Form 10-Q
period 1996-09-30
GUITAR CENTER INC
filed 1996-11-14
CIK 1021113

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ____________________


Commission File No. 333-10491


                                 GUITAR CENTER, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                           95-4600862
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)


           5155 CLARETON DRIVE
        AGOURA HILLS, CALIFORNIA                                    91301
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                    (818) 735-8800
--------------------------------------------------------------------------------
                  Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes                 No     X
                                            ---------         ---------


As of November 11, 1996, 1,400,000 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                 GUITAR CENTER, INC.

                                        INDEX


                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Condensed Balance Sheets - September 30, 1996 and
              December 31, 1995...............................................1

              Condensed Statements of Operations - Three months
              ended September 30, 1996 and September 30, 1995.................2

              Condensed Statements of Operations - Nine months
              ended September 30, 1996 and September 30, 1995.................3

              Condensed Statement of Stockholders' Equity.....................4

              Condensed Statements of Cash Flows - Nine months
              ended September 30, 1996 and September 30, 1995.................5

              Notes to Condensed Financial Statements......................6-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................12-17

PART II.  OTHER INFORMATION

    Items 1 - 5.  Not Applicable

    Item 6.  Exhibits and Reports on Form 8-K................................18

Signatures...................................................................19

GUITAR CENTER, INC.
BALANCE SHEET


                                                                               SEPTEMBER 30    DECEMBER 31
                                                                                   1996           1995
                                                                                (UNAUDITED)     (AUDITED)
                                                                               ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                            52          1,338
  Accounts receivable, less allowance for doubtful accounts of $100
  (1996) and $200 (1995)                                                            3,228          2,203
  Inventories                                                                      48,465         31,282
  Prepaid expenses and other current assets                                         1,709            772
                                                                               ------------    -----------

Total current assets                                                               53,514         35,595
Property and equipment, net                                                        15,262         13,276
Goodwill, net of accumulated amortization of $163 (1996) and $152 (1995)              436            447
Other assets                                                                        4,333            300
                                                                               ------------    -----------
                                                                                  $73,545        $49,618
                                                                               ------------    -----------
                                                                               ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  9,754         12,613
  Accrued expenses and other current liabilities                                   10,512         16,979
  Current portion of long-term debt                                                 9,930            -
                                                                               ------------    -----------

Total current liabilities                                                          30,196         29,592
Other long-term liabilities                                                           564            263
Long-term debt                                                                    100,000            -
Senior preferred stock, aggregate liquidating preference of $20,895;
  authorized 4,250,000 shares, issued and outstanding 800,000 shares               14,442            -
Stockholders' equity (deficit):
  Junior preferred stock                                                          138,600            -
  Warrants                                                                          6,500            -
  Common stock, no par value; authorized 2,500,000 shares issued and outstanding 1,400,000 at December 31, 1995; authorized 10,000,000 shares,
    issued and outstanding 1,400,000 at September 30, 1996                          1,400          4,987
Additional paid in capital                                                        (10,249)           -
Retained earnings (deficit)                                                      (207,908)        14,776
                                                                               ------------    -----------

Total stockholders' equity (deficit)                                              (71,657)        19,763
                                                                               ------------    -----------

                                                                                  $73,545        $49,618
                                                                               ------------    -----------
                                                                               ------------    -----------



                                See accompanying notes

                        GUITAR CENTER, INC.

                        CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                          Three months ended
                                                             September 30

                                                           1996          1995
                                                             (in thousands)

Net sales                                                 54,361        43,062
Cost of goods sold, buying and occupancy                  39,088        31,207
                                                         -----------------------
Gross profit                                              15,273        11,855

Selling, general and administrative expenses              11,203         8,339
Deferred compensation expense                               --           1,020
                                                         -----------------------

Operating income                                           4,070         2,496
Interest expense, net                                      3,059           172
Transaction expenses                                         305           --
                                                         -----------------------

Income before income taxes                                   706         2,324

Income taxes                                                   8            35
                                                         -----------------------

Net income                                                   698         2,289
                                                         -----------------------
                                                         -----------------------

Pro forma data:
  Income before taxes                                        706         2,324
  Pro forma tax provision                                    --          1,438
                                                         -----------------------
  Pro forma net income                                       706           886
                                                                     -----------
                                                                     -----------

Senior and junior preferred stock dividends               (3,537)
                                                         ------------
Pro forma net loss applicable to common stockholders      (2,831)
                                                         ------------
                                                         ------------


                               See accompanying notes.

                        GUITAR CENTER, INC.

                        CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                           Nine months ended
                                                             September 30

                                                           1996         1995
                                                             (in thousands)

Net sales                                                145,409       119,950
Cost of goods sold, buying and occupancy                 104,337        86,949
                                                        -----------------------
Gross profit                                              41,072        33,001

Selling, general and administrative expenses              29,521        23,439
Deferred compensation expense                             69,892         2,060
                                                        -----------------------

Operating income (loss)                                  (58,341)        7,502
Interest expense, net                                      9,105           259
Transaction expenses                                       6,481           --
                                                        -----------------------
Income (loss) before income taxes                        (73,927)        7,243

Income taxes                                                 139           109
                                                        -----------------------

Net income (loss)                                        (74,066)        7,134
                                                        -----------------------
                                                        -----------------------

Pro forma data:
  Income (loss) before taxes                             (73,927)        7,243
  Pro forma tax provision                                    --          4,000
                                                        -----------------------
  Pro forma net income (loss)                            (73,927)        3,243
                                                                    -----------
                                                                    -----------

Senior and junior preferred stock dividends               (4,499)
                                                        ------------
Pro forma net loss applicable to common stockholders     (78,426)
                                                        ------------
                                                        ------------

                                See accompanying notes.

GUITAR CENTER, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

                                                        Additional                     Junior         Retained
                                            Common        Paid in                    Preffered        Earnings
                                            Stock        Capital       Warrants        Stock          (Deficit)       Total
                                          ----------    ----------    ----------     ----------      ----------     ----------
                                                                                   (in thousands)
Balance at December 31, 1995 . . . . .     $4,987       $    --        $    --       $    --          $14,776        $19,763

S Corporation cash distributions . . .        --             --             --            --          (28,057)       (28,057)
S Corporation non-cash distributions .        --             --             --            --           (1,753)        (1,753)
Redemption of prior sale stockholder
  interest . . . . . . . . . . . . . .     (4,787)           --             --          19,800       (128,115)      (113,102)
Reclassification of prior S Corporation
  deficit. . . . . . . . . . . . . . .        --         (10,249)           --             --          10,249            --
Issuance of equity to management . . .        500            --             --          49,500            --          50,000
Issuance of equity to new investors. .        700            --             --          69,300            --          70,000
Issuance of warrants . . . . . . . . .        --             --           6,500            --             --           6,500
Net Losses . . . . . . . . . . . . . .        --             --             --             --         (74,066)       (74,066)
Undeclared dividend on senior preferred
  stock. . . . . . . . . . . . . . . .        --             --             --             --            (895)          (895)
Accretion of senior preferred stock. .        --             --             --             --             (47)           (47)
                                          ----------    ----------    ----------     ----------      ----------     ----------

Balance at September 30, 1996. . . . .     $1,400       ($10,249)        $6,500       $138,600      ($207,908)      ($71,657)
                                          ----------    ----------    ----------     ----------      ----------     ----------
                                          ----------    ----------    ----------     ----------      ----------     ----------


                                See accompanying notes.

                   GUITAR CENTER, INC.

                   CONDENSED STATEMENTS OF CASH FLOWS
                   (Unaudited)

                                                                                    Nine months ended
                                                                                       September 30

                                                                                    1996           1995
                                                                                 ----------     ----------
                                                                                       (in thousands)
OPERATING ACTIVITIES

Net income (loss)                                                                 (74,066)         7,134
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                     1,551          1,342
  Deferred compensation-repurchase of options                                      49,500            --
  Amortization of deferred financing fees                                             108            --

Change in assets and liabilities:
  Inventories                                                                     (17,183)        (2,372)
  Accounts receivable                                                              (1,085)          (539)
  Prepaid expenses                                                                   (937)          (584)
  Other assets                                                                       (556)          (104)
  Accounts payable                                                                 (2,859)        (2,837)
  Accrured expenses and other curent liabilities                                   (6,467)         1,541
  Other long-term liabilities                                                         301             51
                                                                                 ----------     ----------

      Net cash provided by (used in) operating activities                         (51,693)         3,632
                                                                                 ----------     ----------
INVESTING ACTIVITIES

Purchases of property and equipment                                                (5,279)        (1,521)
                                                                                 ----------     ----------

      Net cash used in investing activities                                        (5,279)        (1,521)
                                                                                 ----------     ----------

FINANCING ACTIVITIES

Deferred financing fees                                                            (3,585)           --
Principal repayment of note payable                                                   --            (825)
Net proceeds from revolving line of credit                                          9,930          7,052
Proceeds from issuance of long-term debt                                          100,000            --
Distribution of prior stockholder interests                                      (113,102)           --
Issuance of common stock                                                            1,200            --
Issuance of senior preferred stock                                                 13,500            --
Issuance of junior preferred stock                                                 69,300            --
Issuance of warrants                                                                6,500            --
Distributions to stockholder                                                      (28,057)       (12,365)
                                                                                 ----------     ----------
      Net cash provided by (used in) financing activities                          55,686         (6,138)
                                                                                 ----------     ----------

Net increase (decrease) in cash and cash equivalents                               (1,286)        (4,027)
Cash and cash equivalents at beginning of period                                    1,338          4,059
                                                                                 ----------     ----------

Cash and cash equivalents at end of period                                             52             32
                                                                                 ----------     ----------
                                                                                 ----------     ----------


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITES
In 1996, the Company entered two sale leaseback transactions with its former sole stockholder aggregating $1,753,000

                                See accompanying notes.

                                 GUITAR CENTER, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  GENERAL
    In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation ("Guitar Center" or the "Company"), as of September 30, 1996, and the results of operations and cash flows for the nine months and three months ended September 30, 1996 and 1995. On November 6, 1996, the Company reincorporated from California to Delaware and changed its name to Guitar Center, Inc. The Company was formerly known as Guitar Center Management Company, Inc.

    The results of operations for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full year.

2.  NEW ACCOUNTING POLICIES
    Effective January 1, 1996 the Company elected to change certain accounting policies. The changes include the capitalization of certain pre-opening costs, management information systems development costs, and lease negotiation costs. Such amounts will be amortized over twelve months for the pre-opening costs, three years for the management information systems development costs and over the life of the lease for lease negotiation costs. The Company believes that these policy changes will more accurately match costs with their related revenues.

    The amounts capitalized during the nine months ended September 30, 1996 were not material to the financial statements. The effect on all prior periods presented is not material.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued in March 1995 and effective for fiscal years beginning after December 15, 1995 (SFAS 121), establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations. The Company assesses the recoverability of its intangible assets by determining whether the amortization of those balances can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of capital.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain PRO FORMA disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995.

The Company will adopt the provisions for PRO FORMA disclosure requirements of SFAS 123 in Fiscal 1996. The implementation of SFAS 123 will not have a material impact on the Company's 1996 Financial Statements.

3.  PRO FORMA DATA
    Prior to June 5, 1996, the Company elected to be treated as an S
Corporation for federal and state income tax purposes. PRO FORMA information has been provided to reflect the estimated statutory provision for income taxes assuming the Company had been taxed as a C Corporation. See Note 7.

4.  RECAPITALIZATION
    On June 5, 1996, a series of transactions to effect the recapitalization of the Company (the "Recapitalization") were consummated. Members of management purchased 500,000 shares of the Company's Common Stock for $0.5 million cash and received 495,000 shares of 8% Junior Preferred Stock in exchange for the cancellation of outstanding options exercisable for Common Stock. The Company's former sole shareholder received 198,000 shares of Junior Preferred Stock in exchange for Common Stock. New investors purchased 700,000 shares of Common Stock and 693,000 shares of Junior Preferred Stock for $70.0 million cash, and 800,000 shares of 14% Senior Preferred Stock and Warrants for an aggregate $20.0 million cash. The Warrants are exchangeable for 73,684 shares of Common Stock and 72,947 shares of Junior Preferred Stock. The Company repurchased shares of Common Stock from the former sole shareholder for $113.1 million cash and canceled certain options for Common Stock held by management in exchange for $27.9 million cash. For financial statement purposes, the Company recorded a charge to operations in the amount of $69.9 million (net of $7.9 million which the Company had previously accrued) related to the cancellation and exchange of the management stock options.

    To fund the Recapitalization transaction in part and to repay the $35.9 million outstanding under its Old Credit Facility, the Company borrowed $100 million under an increasing rate Bridge Facility. The Bridge Facility was repaid on July 2, 1996 with the proceeds of the 11% Senior Notes due 2006 (the "Senior Notes") and cash on hand.

    In connection with the Recapitalization, the Company incurred transaction costs of approximately $11.2 million, which consists of $6.5 million of sellers transaction costs and $4.7 million in fees paid to finance the Bridge Facility. These amounts have been charged to transaction expense and interest expense, net, respectively, in the condensed statement of operations for the three and nine months ended September 30, 1996. In addition, on July 2, 1996, in connection with the sale of the Senior Notes, approximately $3.6 million in fees and expenses were incurred which have been recorded as other assets and are being amortized over the term of the related debt.

5.  STOCK OPTION PLANS
    In connection with the Recapitalization, the Company granted to certain employees options to purchase 146,562 units consisting of 146,562 shares of Common Stock and 145,096 shares of Junior Preferred Stock at an exercise price of $100 per unit. The Company has an additional 113,796 units remaining available for grant.

The option agreements of Larry Thomas and Marty Albertson contain a provision whereby in the event of certain initial public offering transactions, the options held by them will immediately vest.

6.  DEBT
    In connection with the Recapitalization, the Company borrowed $100 million under the Bridge Facility. Financing fees of $4.7 million were paid and charged to the statement of operations during June 1996. On July 2, 1996, the Bridge Facility was repaid with the proceeds from the sale of the Senior Notes and cash on hand. The Senior Notes are unsecured and pay interest in cash on a semi-annual basis.

    In addition, the Company entered into a $25 million unsecured revolving line of credit (the "New Credit Facility"). The line expires in June 2001. The revolving line of credit bears interest at various rates based on the lender's prime lending rate (8.25% at September 30, 1996) plus 1.5% or the Eurodollar rate (5.4% at September 30, 1996) plus 3.0%. A fee of 0.375% is assessed on the unused portion of the facility with interest due monthly. At September 30, 1996, the Company had $9.9 million outstanding under the revolving line of credit.

7.  INCOME TAXES
    In connection with the Recapitalization, the Company terminated its S Corporation election and converted to a C Corporation for income tax purposes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the assets and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management determined that a substantial valuation allowance was necessary due to the increased leverage of the Company and its effect on future taxable income.

8.   PREFERRED STOCK

    REDEEMABLE SENIOR PREFERRED STOCK AND WARRANTS
    In connection with the Recapitalization, the Company issued 800,000 shares of Senior Preferred Stock with an initial aggregate liquidation value of $20.0 million. Dividends on the Senior Preferred Stock accrue at a rate of 14%. Such dividends are payable quarterly on each of March 15, June 15, September 15, and December 15, beginning June 15, 1996. On or prior to June 15, 2002, dividends shall not be payable in cash to holders, but shall, whether or not declared, accrete to the liquidation value of the Senior Preferred Stock compounded on each dividend payment date. Under certain circumstances the holders can elect to receive additional shares of the Senior Preferred Stock in lieu of accretion to the liquidation value.

    The Company may, at its option, to the extent that funds are legally available for such payment, redeem, prior to June 15, 1999, in whole or in apart, shares of Senior Preferred Stock at a redemption price equal to 103% of the Liquidation Value if such redemption shall occur before June 15, 1997, or 106% of the Liquidation Value if the redemption occurs on or after June 15, 1997 to and including June 15, 1999, without interest, provided that an initial public offering shall have occurred and the aggregate redemption price of the Senior Preferred Stock does not exceed the net proceeds received by the Company in the initial public offering.

    The Company may, at its option, on or after June 15, 1999, to the extent the Company shall have funds legally available for such payment, redeem shares of Senior Preferred Stock at any time in whole, or from time to time in part, at redemption prices per share in cash equal to the aggregate liquidation preference thereof plus a premium. The Senior Preferred Stock is mandatorially redeemable on June 15, 2008 at a redemption price equal to the aggregate liquidation value plus accrued and unpaid cash dividends.

    Holders of the Senior Preferred Stock have no voting rights with respect to any matters except as provided by law or as set forth in the Company's Certificate of Incorporation. Such Certificate of Incorporation provides that in the event that (i) dividends on the Senior Preferred Stock are in arrears and unpaid for six consecutive quarterly periods after June 15, 2002; (ii) for any reason (including the reason that funds are not legally available for redemption), the Company shall have failed to discharge any mandatory redemption obligation; or (iii) the Company shall have failed to provide a notice within the time period required by a redemption pursuant to a Change of Control (each of the foregoing, a "Voting Trigger"), the Board will be increased by two directors and the holders of the Senior Preferred Stock, together with the holders of shares of every other series of preferred stock of the Company with like rights to vote for the election of two additional directors, voting as a class, will be entitled to elect two directors to the expanded Board of Directors. Such voting rights will continue until the Company shall have fulfilled its obligations that gave rise to a Voting Trigger.

    The Senior Preferred Stock with respect to dividend rights on liquidation, winding up and dissolution, ranks senior to Junior Preferred Stock and the Common Stock.

    In connection with the issuance of the Senior Preferred Stock the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants are exchangeable for 73,684 shares of Common Stock and 72,947 shares of Junior Preferred Stock.

    The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The Senior Preferred Stock will accrete to its redemption value ($20.0 million) using the effective interest method through its mandatory redemption date of June 15, 2008. The carrying amount of the Senior Preferred Stock will be adjusted periodically for both the above noted accretion as well as by amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption features.

    JUNIOR PREFERRED STOCK
    The Company has authorized the issuance of up to 1,765,000 shares of
Junior Preferred Stock.   In connection with the Recapitalization 1,386,000
shares of Junior Preferred Stock were issued. Each outstanding share of Junior Preferred Stock has a liquidation preference of $100.00. Dividends accrue at a rate of 8% per annum on the sum of the liquidation preference plus accumulated but unpaid dividends thereon. The Junior Preferred Stock ranks junior to the Senior Preferred Stock and senior to the Common Stock, with respect to dividend rights and rights on liquidation.

    The Company may be required to mandatorially redeem all or a portion of the Junior Preferred Stock under certain conditions. Specifically, the Company would be required to redeem within 45 days of an initial public offering (IPO) resulting in a market capitalization of more than $500 million, at a redemption price per share equal to 100% of the liquidation value plus all accrued and unpaid cash dividends as follows:

         (i) If the IPO results in a market capitalization of the Company of less than $750 million but more than or equal to $500 million, the Company shall redeem up to 25% of the outstanding shares of Junior Preferred Stock held by each holder of such shares who requests redemption;

         (ii) If the IPO results in a market capitalization of the Company of less than $1 billion but more than or equal to $750 million, the Company shall redeem up to 50% of the outstanding shares of Junior Preferred Stock held by each holder of such shares who request redemption; and

         (iii) If the IPO results in a market capitalization of the Company of more than or equal to $1 billion, the Company shall redeem up to 100% of the outstanding shares of Junior Preferred Stock held by each holder of such shares who requests redemption.

    In the event the Company intends to consummate an IPO, the holders of sixty percent (60%) of the outstanding Junior Preferred Stock may require the Company to convert on a PRO RATA basis all or any portion of the outstanding Junior Preferred Stock into shares of Common Stock, such conversion to occur automatically upon the closing of an IPO. Each share of Junior Preferred Stock shall be converted into a number of shares of Common Stock equal to (x) the Liquidation Value per share plus accrued and unpaid dividends thereon to the date of conversion, without interest, divided by (y) the offering price per share of Common Stock in such IPO, with any fractional shares redeemed by the Company for cash.

    Accumulated but unpaid dividends on the Junior and Senior Preferred Stock aggregated $4.5 million as of September 30, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



OVERVIEW
    Guitar Center is the nation's leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment with 28 stores operating in 14 major markets as of September 30, 1996. From 1993 to 1995, Guitar Center's net sales have grown at a compound annual growth rate of 32.4%, principally due to comparable store sales growth averaging 17.3% per year and the opening of six new stores. Guitar Center achieved comparable store net sales growth of 11.4%, 17.3%, 23.4% and 10.3% for the fiscal years ended December 31, 1993, 1994, 1995 and the nine months ended September 30, 1996, respectively. Theses increases were primarily attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name.

    The Company opened seven stores in fiscal 1996 and expects to open eight stores in each of fiscal 1997 and 1998. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to build the infrastructure necessary to support a large, national chain. For example, the Company has spent $2.9 million during the past three years on system upgrades to support the storewide integration of a state-of-the-art management information system. The Company has also established centralized operating and financial controls and has implemented an extensive training program to ensure a high level of customer service in its stores. Management believes that the infrastructure is in place to support its needs for the foreseeable future, including its expansion plans as described herein.

    Guitar Center's expansion strategy includes opening additional stores in certain of its existing markets and entering new markets. As part of its store expansion strategy, the Company opened five stores during a 14-month period from October 1993 through November 1994. Additionally, the Company opened one store in December 1995 and seven stores in the nine months ended September 30, 1996. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In markets where the Company has pursued its clustering strategy, mature stores have historically demonstrated net sales growth rates consistent with the Company average. As the Company enters new markets, management expects that it will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

    The following table sets forth certain historical income statement data as a percentage of net sales:
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ------------------   ------------------
                                          1996      1995      1996      1995
                                          ----      ----      ----      ----
Net sales............................... 100.0%    100.0%    100.00%   100.00%
Gross profit............................  28.1      27.5      28.2      27.5
Selling, general and administrative
    expenses...........................   20.6      19.4      20.3      19.5
                                         ------    ------   -------     ----
Operating income before deferred
    compensation expenses..............    7.5       8.1       7.9       8.0
Deferred compensation expense...........   -         2.8      48.2       1.7
                                         ------    ------   -------     ----

Operating income (loss).................   7.5       5.8     (40.1)      6.3
Interest expense, net...................   5.6       0.4       6.2       0.3
 Transaction expenses...................   0.6       _         4.5       _
                                         ------    ------   -------     ----
Income (loss) before income taxes.......   1.3       5.4     (50.8)      6.0
Income taxes............................   -         0.1       0.1       0.1
                                         ------    ------   -------     ----
Net Income (loss).......................   1.3%      5.3%    (50.9)%     5.9%
                                         ------    ------   -------     ----

RESULTS OF OPERATIONS
    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales of the Company increased to $54.4 million for the three months ended September 30,1996, from $43.1 million for the same three months in 1995, a 26.2% increase. This growth was attributable to an increase of 7.6% in comparable store net sales which contributed $3.3 million, or 29.2%, of the increase. New store net sales of $8.0 million accounted for the balance of the increase in net sales. The increase in comparable store net sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between product categories. Such volume increases were primarily the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music product industry and increasing consumer awareness of Guitar Center stores.

    Gross profit for the three months ended September 30, 1996 increased to $15.3 million from $11.9 million for the same three months in 1995, a 28.6% increase. Gross profit as a percentage of net sales ("gross margin") for the three months ended September 30, 1996 increased to 28.1% from 27.5% in the three months ended September 30, 1995. This increase in gross margin was primarily the result of the introduction and sales of higher margin high-technology pro audio and recording equipment.

    Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $11.2 million from $8.3 million for the same three months in 1995, a 33.7% increase. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 1996 increased to 20.6% from 19.4% for the three months ended September 30, 1995. This change reflects the incremental cost of staffing newly opened stores prior to stores operating at full volume. During the three months ended September 30, 1996, four new stores commenced operation and were open an average of seven weeks. In addition, the increase reflects increases in Corporate personnel and management information systems expenses associated with the Company's planned expansion.

    There was no deferred compensation expense in the three months ended September 30, 1996 as the deferred compensation plan was terminated at the time of the Recapitalization.

    Operating income for the three months ended September 30, 1996 was $4.1 million compared to operating income of $2.5 million for the same three months in 1995, an increase of 64.0%. Operating income before deferred compensation increased 15.8% to $4.1 million from $3.5 million over the comparable period. As a percentage of net sales, operating income before deferred compensation for the three month ended September 30, 1996 decreased to 7.5% from 8.2% in the three months ended September 30, 1995. This decrease was primarily attributable to the increase in selling, general and administrative expenses partially offset by the increase in gross margin.

    Interest expense, net for three months ended September 30, 1996 increased to $3.1 million from $0.2 million for the three months ended September 30, 1995. This increase is primarily attributable to interest expense on the Senior Notes.

    Non-recurring transaction costs of $0.3 million related to the Recapitalization were expensed in the three months ended September 30, 1996.

    Net income for the three months ended September 30, 1996 decreased to $0.7 million from $2.3 million for the three months ended September 30, 1995.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales of the Company increased to $145.4 million for the nine months ended September 30, 1996 from $120.0 million for the same nine months in 1995, a 21.2% increase. This growth was attributable to an increase of 10.3% in comparable store net sales which contributed $12.3 million, or 48.4% of the increase. In addition, $13.1 million was contributed from new store net sales which accounted for 51.6% of the increase. The increase in comparable store net sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between product categories. Such volume increases were primarily the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of Guitar Center stores.

    Gross profit for the nine months ended September 30, 1996 increased to $41.1 million from $33.0 million for the same nine months in 1995, a 24.5% increase. Gross Margin for the nine months ended September 30, 1996 increased to 28.2% per table from 27.5% in the nine months ended September 30, 1995. This increase in gross margin was primarily the result of the introduction and sales of higher margin high-technology pro audio and recording equipment.

    Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $29.5 million from $23.4 million for the same nine months in 1995, a 25.9% increase. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 1996 increased to 20.3% from 19.5% for the nine months ended September 30, 1995. This change reflects an increase in the number of store employees in anticipation of the continued comparable store sales growth, as well as the incremented cost of staffing newly opened stores prior to stores operating at full volume. During the nine months ended September 30, 1996 seven new stores commenced operation and were open an average of three and a half months. In addition, the increase reflects increases in corporate personnel and management information systems expenses associated with the Company's planned expansion.

    Deferred compensation expense for the nine months ended September 30, 1996 increased to $69.9 million from $2.1 million for the nine months ended September 30, 1995. The deferred compensation expense resulted from the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program. These expenses are nonrecurring as the deferred compensation plan was terminated at the time of the Recapitalization.

    The operating loss for the nine months ended September 30, 1996 was $58.3 million compared to operating income of $7.5 million for the nine months ended September 30, 1995. Operating income before deferred compensation increased 20.8% to $11.6 million from $9.6 million over the comparable period. As a percentage of net sales, operating income before deferred compensation for the nine months ended September 30, 1996 decreased to 7.9% from 8.0% in the nine months ended September 30, 1995. This decrease was primarily attributable to the increase in selling, general and administrative expenses partially offset by the increase in gross margin.

    Interest expense, net for the nine months ended September 30, 1996 increased to $9.1 million from $0.3 million for the nine months ended September 30, 1995. This increase was attributable to the write-off of financing fees of $4.7 million and interest expense of $0.9 million on the Bridge Facility and interest expense on the Senior Notes for three months.

    Non-recurring transaction costs of $6.5 million related to the Recapitalization were expensed in the nine months ended September 30, 1996.

    Net income (loss) for nine months ended September 30, 1996 decreased to ($74.1) million from $7.1 million for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
    Guitar Center's need for liquidity will arise primarily from interest payable on the indebtedness incurred in connection with the Recapitalization and the funding of the Company's capital expenditure and working capital requirements. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2006 and has no mandatory payments of principal scheduled under the New Credit Facility for five years. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

    As of November 6, 1996, the Company had $8.8 million outstanding and approximately $15 million available for additional borrowing under the New Credit Facility. The interest rate as of such date was 9.75% on prime rate based borrowings and 8.40% on Eurodollar rate based borrowings. The agreement underlying the New Credit Facility expires June 1, 2001 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all such requirements as of September 30, 1996.

    For the nine months ended September 30, 1996, cash used in operating activities was $52.2 million. During the nine months ended September 30, 1995, cash provided by operating activities was $3.6 million. Cash provided by financing activities was $55.7 million for the nine months ended September 30, 1996, which includes the effects of the Recapitalization. Cash used in financing activities during the nine months ended September 30, 1995 was $6.1 million which consisted primarily of distributions to the Company's sole stockholder of $12.4 million.

    Capital expenditures totaled $5.3 million for the nine months ended September 30, 1996. The Company's capital expenditures related to the opening of new stores, management information systems and store remodels.

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next twelve months including its plans to open approximately eight stores in fiscal 1997. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under the New Credit Facility. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company.

SEASONALITY
    The Company's results are not highly seasonal, although, as with most retailers, sales in the quarter ending December 31, are typically higher than in any other quarter.


OTHER
    The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

FORWARD LOOKING STATEMENTS
    This report includes certain forward looking statements regarding, among other things, future results of operations, growth plans, gross margin and expense trends, capital requirements, and general industry and business conditions applicable to Guitar Center. Such forward looking statements involve risks and uncertainties including, but not limited to, potential consequences of the Company's significant leverage and aggressive growth strategy, dependence on key personnel, the present concentration of the Company's operations in California, competition, and the impact of economic conditions on industry results and changing consumer preferences. In addition to the information provided herein, reference is made to the material contained under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-10491) for additional information regarding such matters and the effect thereof on the Company's business.

                             PART II.  OTHER INFORMATION


Items 1 - 5.  Not Applicable


Item 6.       Exhibits and Reports on Form 8-K

                   (a)  Exhibits.

                        (1)  27.1  Financial Data Schedule

                   (b)  Reports on Form 8-K.  None.

                                 GUITAR CENTER, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Guitar Center, Inc.


                                  /s/ Bruce L. Ross.

Date:  November 11, 1996          Bruce L. Ross, Vice President,
                                  Chief Financial Officer and Secretary

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)