Form 10-Q/A
period 1996-09-30
GUITAR CENTER INC
filed 1996-11-14
CIK 1021113

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q/A



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

GUITAR CENTER, INC.
BALANCE SHEET



                                                                               SEPTEMBER 30    DECEMBER 31
                                                                                   1996           1995
                                                                                (UNAUDITED)     (AUDITED)
                                                                               ------------    -----------
                                                                                      (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                            52          1,338
  Accounts receivable, less allowance for doubtful accounts of $100
  (1996) and $200 (1995)                                                            3,228          2,203
  Inventories                                                                      48,465         31,282
  Prepaid expenses and other current assets                                         1,709            772
                                                                               ------------    -----------

Total current assets                                                               53,514         35,595
Property and equipment, net                                                        15,262         13,276
Goodwill, net of accumulated amortization of $163 (1996) and $152 (1995)              436            447
Other assets                                                                        4,333            300
                                                                               ------------    -----------
                                                                                  $73,545        $49,618
                                                                               ------------    -----------
                                                                               ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  9,754         12,613
  Accrued expenses and other current liabilities                                   10,512         16,979
  Current portion of long-term debt                                                 9,930            -
                                                                               ------------    -----------

Total current liabilities                                                          30,196         29,592
Other long-term liabilities                                                           564            263
Long-term debt                                                                    100,000            -
Senior preferred stock, aggregate liquidating preference of $20,895;
  authorized 4,250,000 shares, issued and outstanding 800,000 shares               14,442            -
Stockholders' equity (deficit):
  Junior preferred stock                                                          138,600            -
  Warrants                                                                          6,500            -
  Common stock, no par value; authorized 2,500,000 shares issued and outstanding 1,400,000 at December 31, 1995; authorized 10,000,000 shares,
    issued and outstanding 1,400,000 at September 30, 1996                          1,400          4,987
Additional paid in capital                                                        (10,249)           -
Retained earnings (deficit)                                                      (207,908)        14,776
                                                                               ------------    -----------

Total stockholders' equity (deficit)                                              (71,657)        19,763
                                                                               ------------    -----------

                                                                                  $73,545        $49,618
                                                                               ------------    -----------
                                                                               ------------    -----------



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