Form 10-K405
period 1996-12-31
GUITAR CENTER INC
filed 1997-03-28
CIK 1021113

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from   _____________ to _____________

                        COMMISSION FILE NUMBER 000-22207

                               GUITAR CENTER, INC.

               (Exact name of registrant as specified in charter)

                       DELAWARE                        95-4600862
             (State or other jurisdiction          (I.R.S. Employer
           of incorporation or organization)     Identification Number)

                  5155 CLARETON DRIVE
               AGOURA HILLS, CALIFORNIA                   91301
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  (818) 735-8800

               Securities registered pursuant to 12(b) of the Act:
                                      NONE

               Securities registered pursuant to 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1997, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $133,144,768 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [ X ] NO [ ].

     As of March 24, 1997, there were 18,316,579 shares of Common Stock, par value $.01 per share, outstanding.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


     The Exhibit Index appears on page S-2.

                                     PART I

ITEM 1.   BUSINESS

COMPANY HISTORY

     Guitar Center, Inc. ("Guitar Center" or the "Company") was founded in 1964 in Hollywood, California. In 1972, the Company opened its second store in San Francisco to capitalize on the emerging San Francisco rock 'n roll scene. By this time, Guitar Center's inventory had been expanded to include drums, keyboards, accessories and pro audio and recording equipment. Throughout the 1980s, Guitar Center expanded by opening nine stores in five major markets including Chicago, Dallas and Minneapolis. Since 1990, the Company has continued its new store expansion and has focused on building the infrastructure necessary to manage the Company's strategically planned growth. Current executive officers and key managers have been with the Company for an average of 11 years and two of such executive officers (Mr. Larry Thomas, the Company's President and Chief Executive Officer, and Mr. Marty Albertson, the Company's Executive Vice President and Chief Operating Officer) effectively assumed full operating control in 1992. Since then, management has focused on developing and realizing its long-term goal of expanding its position as the leading music products retailer throughout the United States.

     Guitar Center's flagship Hollywood store currently is one of the nation's largest and best-known retail stores of its kind with approximately 30,600 square feet of retail space. The Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of the Hollywood store is the Rock Walk which memorializes over 70 famous musicians and music pioneers. The Rock Walk attracts several tour buses daily and has helped to create international recognition of the Guitar Center name.

     The Company is a Delaware corporation with its principal executive offices located at 5155 Clareton Drive, Agoura Hills, California 91301, and its telephone number is (818) 735-8800.

THE RECAPITALIZATION

     On June 5, 1996, the Company consummated a series of transactions to effect a recapitalization of the Company (the "Recapitalization") in order to transfer ownership of the Company from its sole stockholder, the Scherr Living Trust (the "Scherr Trust"), to members of management (including Messrs. Thomas and Albertson), Chase Venture Capital Associates, L.P. ("Chase Ventures") and an affiliated entity, Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo") and Weston Presidio Capital II, L.P. ("Weston Presidio"). Chase Ventures, Wells Fargo and Weston Presidio are referred to herein as the "Investors."

BUSINESS

     As of December 31, 1996, Guitar Center operated 28 stores in 15 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston and Minneapolis. From fiscal 1992 through fiscal 1996, the Company's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 25.6% and 43.0%, respectively. This growth was principally the result of strong and consistent comparable store sales growth, averaging 14.8% per year over such five-year period, and the opening of 13 new stores. Comparable store sales (stores opened for at least 14 months) for fiscal 1994, 1995 and 1996 were $113.2 million, $157.5 million and $187.7 million, respectively.

     Guitar Center offers a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. The Company creates an entertaining and exciting atmosphere in its stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. Management believes approximately 80% of the Company's sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely upon the Company's knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

     The Guitar Center prototype store generally ranges in size from 12,000 to 15,000 square feet (as compared to a typical music products retail store which averages approximately 3,200 square feet) and is designed to encourage customers to hold and play instruments. Each store carries an average of 7,000 core SKUs, which management believes is significantly greater than a typical music products retail store, and is organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. Management believes this retail concept differentiates the Company from its competitors and encourages repeat business.

     Guitar Center stores historically have generated strong and stable operating results. All of the Company's stores, after being open for at least twelve months, have had positive store-level operating income in each of the past five fiscal years.

     The following summarizes certain key operating statistics of a Guitar Center store and is based upon the 21 stores operated by the Company for the full year ended December 31, 1996:

         Average 1996 net sales per square foot  . . . . . . .  $      707
         Average 1996 net sales per store  . . . . . . . . . .   9,148,000
         Average 1996 store-level operating income (1) . . . .   1,402,000
         Average 1996 store-level operating income margin (1).        15.3%
_____________________

(1) Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

     Management is highly committed to the success of Guitar Center. As of the closing of the Company's initial public offering (the "Offering") on March 19, 1997 (and before any exercise of the underwriters' overallotment option) executive officers and key managers beneficially owned approximately 18.8% of the Company's outstanding Common Stock, $.01 par value (the "Common Stock"). The Company's growth strategy is to continue to increase its presence in its existing markets and to open new stores in strategically selected markets. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. The Company opened a total of seven stores in fiscal 1996, and presently expects to open approximately eight stores in each of fiscal 1997 and fiscal 1998. The Company has committed substantial resources to building a corporate infrastructure and management information systems that it believes can support the Company's needs, including its expansion plans, for the foreseeable future.

     For fiscal years ended December 31, 1994, 1995 and 1996, the Company had net income (loss) of $8.8 million, $10.9 million and ($72.4) million, respectively. The results for fiscal 1996 reflect $11.6 million for transaction costs and financing fees incurred in connection with the Recapitalization and non-recurring deferred compensation expense of $71.8 million, substantially all of which related to the Recapitalization. See "Item 13. Certain Relationships and Related Transactions -- The
Recapitalization."

INDUSTRY OVERVIEW

     The United States retail market for music products in 1995 was estimated in a study by MUSIC TRADES magazine to be approximately $5.5 billion in net sales, representing a five year compound annual growth rate of 7.9%. The broadly defined music products market, according to the National Association of Music Merchants ("NAMM"), includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs and school band and orchestral instruments. Products currently offered by Guitar Center include categories of products which account for approximately $4.0 billion of this market, representing a five-year compound annual growth rate of 8.6%. The music products market as currently defined by NAMM, however, does not include the significant used and vintage product markets, or the computer software or apparel market in which the Company actively participates. According to findings by a Gallup Survey, as reported by NAMM, there were 62 million amateur musicians in the United States in 1994, with 62% of households characterized as "player households," in which someone plays or has played a musical instrument.

     The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (I.E, the Company, Sam Ash Music Corp, Brook Mays/C&S/H&H, Fletcher Music Center and Musicians Friend, Inc.), accounting for approximately 8.4% of the industry's estimated $5.5 billion in net sales in 1995. Furthermore, 90% of the industry's estimated 8,200 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $0.6 million in annual net sales. In contrast, a Guitar Center store generally averages between 12,000 and 15,000 square feet and in 1996 generated an average of approximately $8.3 million in annual net sales for stores open the full year (excluding the Company's Hollywood store).

     Over the past ten years, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and micro-processor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring this technology are available in a variety of forms and have broad applications across most of the Company's music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices. For example, today an individual consumer can more affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was prohibitively expensive and was typically purchased only by professional sound recording studios.

BUSINESS STRATEGY

     Management's goal is to continue to expand Guitar Center's position as the leading music products retailer throughout the United States. The principal elements of the Company's business strategy are as follows:

          EXPANSION STRATEGY. Guitar Center's expansion strategy is to continue to increase its market share in existing markets and to penetrate strategically selected markets. The Company opened a total of seven stores in fiscal 1996, and currently anticipates opening approximately eight stores in each of fiscal 1997 and fiscal 1998. In preparation for this expansion, management has dedicated a substantial amount of its resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, the Company believes it has developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. See "-- Site Selection." Management also believes there may be attractive opportunities to expand by selectively acquiring existing music products retailers.

          EXTENSIVE SELECTION OF MERCHANDISE. Guitar Center offers an extensive selection of brand name music products complemented by lesser known, hard to find items and unique, vintage equipment. The average 7,000 core SKUs offered through each Guitar Center store provide a breadth and depth of in-stock items which management believes is not available from traditional music products retailers.

          HIGHLY INTERACTIVE, MUSICIAN-FRIENDLY STORE CONCEPT. The purchase of musical instruments is a highly personal decision for musicians.
     Management therefore believes that a large part of the Company's success is attributable to its creative instrument presentations and colorful, interactive displays which encourage the customer to hold and play instruments as well as to participate in product demonstrations. Each store also provides private sound-controlled rooms to enhance a customer's listening experience while testing various instruments.

          EXCEPTIONAL CUSTOMER SERVICE. Exceptional customer service is fundamental to the Company's operating strategy. Accordingly, the Company conducts extensive training programs for its salespeople, who specialize in one of the Company's five product categories. Many of the Company's salespeople are also musicians. With the advances in technology and continuous new product introductions in the music products industry, customers increasingly rely on qualified salespeople to offer expert advice and assist in product demonstrations. Management believes that its emphasis on training and customer service distinguishes the Company within the industry and is a critical part of Guitar Center's success.

          INNOVATIVE PROMOTIONAL AND MARKETING PROGRAMS. Guitar Center sponsors innovative promotional and marketing events which include in-store demonstrations, famous artist appearances and weekend themed sales events designed to create significant store traffic and exposure. In addition, the Company's special grand opening activities in new markets are designed to generate consumer awareness for each new store. Management believes these events help the Company to build a loyal customer base and to encourage repeat business. Since its inception, the Company has compiled a unique, proprietary database containing information on more than one million customers. This database enables Guitar Center to advertise to select target customers based on historical buying patterns. The Company believes the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

          GUARANTEED LOW PRICES. Guitar Center endeavors to be the low price leader in each of its markets, as underscored by its 30-day low price guarantee. The Company's size permits it to take advantage of volume discounts for large orders and other vendor supported programs. Although prices are usually determined on a regional basis, store managers are trained and authorized to adjust prices in response to local market conditions.

          EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. The executive officers and key managers have an average of 11 years with the Company. In addition, executive officers and key managers beneficially own approximately 18.8% of the Company's outstanding Common Stock. See "Item 10. Directors and Executive Officers of the Registrant" and "Item 13. Security Ownership of Certain Beneficial Owners and Management."

MERCHANDISING

     Guitar Center's merchandising concept differentiates the Company from most of its competitors. The Company creates an entertaining and exciting atmosphere in its stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. The Company offers its merchandise at guaranteed low prices and utilizes aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of the Company's merchandising philosophy are as follows:

     EXTENSIVE SELECTION OF MERCHANDISE. The Company seeks to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Guitar Center offers five primary product categories: guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment.

          GUITARS. The Company believes that Guitar Center's electric, acoustic and bass guitar selections are among the deepest and broadest in the industry. Each store features for sale 300 to 500 guitars on the "guitar wall" and also displays many autographed instruments from world-renowned musicians. Major manufacturers, including Fender, Gibson, Taylor, Martin, Ovation and Ibanez, are well represented in popular models and colors. The Company believes it has one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $175 for entry-level guitars to over $50,000 for special vintage guitars. In addition, the Company has recently expanded its line of string instruments to include banjos, mandolins and dobros, among others. The Company also offers an extensive selection of guitar sound processing units and products which allow the guitar to interface with a personal computer. The introduction of such equipment has enabled the Company to serve crossover demand from the traditional guitarist into new computer-related sound products.

          AMPLIFIERS. The Company offers an extensive selection of electric and bass guitar amplifiers and in addition carries a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $3,000. Guitar Center represents most manufacturers, including Marshall, Fender, Crate, Ampeg and Roland.

          PERCUSSION INSTRUMENTS. The Company believes that Guitar Center is one of the largest retailers of percussion products in the United States. The Company's offerings range from basic drum kits to free standing African congos and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. The Company also has a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Premier, Tama and Zildjian.
     The Company carries an extensive selection of digital drum kits and hand held digital drum units. The digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.

          KEYBOARDS. Guitar Center carries a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $150 to $5,000. The Company offers an extensive selection of software for the professional, hobbyist, studio engineer and the post production market enthusiast. The product line covers a broad range of manufacturers including Roland, Korg, Emu and Ensoniq. The Company also maintains a broad selection of computer related accessories, including sound cards, sound libraries and composition, sequence and recording software.

          PRO AUDIO AND RECORDING EQUIPMENT. Guitar Center's pro audio and recording equipment division offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Guitar Center's products range from recording tape to state-of-the-art digital recorders. The Company believes it also carries one of the largest pro audio assortment of professional stage audio equipment for small traveling bands, private clubs and large touring professional bands. The Company's major brand name manufacturers include JBL, Panasonic, Sony, Mackie, Tascam and Alesis.

     BROAD USED MERCHANDISE SELECTION. Guitar Center offers an extensive selection of used merchandise, the majority of which derives from instruments traded in or sold to Guitar Center by customers. The Company believes that its trade-in policy assists in attracting sales by providing musicians an alternative form of payment and the convenience of selling an old instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are well trained and knowledgeable in the used musical instrument market.

     GUARANTEED LOW PRICES. Guitar Center endeavors to be the price leader in each of the markets it serves. The Company is one of the leading retailers in each of its product categories and its size permits it to take advantage of volume discounts for large orders and other vendor supported programs. To maintain this strategy of guaranteed low prices, the Company routinely monitors prices in each of its markets to assure that its prices remain competitive. Although prices are typically determined on a regional basis, store managers are trained and authorized to adjust prices in response to local market conditions. The Company underscores its low price guarantee by providing a cash refund of the price difference if an identical item is advertised by a competitor at a lower price within thirty days of the customer's purchase.

     DIRECT MARKETING, ADVERTISING AND PROMOTION. The Company's advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. Guitar Center regularly plans large promotional events including the Green Tag Sale in March, the Anniversary Sale in August, the Blues Fest in October and the Guitar-a-thon in December. The Company believes that its special events have a broad reach as many of them have occurred annually during the past twenty years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances.

     As Guitar Center enters new markets, it initiates an advertising program, including mail and radio promotions and other special grand opening activities designed to accelerate sales volume for each new store. Radio advertising plays a significant part in the Company's store-opening campaign to generate excitement and create customer awareness.

     Guitar Center maintains a unique and proprietary database containing information on over one million customers. The Company believes that this database assists in generating repeat business by targeting customers based on their purchasing history and by permitting Guitar Center to establish and maintain personal relationships with its customers.

CUSTOMER SERVICE

     Exceptional customer service is fundamental to the Company's operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. Guitar Center believes that its well trained and highly knowledgeable salesforce differentiates it from its competitors and is critical to maintaining customer confidence and loyalty. The Company's employees are typically musicians who are selected and trained to understand the needs of their customers. Salespeople specialize in one of the Company's five product categories and begin training on their first day of employment. Sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. Based on examination results, an employee is given a rating which determines his or her salary and level of responsibility. Guitar Center believes that its employee testing program impresses upon its salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salary by advancing through the certification program. The Company believes that due to its emphasis on training, it is able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service. In addition, each salesperson in the keyboards and pro audio and recording departments is certified by a technical advisory board after satisfactory completion of an extensive training program.

     The Company's customer base consists of (i) the professional or aspiring musician who makes or hopes to make a living through music and (ii) the amateur musician or hobbyist who views music as recreation. Management estimates that professional and aspiring musicians, who view the purchase of musical products as a career necessity, represent approximately 65% of the Company's customer base, and account for approximately 80% of the Company's sales. These customers make frequent visits to a store and develop relationships with the salesforce. Guitar Center generates repeat business and is successful in utilizing its unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, Guitar Center services touring professionals, providing customized products for musical artists.

STORE OPERATIONS

     To facilitate its strategy of accelerated but controlled growth, Guitar Center has centralized many key aspects of its operations, including the development of policies and procedures, accounting systems, training programs, store layouts, purchasing and replenishment, advertising and pricing. Such centralization effectively utilizes the experience and resources of the Company's headquarters staff to establish a high level of consistency throughout all of the Guitar Center stores.

     The Company's store operations are led by its Chief Operating Officer and five regional store managers with each regional manager responsible for approximately four to eight stores. Store management is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

     The Company ensures that store managers are well-trained and experienced individuals who will maintain the Guitar Center store concept and philosophy. Each manager completes an extensive training program which instills the values of operating as a business owner, and only experienced store employees are promoted to the position of store manager. As a result of this strategy, the average tenure of the store managers is approximately seven years. The Company seeks to encourage responsiveness and entrepreneurship at each store by providing store managers with a relatively high degree of autonomy relating to operations, personnel and merchandising. Managers play an integral role in the selection and presentation of merchandise, as well as the promotion of the Guitar Center reputation.

     The Company views its employees as long-term members of the Guitar Center team. The Company encourages employee development by providing the salesforce with extensive training and the opportunity to increase both compensation and responsibility level through increased product knowledge and performance. The Company's aggressive growth strategy provides employees with the opportunity to move into operations, sales and store management positions, which management believes is not available at most other music retailers. As the Company opens new stores, key in-store management positions are primarily filled by the qualified and experienced employees from existing stores. By adopting a "promotion from within" strategy, Guitar Center maintains a well trained, loyal, and enthusiastic salesforce that is motivated by the Company's strong opportunities for advancement. Both Larry Thomas and Marty Albertson, the Company's Chief Executive Officer and Chief Operating Officer, respectively, began their careers as salespersons at Guitar Center.

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

     PURCHASING. Guitar Center believes it has excellent relationships with its vendors and, as one of the industry's largest volume purchasers, is able to receive priority shipping and access to its vendors' premium products on favorable terms. The Company maintains a centralized buying group comprised of merchandise managers, buyers and planners. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The Company uses a proprietary merchandise replenishment system which automatically analyzes and forecasts sales trends for each SKU using various statistical models, supporting the buyers by predicting each store's merchandise requirements. This has resulted in limited "out of stock" positions.

     The Company's business and its expansion plans are dependent to a significant degree upon its vendors. As it believes is customary in the industry, the Company does not have any long-term supply contracts with its vendors. See "-- Risks Related to the Business -- Dependence on Suppliers."

     DISTRIBUTION. Guitar Center products are typically shipped direct from the manufacturer to individual stores, minimizing handling costs and reducing freight expense. Management continues to evaluate the cost effectiveness of operating a distribution center in comparison to a direct ship program and believes it can implement its growth strategy without a central distribution center.

     INVENTORY CONTROL. Management has invested significant time and resources in its inventory control systems and believes it has one of the most sophisticated systems in the music products retail industry. Management believes the vast majority of music product retailers do not use a computerized inventory management system. Guitar Center performs cycle inventory counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. The Company's shrinkage level has historically been very low which management attributes to its highly sophisticated system controls and strong corporate culture.

SITE SELECTION

     The Company believes it has developed a unique and, what historically has been, a highly effective selection criteria to identify prospective store sites. In evaluating the suitability of a particular location, the Company concentrates on the demographics of its target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Stores are typically located in free-standing locations to maximize their outside exposure and signage. Due to the fact that the Company's vendors drop ship merchandise directly to the stores, the Company's expansion plans are dependent more on the characteristics of the individual store site than any logistical constraints that would be imposed by a central distribution facility. See "-- Store Locations."

MANAGEMENT INFORMATION SYSTEMS

     Guitar Center has invested significant resources in management information systems that provide real-time information both by store and by SKU. The systems have been designed to integrate all major aspects of the Company's business including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Guitar Center's highly sophisticated management information systems provide the Company with the ability to monitor all critical aspects of store activity on a real-time basis. Guitar Center's system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting. Guitar Center believes that the systems it has developed will enable the Company to continue to improve customer service and operational efficiency and support the Company's needs for the immediately foreseeable future.

COMPETITION

     The retail market for musical instruments is highly fragmented with the nation's leading five music products retailers accounting for approximately 8.4% of the industry's net sales in 1995. The Company's largest competitor, Sam Ash, operates ten stores in the New York City area and two stores in the South Florida area. The Company currently has no stores in the New York City area. The Company competes with many different types of retail stores, primarily specialty retailers and music product catalogue retailers.

     Guitar Center believes that the ability to compete successfully in its markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs.
Customer satisfaction is paramount to Guitar Center's operating strategy and the Company believes that providing knowledgeable and friendly customer service gives it a competitive advantage. The store environment is designed to be an entertaining and exciting environment in which to shop. In an effort to exceed customer expectations, Guitar Center stores provide a number of services not generally offered by most competitors, including the ability to hold and use merchandise, product demonstrations and extensive product selection. Salespeople are highly trained and specialize in one of the Company's five product areas. Salespeople are certified by an outside technical advisory board, based on extensive training and product knowledge testing. The Company believes that this certification process has increased the professionalism of its employees while reducing turnover. Customers are encouraged to help themselves to the displayed instruments or to seek the assistance of the professional salespeople.

     Certain factors, however, could materially and adversely affect the Company's ability to compete successfully in its markets, including, among others, the expansion by the Company into new markets in which its competitors are already established, competitors' expansion into markets in which the Company is currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into the Company's market by competitors with substantial financial or other resources. See "-- Risks Related to the Business -- Aggressive Growth Strategy; -- Competition."

EMPLOYEES

     As of December 31, 1996, Guitar Center employed approximately 1,010 people, of whom approximately 480 were hourly employees and approximately 530 were salaried. To date, the Company has been able to recruit qualified personnel to manage or staff its stores. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.

STORE LOCATIONS

     The table below sets forth certain information concerning Guitar Center stores:

STORE                                               APPROXIMATE
-----                                   YEAR           GROSS
                                       OPENED       SQUARE FEET   LEASE/OWN
                                       ------       -----------   ---------
ARIZONA
   Phoenix . . . . . . . . . . .         (1)            13,900      Lease
   Tempe . . . . . . . . . . . .        1997            12,500      Lease
SOUTHERN CALIFORNIA
   Hollywood . . . . . . . . . .        1964            30,600      Own
   San Diego . . . . . . . . . .        1973            13,500      Own
   Fountain Valley . . . . . . .        1980            13,700      Lease
   Sherman Oaks  . . . . . . . .        1982            10,900      Own (2)
   Covina  . . . . . . . . . . .        1985            15,400      Lease
   Lawndale  . . . . . . . . . .        1985            15,700      Lease
   San Bernardino  . . . . . . .        1993             9,500      Lease
   Brea  . . . . . . . . . . . .        1995            14,900      Lease
   San Marcos  . . . . . . . . .        1996            14,900      Lease
NORTHERN CALIFORNIA
   San Francisco . . . . . . . .        1972            11,900      Lease
   San Jose  . . . . . . . . . .        1978            14,200      Own
   El Cerrito  . . . . . . . . .        1983         21,300(3)      Lease
   Pleasant Hill . . . . . . . .        1996            11,300      Lease
FLORIDA
   North Miami area  . . . . . .        1996            22,300      Lease
   South Miami area  . . . . . .        1996            14,700      Lease
ILLINOIS
   South Chicago . . . . . . . .        1979            11,300      Lease
   North Chicago . . . . . . . .        1981            10,400      Lease
   Central Chicago . . . . . . .        1988             8,700      Own
   Villa Park  . . . . . . . . .        1996            15,000      Lease
MASSACHUSETTS
   Boston  . . . . . . . . . . .        1994            12,600      Lease
   Danvers . . . . . . . . . . .        1996            14,600      Lease
   Natick  . . . . . . . . . . .        1997            15,500      Lease
MICHIGAN
   Detroit . . . . . . . . . . .        1994            10,100      Lease
   Southfield  . . . . . . . . .        1996            13,600      Lease
MINNESOTA
   Twin Cities . . . . . . . . .        1988             9,500      Lease
OHIO
   Cleveland . . . . . . . . . .        1997            15,800      Lease
TEXAS
   Dallas  . . . . . . . . . . .        1989            12,700      Lease
   Arlington . . . . . . . . . .        1991             9,700      Lease
   South Houston . . . . . . . .        1993            14,700      Lease
   North Houston . . . . . . . .        1994            10,300      Lease
WASHINGTON
   Seattle . . . . . . . . . . .         (1)            20,800      Lease

-----------------
(1)  Presently expected to open in the first half of 1997.
(2) The Company presently expects to relocate the store it operates in Sherman Oaks from a location it owns to a new leased location.
(3) Of the 21,300 square feet, approximately 10,000 square feet consist of a basement and warehouse space.

SERVICE MARKS

     The Company has registered the GUITAR CENTER and ROCK WALK service marks with the United States Patent and Trademark Office. The Company believes that these service marks have become important components in its merchandising and marketing strategy. The loss of the GUITAR CENTER service mark could have a material adverse effect on the Company's business.

RISKS RELATED TO THE BUSINESS

     AGGRESSIVE GROWTH STRATEGY. The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets.
The Company, which operated 28 stores as of December 31, 1996, opened seven stores in fiscal 1996 and expects to open approximately eight stores in each of fiscal 1997 and fiscal 1998, which represents significant increases in the number of stores previously opened and operated by the Company. Although historically the Company has opened new stores and expanded or relocated existing stores, prior to 1996 the Company had not opened more than four new stores for any twelve-month period for the prior three fiscal years. See "-- Store Locations." The Company's expansion plan is dependent upon a number of factors, including the identification of suitable sites, the negotiation of acceptable leases for such sites, the hiring, training and retention of skilled personnel, the availability of adequate management and financial resources, the adaptation of its distribution and other operational and management information systems to such sites, the ability and willingness of the Company's vendors to supply its needs on a timely basis and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be successful in opening such new stores on schedule, if at all, or that such newly opened stores will achieve sales and profitability levels comparable to existing stores, if they are profitable at all, or that the Company will improve its overall market position and profitability as a result therefrom.

     The Company's expansion strategy includes clustering stores in each of its markets which has, in certain instances, resulted in some transfer of sales from existing stores to new locations. There can be no assurance that the opening of one or more new stores in a market area containing an existing store or stores will not reduce the sales and profitability level of any of the stores in such market area. In addition, the Company's expansion into new markets has in certain circumstances presented competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. These challenges include the effective management of stores that are in distant locations and the incurrence of significant start-up costs, including costs related to promotions and advertising. Although the Company is continually evaluating the adequacy of its existing systems and procedures, including store management, financial controls and management information systems in connection with the Company's planned expansion, there can be no assurance that the Company will adequately anticipate all of the changing demands which its expanding operations will impose on such systems. The failure by the Company to identify and respond to such demands may have an adverse effect on the Company's results of operations, financial condition, business and prospects.

     The Company also believes that there may be attractive opportunities to expand by selectively acquiring existing music product retailers. The Company regularly considers and evaluates potential acquisition candidates in new and existing market areas, is currently evaluating several such opportunities and is in negotiations regarding one possible acquisition. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination of the foregoing. As of March 24, 1997, the Company had no existing agreements or commitments to effect any such acquisition. Accordingly, there can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any current negotiations will result in an acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, the inability to integrate successfully any acquired business, the incurrence of legal liabilities and unanticipated events or circumstances, some or all of which could have a material adverse effect on the Company's results of operations, financial condition, business and prospects.

     DEPENDENCE ON SUPPLIERS. The Company's business and its expansion plans are dependent to a significant degree upon its suppliers. As it believes is customary in the industry, the Company does not have any long-term supply contracts with its suppliers. The loss of certain key vendors or the failure to establish and maintain relationships with brand name vendors could have a material adverse effect on the Company's business. The Company believes it currently has adequate supply sources; however, there can be no assurance, especially given the Company's expansion plans, that the Company will be able to acquire sufficient quantities and an appropriate mix of such merchandise at acceptable prices or at all. Specifically, the establishment of additional stores in existing markets and the penetration of new markets is dependent to a significant extent on the willingness of vendors to supply those additional retail stores, of which there can be no assurance. As the Company continues to expand, the inability or unwillingness of a supplier to supply some or all of its merchandise to the Company in one or more markets could have a material adverse effect on the Company's results of operations, financial condition, business and prospects.

     FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS. Historically, the Company's sales growth has resulted in large part from comparable store sales growth. There can be no assurance that such growth will continue. A variety of factors affect the Company's comparable store sales results including, among others, competition, economic conditions, consumer trends, retail sales, music trends, changes in the Company's merchandise mix, distribution of products, transfer of sales to new locations, timing of promotional events and the Company's ability to execute its business strategy efficiently, including its strategy of clustering stores in certain markets. The Company's quarterly comparable store sales (net sales for comparable periods, excluding net sales attributable to stores not open for 14 months) results have fluctuated significantly in the past. The Company's comparable store sales growth was 24.4%, 30.1%, 25.5% and 16.3% in the first, second, third and fourth quarters of fiscal 1995, respectively, and 14.5%, 9.3%, 7.6% and 10.1% in the first, second, third and fourth quarters of fiscal 1996, respectively. The Company does not expect comparable store sales to continue to increase at historical rates, and there can be no assurance that comparable store sales will not decrease in the future. As is the case with many specialty retailers, the Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON KEY PERSONNEL. The Company believes that its continued success depends to a significant extent on the services of Larry Thomas, its President and Chief Executive Officer, and Marty Albertson, its Executive Vice President and Chief Operating Officer, as well as on its ability to attract and retain additional key personnel with the skills and expertise necessary to manage its existing business and effectuate its planned growth. The loss or unavailability of the services of one or both of these individuals or other key personnel could have a material adverse effect on the Company. In June 1996, in connection with the Recapitalization, the Company entered into a five-year employment agreement with each of Messrs. Thomas and Albertson. The Company currently carries key man insurance on the lives of Messrs. Thomas and Albertson in the amounts of $5.0 million and $3.5 million, respectively. See "Item 11. Executive Compensation." Historically, when filling its senior operations, sales and store management positions, the Company has generally followed a policy of "promotion from within." The success of the Company's growth strategy will also depend on its ability to promote existing well-trained store personnel to senior management and to retain such employees, as well as on its ability to attract and retain new employees who have the skill and expertise to manage the Company's business. Any inability to hire, retain and promote such personnel could have a material adverse effect on the Company's results of operations, financial condition, business and prospects. See "-- Customer Service."

     COMPETITION. The retail market for musical instruments is fragmented and highly competitive. The Company competes with many different types of retailers who sell many or most of the items sold by the Company, including other specialty retailers and catalogue retailers. The Company's expansion into new markets in which its competitors are already established, competitors' expansion into markets in which the Company is currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into the Company's markets by competitors with substantial financial or other resources may have a material adverse effect on the Company's results of operations, financial condition, business and prospects. See "-- Competition."

     CONCENTRATION OF OPERATIONS IN CALIFORNIA. As of December 31, 1996, 13 of the Company's stores were located in California and generated 55.9% and 52.8% of the Company's net sales for fiscal 1995 and 1996, respectively. Although the Company has opened stores in other areas in the United States, a significant percentage of the Company's net sales is likely to remain concentrated in California for the foreseeable future.
Consequently, the Company's results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including the risk of seismic activity. The Company does not maintain earthquake insurance. See "Item 2. Properties."

     IMPACT OF ECONOMIC CONDITIONS ON INDUSTRY RESULTS; CHANGING CONSUMER PREFERENCES. The Company's business is sensitive to consumer spending patterns, which in turn are subject to, among other things, prevailing economic conditions. There can be no assurance that consumer spending will not be affected by economic conditions, thereby impacting the Company's growth, net sales and profitability. A deterioration in economic conditions in one or more of the markets in which the Company's stores are concentrated could have a material adverse effect on the Company's results of operations, business and prospects. Although the Company attempts to stay abreast of consumer preferences for musical products and accessories historically offered for sale by the Company, any sustained failure by the Company to identify and respond to such trends would have a material adverse effect on the Company's results of operations, financial condition, business and prospects.

     LIMITED HISTORY OF TRADING ON NASDAQ NATIONAL MARKET; VOLATILITY OF STOCK PRICE. The Company's Common Stock began trading on the Nasdaq National Market on March 14, 1997. There can be no assurance that an active trading market in the Company's Common Stock will be maintained. The market price of the shares of Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors, including announcements by competitors. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of the Common Stock.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact be realized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 2.   PROPERTIES

     Guitar Center leases all but five of its stores and presently intends to lease all new locations. The terms of the store leases are generally for 10 years and typically allow the Company to renew for two additional five-year terms. Most of the leases require the Company to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses. See "Item 1. Business -- Store Locations."

     Guitar Center leases its corporate offices of approximately 20,000 square feet, which are located at 5155 Clareton Drive, Agoura Hills, California 91301. Due to the Company's expansion which has included the hiring of new corporate and administrative personnel, the Company is currently evaluating whether to lease additional space in a nearby location. The Company believes that sufficient additional space is available on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 1996, Guitar Center Management Company, Inc., a California corporation that was the predecessor to the Company and then-sole stockholder of the Company ("GCMC"), approved by written consent the merger of GCMC with and into the Company. The purpose of the merger was to reincorporate the Company in Delaware and change the name of the Company to its present name.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company effected its initial public offering on March 14, 1997 at a price of $15.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "GTRC." On March 24, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $16.00 per share. At March 24, 1997, there were 45 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

DIVIDEND POLICY

     The Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness and does not intend to pay cash dividends on the Common Stock in the foreseeable future. Under the terms of the indenture governing the Company's 11% Senior Notes due 2006 (the "Senior Notes"), the Company is not permitted to pay any dividends on the Common Stock unless certain financial ratio tests and other conditions are satisfied. In addition, the Company's bank facility with Wells Fargo Bank, N.A. (the "1996 Credit Facility") contains certain covenants which, among other things, limit the payment of cash dividends on the capital stock of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the fiscal year ended October 31, 1992, the two months ended December 31, 1992 and the fiscal years ended December 31, 1993, 1994, 1995 and 1996 has been derived from the audited financial statements of the Company. The selected PRO FORMA financial data set forth below is not necessarily indicative of the results that would have been achieved or that may be achieved in the future. The selected historical and PRO FORMA financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 13. Certain Relationships and Related Transactions -- The Recapitalization," and the financial statements of the Company and the notes thereto included elsewhere herein.

                                                                     TWO
                                                FISCAL YEAR         MONTHS
                                                   ENDED            ENDED                  FISCAL YEAR ENDED DECEMBER 31,
                                                OCTOBER 31,      DECEMBER 31,     ------------------------------------------------
                                                   1992              1992          1993         1994          1995          1996
                                                -----------      ------------     -------     --------      --------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND STORE  AND INVENTORY OPERATING DATA)
 INCOME STATEMENT DATA:
 Net sales . . . . . . . . . . . . . . . . .       $85,592          $18,726       $97,305     $129,039      $170,671      $213,294
 Cost of goods sold (1)  . . . . . . . . . .        60,120           13,333        68,527       92,275       123,415       153,222
                                                   -------          -------       -------     --------      --------      --------
      Gross profit . . . . . . . . . . . . .       $25,472          $ 5,393       $28,778     $ 36,764      $ 47,256      $ 60,072
 Selling, general and administrative
      expenses . . . . . . . . . . . . . . .        20,998            3,547        21,889       26,143        32,664        41,345
 Deferred compensation expense (2) . . . . .            --              373         1,390        1,259         3,087        71,760
                                                   -------          -------       -------     --------      --------      --------
 Operating income (loss) . . . . . . . . . .       $ 4,474          $ 1,473       $ 5,499     $  9,362      $ 11,505      $(53,033)
                                                   -------          -------       -------     --------      --------      --------
 Other (expense) income
      Interest expense, net  . . . . . . . .          (457)             (49)         (271)        (252)         (368)      (12,169)
      Transaction expense and
          other expenses . . . . . . . . . .            59               --            23           45            65        (7,068)
                                                   -------          -------       -------     --------      --------      --------
                                                   $  (398)         $   (49)      $  (248)    $   (207)     $   (303)     $(19,237)
                                                   -------          -------       -------     --------      --------      --------
 Income (loss) before provision for income
      taxes  . . . . . . . . . . . . . . . .         4,076            1,424         5,251        9,155        11,202       (72,270)
 Provision for income taxes  . . . . . . . .            89               39           146          326           345           139
                                                   -------          -------       -------     --------      --------      --------
 Net income (loss) . . . . . . . . . . . . .       $ 3,987          $ 1,385       $ 5,105     $  8,829      $ 10,857      $(72,409)
                                                   -------          -------       -------     --------      --------      --------
                                                   -------          -------       -------     --------      --------      --------
 PRO FORMA FOR INCOME TAX PROVISION (3):
 Historical income (loss) before provision
      for income taxes . . . . . . . . . . .       $ 4,076          $ 1,424       $ 5,251     $  9,155      $ 11,202      $(72,270)
 Pro forma provision for income taxes  . . .         1,753              773         2,856        4,478         6,144            --
                                                   -------          -------       -------     --------      --------      --------
 Pro forma net income (loss) . . . . . . . .       $ 2,323          $   651       $ 2,395     $  4,677      $  5,058      $(72,270)
                                                   -------          -------       -------     --------      --------      --------
                                                   -------          -------       -------     --------      --------      --------
 Pro forma net income (loss) per common
      share  . . . . . . . . . . . . . . . .                                                                              $  (3.72)
                                                                                                                          --------
                                                                                                                          --------
 Weighted average common shares
      outstanding (4)  . . . . . . . . . . .                                                                                19,408
                                                                                                                          --------
                                                                                                                          --------
 OPERATING DATA:
 Net sales per gross square foot (5) . . . .       $   429               --       $   478     $    546      $    661      $    707
 Net sales growth  . . . . . . . . . . . . .          14.3%            18.7%         13.7%        32.6%         32.3%         25.0%
 Increase in comparable store sales (6)  . .          11.5%            18.7%         11.4%        17.3%         23.4%         10.2%
 Stores open at end of period  . . . . . . .            15               15            17           20            21            28
 Inventory turns . . . . . . . . . . . . . .          3.3x             3.4x          3.1x         3.4x          3.7x          3.4x
 Ratio of Earnings to Fixed Charges (7)  . .          5.8x            13.8x          9.1x        11.6x         11.7x            --
 Capital expenditures  . . . . . . . . . . .       $   445          $   966       $ 2,618     $  3,277      $  3,432      $  6,133
 BALANCE SHEET DATA:
 Net working capital . . . . . . . . . . . .       $11,923          $12,679       $10,243     $ 11,468      $  6,002      $ 27,436
 Property, plant and equipment, net  . . . .         7,888            8,677        10,066       11,642        13,276        14,966
 Total assets  . . . . . . . . . . . . . . .        32,082           34,978        37,602       46,900        49,618        74,849
 Total long term and revolving debt
      (including current debt) . . . . . . .         6,103            5,001         3,400          825            --       103,536
 Senior preferred stock  . . . . . . . . . .            --               --            --           --            --        15,186
 Junior preferred stock  . . . . . . . . . .            --               --            --           --            --       138,610
 Stockholders' equity (deficit)  . . . . . .        16,612           17,997        18,484       23,424        19,763       (68,815)

                                                                                               FOOTNOTES APPEAR ON FOLLOWING PAGE.

FOOTNOTES TO TABLE ON PREVIOUS PAGE.
-----------------------

(1)  Cost of goods sold includes buying and occupancy costs.

(2) For the fiscal year 1996, the Company recorded a non-recurring deferred compensation expense of $71.8 million, of which $69.9 million related to the cancellation and exchange of management stock options pursuant to the Recapitalization and $1.9 million related to a non-cash charge resulting from the grant of stock options to management by the Investors. The Company has not, and will not, incur any obligation in connection with such grant of options by the Investors. See "Item 13. Certain Relationships and Related Transactions -- The Recapitalization; -- Options Granted by the Investors to Certain Members of Management."

(3) Pro forma provision for income taxes reflects the estimated statutory provision for income taxes assuming the Company was a "C" corporation.

(4) Weighted average shares outstanding assumes that: (i) the Common Stock sold in the Offering, the Common Stock issued pursuant to the conversion of each outstanding share of the Company's Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), into 6.667 shares of Common Stock in connection with the Offering (the "Junior Preferred Stock Conversion") and the Common Stock issuable upon the exercise of all of the Company's outstanding warrants and other common stock equivalents were outstanding during each of the periods presented, and (ii) the Common Stock redeemed in connection with the Offering was not outstanding during any of the periods presented. See Notes 1 and 10 to Notes to Financial Statements; "Item 11. Executive Compensation -- Management Stock Option Agreements; -- 1996 Performance Stock Option Plan" and "Item 13. Certain Relationships and Related Transactions -- Transactions with Affiliates of Chase Ventures; -- Management Tax Redemption."

(5) Net sales per gross square foot does not include new stores opened during the reporting period. Information for the two month period ended December 31, 1992 is not meaningful.

(6) Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months.

(7) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense. Earnings were insufficient to cover fixed charges by $72.3 million for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     As of December 31, 1996, the Company had 28 stores operating in 15 major markets. From 1992 to 1996, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 25.6% and 43.0%, respectively, principally due to comparable store sales growth averaging 14.8% per year and the opening of new stores. Guitar Center achieved comparable store net sales growth of 17.3%, 23.4% and 10.2% for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. These increases were primarily attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

     The Company opened seven stores in fiscal 1996 and presently expects to open approximately eight stores in each of fiscal 1997 and 1998. In preparation for these additional stores, management has dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. For example, the Company spent $2.9 million from January 1, 1993 to December 31, 1995 on system upgrades to support the storewide integration of a state-of-the-art management information system. The Company has also established centralized operating and financial controls and has implemented an extensive training program to ensure a high level of customer service in its stores. Management believes that the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans as described herein.

     Guitar Center's expansion strategy includes opening additional stores in certain of its existing markets and entering new markets. As part of its store expansion strategy, the Company opened five stores during a 14-month period from October 1993 through November 1994. Additionally, the Company opened one store in December 1995 and seven stores in 1996. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company average. As the Company enters new markets, management expects that it will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

     The following table sets forth certain historical income statement data as a percentage of net sales:

                                                    Fiscal Year Ended
                                                        December 31,
                                             ------------------------------
                                              1994         1995        1996
                                             ------       ------      ------
 Net sales . . . . . . . . . . . . . . . .   100.0%       100.0%      100.0%
 Gross profit  . . . . . . . . . . . . . .    28.5         27.7        28.2
 Selling, general and
      administrative expenses  . . . . . .    20.3         19.2        19.4
                                             -----        -----       -----
 Operating income before deferred
      compensation expense . . . . . . . .     8.2          8.5         8.8
 Deferred compensation expense . . . . . .     0.9          1.8        33.7
                                             -----        -----       -----
 Operating income (loss) . . . . . . . . .     7.3          6.7       (24.9)
 Interest expense, net . . . . . . . . . .     0.2          0.1         5.7
 Transaction expenses and other  . . . . .      --           --         3.3
                                             -----        -----       -----
 Income (loss) before income taxes . . . .     7.1          6.6       (33.9)
 Income taxes  . . . . . . . . . . . . . .     0.3          0.2          --
                                             -----        -----       -----
 Net income (loss) . . . . . . . . . . . .     6.8%         6.4%      (33.9)%
                                             -----        -----       -----
                                             -----        -----       -----

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales for the year ended December 31, 1996 increased 25.0% to $213.3 million from $170.7 million in fiscal 1995. This growth was attributable to an increase of $25.6 million in new store net sales, accounting for 60.1% of such increase. In addition, comparable store net sales increased 10.2%, or $17.0 million, accounting for 39.9% of such increase. The increase in comparable net store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Such volume increases were primarily the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of Guitar Center stores.

     Gross profit for fiscal 1996 compared to fiscal 1995 increased 27.1% to $60.1 million from $47.3 million in fiscal 1995. Gross profit as a percentage of net sales ("gross margin") for fiscal 1996 increased to 28.2% from 27.7% in fiscal 1995. This increase in gross margin was primarily the result of the introduction and sales of higher margin high-technology pro audio and recording equipment.

     Selling, general and administrative expenses for fiscal 1996 increased 26.6% to $41.3 million from $32.7 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses for fiscal 1996 increased to 19.4% from 19.2% in fiscal 1995. This change reflects an increase in the number of store employees in anticipation of continued comparable store sales growth, as well as the incremental cost of staffing newly opened stores prior to sales reaching mature levels. During fiscal 1996, seven new stores commenced operation and were open an average of four and a half months. In addition, the increase reflects increases in corporate personnel and management information systems expenses associated with the Company's continuing expansion.

     Deferred compensation expense for fiscal 1996 increased to $71.8 million from $3.1 million in fiscal 1995. The deferred compensation expense resulted from a $69.9 million charge related to the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program and a $1.9 million non-cash charge related to stock options granted by the Investors to certain members of management. These expenses are non-recurring. The Company has not, and will not, incur any obligation in connection with such grant of options by the Investors. See "Item 13. Certain Relationships and Related Transactions -- The Recapitalization; -- Options Granted by the Investors to Certain Members of Management."

     The operating loss for fiscal 1996 was $53.0 million compared to operating income of $11.5 million in fiscal 1995. Operating income before deferred compensation expense increased 28.1% to $18.7 million from $14.6 million over the comparable period. As a percentage of net sales, operating income before deferred compensation expense for fiscal 1996 increased to 8.8% from 8.5% in the prior year.

     Interest expense, net for fiscal 1996 increased to $12.2 million from $0.4 million in fiscal 1995. This increase was attributable to the write-off of financing fees of $4.7 million and interest of $7.5 million on outstanding borrowings during the seven months following the Recapitalization.

     Nonrecurring transaction expenses of $6.9 million related to the Recapitalization were expensed in fiscal 1996.

     Net income (loss) for fiscal 1996 decreased to ($72.4) million from $10.9 million in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for the year ended December 31, 1995 increased 32.3% to $170.7 million from $129.0 million in fiscal 1994. This growth was attributable to an increase of 23.4% in comparable store net sales which contributed $28.4 million, or 68.1% of the increase. In addition, $13.3 million was contributed from new store sales which accounted for 31.9% of the increase. The increase in comparable store net sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of products sold. Such volume increases were primarily the result of the continued implementation of the Company's business strategy, continued strong growth in the music products industry and increasing consumer awareness of Guitar Center stores.

     Gross profit for fiscal 1995 increased 28.5% to $47.3 million from $36.8 million in fiscal 1994. Gross margin for fiscal 1995 decreased to 27.7% from 28.5% in fiscal 1994. This decrease in gross margin was primarily the result of
(i) an increase in the proportion of total net sales attributable to lower margin pro-audio and recording equipment and (ii) the continuation of a sales program which emphasized volume increases, customer service and market share over gross margin.

     Selling, general and administrative expenses for fiscal 1995 increased 24.9% to $32.7 million from $26.1 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses for fiscal 1995 decreased to 19.2% from 20.3% in fiscal 1994 reflecting the leveraging of fixed expenses over greater store net sales.

     Deferred compensation expense for fiscal 1995 increased 145.2% to $3.1 million from $1.3 million in fiscal 1994. Deferred compensation relates to non-cash expenses associated with the Company's prior stock option program.

     Operating income after deferred compensation for fiscal 1995 increased 22.9% to $11.5 million from $9.4 million for fiscal 1994. Operating income before deferred compensation increased 37.4% to $14.6 million from $10.6 million over the comparable period. As a percentage of net sales, operating income before deferred compensation for fiscal 1995 increased to 8.5% from 8.2% for fiscal 1994. This increase was primarily attributable to the decrease in selling, general and administrative expenses as a percentage of net sales, offset by the decrease in gross margin.

     Interest expense, net for fiscal 1995 increased 46.0% to $0.4 million from $0.3 million for fiscal 1994. This increase was attributable to increased borrowings to fund distributions to the Company's former sole stockholder.

     Net income for fiscal 1995 increased 23.0% to $10.9 million from $8.8 million for fiscal 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

     Net sales for fiscal 1994 increased 32.6% to $129.0 million from $97.3 million in fiscal 1993. This growth was attributable to an increase of 17.3% in comparable store sales which contributed $15.9 million, or 50% of the increase. In addition, $15.8 million was contributed from new store sales which accounted for 50% of the increase. The increase in comparable store sales was primarily attributable to increases in unit sales rather than increases in prices or the mix of products sold. Such volume increases were primarily the result of the implementation of the Company's business strategy, continued strong growth in the music products industry and increasing consumer awareness of Guitar Center stores.

     Gross profit for fiscal 1994 increased 27.7% to $36.8 million from $28.8 million in fiscal 1993. Gross margin for fiscal 1994 decreased to 28.5% from 29.6% in fiscal 1993. This decrease in gross margin was primarily the result of (i) an increase in the percentage of total net sales attributable to lower margin pro-audio and recording equipment and (ii) the implementation of a sales program which emphasized volume increases, customer service and market share over gross margin.

     Selling, general and administrative expenses for fiscal 1994 increased 19.4% to $26.1 million from $21.9 million in fiscal 1993. As a percentage of net sales, selling, general and administrative expenses for fiscal 1994 decreased to 20.3% from 22.5% in fiscal 1993, reflecting the leveraging of fixed expenses over greater store net sales.

     Deferred compensation expense for fiscal 1994 decreased 9.4% to $1.3 million from $1.4 million in fiscal 1993. Deferred compensation relates to non-cash expenses associated with the Company's prior stock option program.

     Operating income after deferred compensation for fiscal 1994 increased 70.2% to $9.4 million from $5.5 million for fiscal 1993. Operating income before deferred compensation increased 54.2% to $10.6 million from $6.9 million over the comparable period. As a percentage of net sales, operating income before deferred compensation for fiscal 1994 increased to 8.2% from 7.1% for fiscal 1993. This increase was primarily attributable to the decrease in selling, general and administrative expenses as a percentage of net sales, offset by the decrease in gross profit as a percentage of net sales.

     Interest expense, net for fiscal 1994 remained unchanged at $0.3 million from fiscal 1993.

     Net income for fiscal 1994 increased 72.9% to $8.8 million from $5.1 million for fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

     On March 19, 1997, the Company completed the Offering pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.1 million in net cash proceeds (before deducting expenses associated with the Offering). Approximately $22.9 million of the net proceeds from the Offering was used to redeem, at a premium, all of the Company's outstanding 14% Senior Preferred Stock, $.01 par value ("Senior Preferred Stock"). As a result, a charge to dividends will be incurred by the Company in the first quarter of 1997 for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus the premium paid on the Senior Preferred Stock. Approximately $9.7 million of the net proceeds from the Offering was used to repay all amounts outstanding under the 1996 Credit Facility. In addition, approximately $18.4 million of the net proceeds from the Offering will be used to redeem approximately 1,317,000 shares of Common Stock. Immediately following the closing of the Offering, the Company called for redemption an aggregate of $33.3 million of Senior Notes. The Company intends to use approximately $37.9 million of the net proceeds from the Offering to redeem such Senior Notes, at a premium, on April 19, 1997 and to pay all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, the Company anticipates that an extraordinary charge to operations will be incurred equal to the premium paid on the Senior Notes called for redemption plus the write-off of one-third of the unamortized deferred financing fees associated with the issuance of such Senior Notes.

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2006. The Company presently has no amounts outstanding under its 1996 Credit Facility. The interest rate under the 1996 Credit Facility as of the date of this Report was 9.75% on prime rate based borrowings and 8.40% on Eurodollar rate based borrowings. The agreement underlying the 1996 Credit Facility expires June 1, 2001 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to all such requirements as of December 31, 1996. The Company is currently negotiating a new bank facility to replace the 1996 Credit Facility, although no agreement has been reached as of the date of this Report.

     The Company has granted the underwriters of the Offering an over-allotment option to purchase up to an additional 1,012,500 shares of Common Stock at a price to the public of $15.00 per share (or a net price to the Company of $13.95 per share). Such option may be exercised by the underwriters at any time through April 13, 1997.

     For fiscal 1996, cash used in operating activities was $44.9 million. During fiscal 1995, cash provided by operating activities was $16.4 million. Cash provided by financing activities was $49.3 million for fiscal 1996, which includes the effects of the Recapitalization. Cash used in financing activities during fiscal 1995 was $15.3 million which consisted primarily of distributions to the Company's former sole stockholder of $14.5 million.

     Capital expenditures totaled $6.1 million for fiscal 1996. The Company's capital expenditures related to the opening of new stores, management information systems and store remodels.

     The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. The Company operated 28 stores as of December 31, 1996, seven of which were opened during fiscal 1996, and presently expects to open approximately eight stores in each of fiscal 1997 and 1998. Each new store typically has required approximately $1.5 million for gross inventory. Historically, the Company's cost of capital improvements for an average new store has been approximately $450,000, consisting of leasehold improvements, fixtures and equipment. Pre-opening costs for new stores have averaged approximately $110,000 per new store, the majority of which are expensed and the remaining portion of which are capitalized and amortized over a twelve-month period. Nominal pre-opening costs are incurred for the stores that are relocated.

     The Company believes that there may be attractive opportunities to expand by selectively acquiring existing music product retailers. The Company regularly considers and evaluates potential acquisition candidates in new and existing market areas, is currently evaluating several such opportunities and is in negotiations regarding one possible acquisition. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination of the foregoing. As of March 24, 1997, the Company had no existing agreements or commitments to effect any such acquisition. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any current negotiations will result in an acquisition. See "Item 1. Business -- Risks Related to the Business -- Aggressive Growth Strategy."

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including its present plans for expansion as described elsewhere herein. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under the 1996 Credit Facility or a replacement facility, if implemented. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

     In December 1996, the Investors granted options (the "Investor Options") to purchase an aggregate of 277,194 shares of Common Stock at a purchase price of $4.33 per share to certain officers and key managers of the Company.
 Under generally accepted accounting principles, the Company recorded a non-cash, non-recurring compensation charge of approximately $1.9 million in the fourth quarter of 1996 with an offsetting increase to stockholders' equity. The Company is not a party to this agreement and has not, and will not, incur any obligation in connection with such options. See "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

INCOME TAXES

     The Company operated as an "S" corporation for all reported periods prior to the closing of the Recapitalization on June 5, 1996. Accordingly, federal taxes were paid at the stockholder level and the Company paid minimal state income taxes. Upon consummation of the Recapitalization, the Company eliminated its "S" corporation status and, accordingly, became subject to federal, state and local income taxes. The Company anticipates that the impact of the termination of the "S" corporation and the election of the "C" corporation status on its future operations will be that additional federal and state income taxes will have to be provided and charged to the statement of operations. The Company believes, however, that the cash impact to the Company will be reduced as the Company will no longer make distributions to its former sole stockholder.

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $64.2 million, which will expire if unused in 2011. As of December 31, 1996, the Company had fully reserved the related deferred tax asset of $22.5 million.

SEASONALITY

     The Company's results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than in other quarters.

INFLATION

     The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its nets sales or profitability.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, change in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business -- Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Report will in fact be realized.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the Recapitalization, Ernst & Young LLP was replaced on July 24, 1996 by KPMG Peat Marwick LLP as the Company's independent certified public accountants. The decision to change accountants was approved by the Company's Board of Directors. The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995, and the subsequent interim period ended June 30, 1996, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY MANAGERS

     The executive officers, directors and key managers of the Company are as follows as of March 24, 1997:


                                                                                                                      YEARS OF
                                                                                                                    SERVICE WITH
 NAME                            AGE                        POSITION                                                THE COMPANY
 ----                            ---    ---------------------------------------------------------------             ------------
 EXECUTIVE OFFICERS AND
 DIRECTORS

 Larry Thomas  . . . . . . . .    47    President, Chief Executive Officer and Director                                   19
 Marty Albertson . . . . . . .    43    Executive Vice President, Chief Operating Officer and Director                    17
 Bruce Ross  . . . . . . . . .    48    Vice President, Chief Financial Officer and Secretary                              3
 Barry Soosman . . . . . . . .    37    Vice President of Corporate Development and General Counsel                        1
 Raymond Scherr  . . . . . . .    48    Director                                                                          --
 David Ferguson(1) . . . . . .    41    Director                                                                          --
 Jeffrey Walker(2) . . . . . .    41    Director                                                                          --
 Michael Lazarus(1)  . . . . .    41    Director                                                                          --
 Steven Burge(2) . . . . . . .    40    Director                                                                          --

 KEY MANAGERS

 Dave DiMartino  . . . . . . .    42    Vice President -- Store Development                                                  24
 Richard Pidanick  . . . . . .    44    Vice President -- Southern California Regional Manager                               13
 Rodney Barger . . . . . . . .    46    Vice President -- Merchandising                                                      16
 David Angress . . . . . . . .    47    Vice President -- Merchandising                                                       1
 Greg Bennett  . . . . . . . .    45    Vice President -- Merchandising                                                      --
 Andrew Heyneman . . . . . . .    35    Vice President -- Marketing                                                          13
 William McGarry . . . . . . .    43    Vice President -- Store Administration                                               16
 Mark Laughlin . . . . . . . .    37    Vice President -- Information Services                                                6
______________________________


(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     The principal occupations and positions for the past five years, and in certain cases prior years, of the executive officers, directors and key managers named above are as follows:

     LARRY THOMAS has been with Guitar Center since 1977. He has served as a director since 1984 and has been the Company's President and Chief Executive Officer since 1992. After working for a year as a salesperson in the San Francisco, California store, Mr. Thomas became the store's manager. In 1980, Mr. Thomas became the San Francisco area regional manager. After serving as a regional manager in California and Illinois for four years, Mr. Thomas assumed the role of Corporate General Manager and Chief Operating Officer. Mr. Thomas is currently a member of the Los Angeles Chapter of the Young Presidents' Organization and is a former board member of NAMM.

     MARTY ALBERTSON has served as Executive Vice President and Chief Operating Officer since 1990. Mr. Albertson was elected as a director upon consummation of the Recapitalization. Mr. Albertson joined the Company as a salesperson in 1979 and has held various positions of increasing responsibility with the Company since such time. In 1980, he served as the Company's Advertising Director. In 1984, he became the Company's National Sales

Manager. Thereafter, in 1985, Mr. Albertson became Vice President of Corporate Development, and then became the Vice President of Sales and Marketing in 1987.

     BRUCE ROSS joined the Company in July 1994 as Chief Financial Officer. Prior to joining the Company, Mr. Ross was Chief Financial Officer of Fred Hayman Beverly Hills, Inc., a retailer of high end fashion clothing on Rodeo Drive in California and a wholesaler of men's and women's fragrances. From 1982 to 1990, Mr. Ross was employed by Hanimex Vivitar Corporation, a worldwide manufacturer and distributor of photographic products. Mr. Ross served in various capacities with Hanimex Vivitar in Australia, the United States and Europe. While working for Hanimex Vivitar in the United States, Mr. Ross was promoted to the position of Chief Financial Officer in 1986 and Chief Executive Officer for North America in 1988. Mr. Ross graduated from the University of New South Wales (Australia) with a degree in Commerce and is an associate of the Institute of Chartered Accountants.

     BARRY SOOSMAN joined the Company in July 1996 as Vice President of Corporate Development and General Counsel. Mr. Soosman has been a practicing attorney for twelve years specializing in real estate, commercial and corporate law. Since 1992 and prior to joining the Company, Mr. Soosman had been the outside general counsel to the Company. Mr. Soosman earned a Bachelor of Science degree in Business Administration (corporate finance and real estate valuation) with honors and a Juris Doctorate degree at the University of Southern California. In June 1996 Mr. Soosman became of counsel to the law firm of Buchalter, Nemer, Fields & Younger, a Professional Corporation. Mr. Soosman is a former Adjunct Professor at Southwestern School of Law.

     RAYMOND SCHERR became a director in 1978 and served as the Chairman of the Board from 1990 until consummation of the Recapitalization. Mr. Scherr joined the Company in 1975 as a salesperson in the Company's San Francisco, California store. From 1981 through 1990 Mr. Scherr was also the Company's President and Chief Executive Officer.

     DAVID FERGUSON is a general partner of Chase Capital Partners, the sole general partner of Chase Ventures. He became a director of the Company upon consummation of the Recapitalization. Prior to joining Chase Capital, Mr. Ferguson was a member of the mergers and acquisitions groups of Bankers Trust New York Corporation and Prudential Securities, Inc. Mr. Ferguson currently serves as a director of Thompson PBE and Wild Oats Markets, Inc. and various privately held companies. Mr. Ferguson received a Bachelor of Arts degree from Loyola College in Baltimore, Maryland and an M.B.A. degree from The Wharton School of the University of Pennsylvania. Mr. Ferguson is a certified public accountant.

     JEFFREY WALKER is the managing general partner of Chase Capital Partners, and a senior managing director and member of the Policy Council of The Chase Manhattan Corporation. He became a director of the Company in 1996. Prior to co-founding Chase Capital Partners in 1984, Mr. Walker worked in the Investment Banking and Finance Divisions of Chemical Bank and the Audit and Consulting Divisions of Arthur Young & Co. Mr. Walker is a Certified Public Accountant and a Certified Management Accountant. Mr. Walker received a Bachelor of Science degree from the University of Virginia and an M.B.A. degree from the Harvard Business School. Mr. Walker currently serves as a director of various privately held companies and was Vice Chairman of the National Association of Small Business Investment Companies.

     MICHAEL LAZARUS is a general partner of Weston Presidio Capital Management II, L.P., a venture capital firm and the sole general partner of Weston Presidio. From 1986 to 1991, he served as Managing Director and Director of the Private Placement Department of Montgomery Securities. He became a director of the Company upon consummation of the Recapitalization. Mr. Lazarus is currently on the Board of Directors of Just For Feet, Inc. and various privately held companies.

     STEVEN BURGE is a Managing Director of Wells Fargo. He became a director of the Company upon consummation of the Recapitalization. From 1987 through 1995, Mr. Burge was a Managing General Partner of Wedbush Capital Partners, a private investment fund, and was an executive in the Corporate Finance Department of Wedbush Morgan Securities, a regional investment banking firm. Prior to joining Wedbush Morgan Securities, Mr. Burge held various positions with Wells Fargo Bank, N.A.

     DAVE DIMARTINO joined the Company in 1972. In 1983, Mr. DiMartino became the manager of Guitar Center's flagship Hollywood, California store. In 1988, Mr. DiMartino became Vice President -- Store Development. In 1992, he became West Coast Regional Manager responsible for all of the Company's West Coast stores. In 1995, he reassumed the position of Vice President -- Store Development.

     RICHARD PIDANICK joined the Company in 1983 as a salesperson. Mr. Pidanick was promoted to store manager in 1984, after working in a variety of capacities and locations for Guitar Center. Mr. Pidanick was promoted in 1990 to District Manager of the Mid-West and was appointed as the Vice President -- Southern California Regional Manager in 1996.

     RODNEY BARGER joined the Company in 1980 as a salesperson. Mr. Barger was promoted to a store manager in 1981. In 1989, Mr. Barger was promoted to Western Regional Sales Manager and then to the corporate office in the position of Purchasing Director. In 1996, Mr. Barger was promoted to Vice President --Merchandising, Vintage and Used Products.

     DAVID ANGRESS joined the Company in January 1996 as Vice President --Merchandising. Prior to joining the Company, Mr. Angress was Vice President of Harman Pro., North America where he was responsible for North American marketing and sales for such brands as JBL, Soundcraft, AKG and worldwide marketing manager of dbx and Orban. Prior thereto, Mr. Angress was the Vice President and General Manager of Sound Genesis, a retailer of professional audio equipment. Mr. Angress has over 20 years of music retailing experience.

     GREG BENNETT joined the Company in September 1996 as Vice President --Merchandising. Prior to joining the Company, Mr. Bennett was Director of Marketing at Washburn International, where he was responsible for the marketing services for Washburn Guitars, Sound Tech and Oscar Schmidt. Prior thereto, Mr. Bennett was Marketing Director of Gibson Guitars. Mr. Bennett has over 20 years of experience in the music industry.

     ANDREW HEYNEMAN joined the Company in 1983. He has served in a variety of positions with Guitar Center ranging from salesperson to department manager. In July 1985, Mr. Heyneman was appointed store manager and later promoted to the corporate office as an advertising director in 1989. In 1996, Mr. Heyneman was promoted to Vice President -- Marketing.

     WILLIAM MCGARRY joined the Company in 1980 as a salesperson. In 1981 he was promoted to a store manager. In 1985 Mr. McGarry was promoted to Midwest District Manager. Mr. McGarry became the Company's first Director of Store Administration in 1986 and was promoted to Vice President -- Store Administration in 1996.

     MARK LAUGHLIN joined the Company in 1991 as Director of Information Services. In 1997, he was promoted to Vice President -- Information Services. Prior to joining Guitar Center, Mr. Laughlin was an Information Services manager for Clothestime, and originally began his career in accounting at Arthur Andersen & Co. Mr. Laughlin has an M.B.A.

BOARD OF DIRECTORS

     As of the date of this Report, the Board consists of seven persons with two vacancies. The Certificate of Incorporation and Bylaws provide that directors shall be elected by a plurality vote, with no cumulative voting, at each annual meeting of stockholders. Each elected director shall hold office until his resignation or removal and until his successor shall have been duly elected and qualified. In connection with the Recapitalization, the Company agreed that, following the Offering and so long as Mr. Scherr and certain related entities own 5% or more of the Common Stock on a fully diluted basis, the Company would nominate or cause the nomination of Mr. Scherr to the Board (and include Mr. Scherr in any proxy statement and related materials used in connection with an election of directors) and otherwise use its best efforts to cause his election at each annual meeting or special meeting relating to the election of directors of the Company. See "Item 13. Certain Relationships and Related Transactions -- Scherr Board Representation Letter."

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board has two standing committees, the Audit Committee and the Compensation Committee. The Audit Committee has responsibility for reviewing and making recommendations regarding the Company's employment of independent accountants, the annual audit of the Company's financial statements, and the Company's internal controls, accounting practices and policies. The members of the Audit Committee are Jeffrey Walker and Steven Burge. The Compensation Committee has responsibility for determining the nature and amount of compensation of the management of the Company and for administering the Company's employee benefit plans (including the 1996 Plan (as defined herein) and the 1997 Plan (as defined herein)). The members of the Compensation Committee are David Ferguson and Michael Lazarus.

DIRECTOR COMPENSATION

     Each member of the Board who is not a full-time employee is paid $3,000 for attendance at each meeting of the Board and $1,000 for attendance at each meeting of a committee of the Board, and all directors are reimbursed for reasonable out-of-pocket expenses arising from attendance at any Board or committee meetings or otherwise related to Company business. The 1997 Plan provides for the grant of options to certain non-employee directors. Specifically, each non-employee director initially elected to the Board after the Offering automatically will be granted an option to purchase 15,000 shares of Common Stock on the date of such initial election, and each non-employee director automatically will be granted an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders at which such director is re-elected to the Board, provided such annual meetings is not less than 120 days after initial appointment to the Board. All options granted to non-employee directors will have a per share exercise price equal to fair market value of a share of Common Stock on the date of grant. See "Item 11. Executive Compensation -- 1997 Equity Participation Plan."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms which they file. To the Company's knowledge, based solely on the Company's review of such reports or written representations from certain reporting persons, the Company believes that through March 24, 1997, all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to
Section 16(a) of the Exchange Act were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

1995 AND 1996 COMPENSATION

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the four other highest paid executive officers of the Company during the periods presented (collectively, including the Chief Executive Officer, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                                                              COMPENSATION
                                                      ANNUAL COMPENSATION ($)               ---------------
                                                --------------------------------------         SECURITIES
 NAME AND PRINCIPAL                                                      OTHER ANNUAL          UNDERLYING            ALL OTHER
 POSITION                               YEAR     SALARY    BONUS      COMPENSATION ($)(1)    OPTIONS/SAR#(2)    COMPENSATION($)(3)
 ------------------                     ----    --------  --------    -------------------    ---------------    ------------------
 Larry Thomas  . . . . . . . . . . . .   1996    $500,000    --       $10,660,728(4)             397,985             $11,250
       President and Chief               1995     500,000 $285,715          --                      --                25,645
       Executive Officer
 Marty Albertson . . . . . . . . . . .   1996    $375,000    --       $ 7,107,146(4)             397,985             $11,250
       Executive Vice President and      1995     375,000 $214,285          --                      --                25,645
       Chief Operating Officer
 Bruce Ross  . . . . . . . . . . . . .   1996    $195,000  $58,500          --                    79,599             $11,250
       Vice President and Chief          1995     180,000   48,060          --                      --                  --
       Financial Officer
 Barry Soosman . . . . . . . . . . . .   1996    $112,500  $10,000          --                    79,599                --
       Vice President of Corporate       1995       --       --             --                      --                  --
       Development and General
       Counsel
 Raymond Scherr (5)  . . . . . . . . .   1996    $529,885    --             --                      --                $11,250
       Chairman and Operator of          1995   1,000,000    --             --                      --                 25,645
       Rock Walk, a division of the
       Company

____________________________
(1) Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each Named Officer.

(2) The securities underlying the options are shares of Common Stock. For a description of terms pertaining to such options and other information relating thereto, see "-- Employment Agreements; -- Management Stock Option Agreements; -- 1996 Performance Stock Option Plan."

(3) All other compensation consists of contributions made by the Company to its profit sharing plan on behalf of each Named Officer.

(4) Other annual compensation consists of cash compensation received by such Named Officer in connection with the Recapitalization and related transactions. Excludes restricted shares of Junior Preferred Stock received by such Named Officer upon the cancellation of employee stock options in connection with the Recapitalization that were converted into Common Stock in connection with the Offering. See "Item 13. Certain Relationships and Related Transactions -- The Recapitalization."

(5) Resigned as the Chairman of the Board effective with the completion of the Recapitalization.

     During the periods indicated above, none of the Named Officers received any awards under any long-term incentive plan, and the Company does not have a pension plan.

EMPLOYMENT AGREEMENTS

     Upon consummation of the Recapitalization, the Company entered into a five-year employment agreement with each of Larry Thomas and Marty Albertson, a three-year employment agreement with Bruce Ross and a three and one-half year employment agreement with Barry Soosman (collectively, as amended to date, the "Employment Agreements"). The Employment Agreements provide Messrs. Thomas, Albertson, Ross and Soosman (each a "Senior Officer" and collectively, the "Senior Officers") with base salaries of $500,000, $375,000, $195,000 and $225,000, respectively. Each Senior Officer is entitled to participate in all insurance and benefit plans generally available to executives of the Company.
In addition to their base salary, Messrs. Thomas and Albertson will be paid an annual bonus equal to 57.14% and 42.86%, respectively, of a bonus pool determined at the end of each year, not to exceed $900,000. The amount of the bonus pool with respect to any fiscal year will be a percentage ranging from 10% to 30% of the excess of the Company's actual earnings before interest expense, tax expense, depreciation expense and amortization expense ("EBITDA") over the Company's target EBITDA (as determined by the Board). Messrs. Ross and Soosman will receive annual bonuses at the discretion of the Board. Pursuant to their employment agreements, each of Messrs. Ross and Soosman have been granted options under the Company's 1996 Plan to purchase 79,599 shares of Common Stock at an exercise price of $10.89 per share. Of such options, one-half vest at the end of five years subject to acceleration upon the attainment of certain performance events and one-half vest ratably over a three-year period.

     Under the terms of each Employment Agreement, if a Senior Officer is terminated without cause or resigns with reasonable justification, such Senior Officer will be entitled to receive his base salary, annual cash bonus (equal to the last annual bonus he received prior to termination) and continuation of his benefits through the term of the agreement. With certain exceptions, if a Senior Officer is terminated without cause, all stock options held by such Senior Officer will immediately vest. If a Senior Officer's employment is terminated for any other reason, he will be entitled only to his accrued base salary through the date of termination.

     Upon consummation of the Recapitalization, the Company entered into a three-year employment agreement with Mr. Scherr pursuant to which Mr. Scherr will serve as the chairman and operator of Rock Walk, a division of the Company. Mr. Scherr's duties will be of a part-time nature, and he will devote only such time to his duties as he determines in good faith are required. Mr. Scherr will receive $100,000 per year, which will be allocated among his salary and expense allowance, as Mr. Scherr determines. Mr. Scherr will be entitled to participate in all employee medical benefit programs available generally to employees of the Company. If Mr. Scherr's employment is terminated by the Company without cause, he will be entitled to receive as severance the cash equivalent of his compensation package ($100,000) for the remainder of the term of the agreement, not to exceed $300,000, and continuation of his medical benefits until age 63 1/2. After his employment agreement expires, Mr. Scherr will continue to be entitled to medical benefits until age 63 1/2. If Mr. Scherr's employment is terminated by the Company for cause or upon Mr. Scherr's death, he or his estate will be entitled to receive his compensation to the extent such amount has accrued through the date of termination.

MANAGEMENT STOCK OPTION AGREEMENTS

     In connection with the Recapitalization, the Company granted options (each, a "Management Option") to each of Messrs. Thomas and Albertson to purchase 397,985 shares of Common Stock at an exercise price of $10.89 per share pursuant to stock option agreements (the "Management Stock Option Agreements"). Unless terminated or accelerated, each Management Option will vest in three equal installments in 2003, 2004 and 2005 and will terminate upon the first to occur of: (i) June 5, 2005; (ii) the consummation of a Company Sale (as defined in the Management Stock Option Agreements); or (iii) the termination, either voluntarily or for cause, of the employment of such executive officer with the Company. The vesting of each Management Option will be accelerated: (a) if there is a "Significant Public Float" of the Common Stock (as defined) and if the Company's "Calculated Corporate Value" (which, in general, equals the market value of the fully diluted shares of Common Stock based on the closing sales price of the Common Stock on a national exchange or the Nasdaq National Market) exceeds approximately $280 million, subject to adjustment; (b) if there is a Company Sale and the consideration paid for the Company exceeds certain target values set forth in the Management Stock Option Agreements; or (c) if the executive officer's employment is terminated by the Company without cause or by such executive officer with reasonable justification.

The Company intends to file a registration statement on Form S-8 under the Securities Act to register the shares of Common Stock issuable upon exercise of such options.

OTHER OPTION ARRANGEMENTS

     The Investors granted Investor Options to purchase an aggregate of 277,194 shares of Common Stock at a purchase price of $4.33 per share to certain officers and key managers of the Company. Each grant of an Investor Option is, to the extent possible, deemed to be granted by each Investor to each member of management in the same ratio as granted by each Investor (I.E., 75.00% by Chase Ventures, 14.29% by Wells Fargo and 10.71% by Weston Presidio). Included in the Investor Options are options to purchase 109,722 shares of Common Stock that were granted to each of Messrs. Thomas and Albertson and 3,850 shares of Common Stock that were granted to each of Messrs. Ross and Soosman. The Investor Options were granted in December 1996, are presently exercisable and will expire on December 30, 2001. The Company is not a party to this agreement and has not, and will not, incur any obligation in connection with such options. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

1996 PERFORMANCE STOCK OPTION PLAN

     The Company's 1996 Performance Stock Option Plan was adopted by the Board of Directors and approved by its sole stockholder on June 3, 1996 and became effective on that date. The Board of Directors and the stockholders approved an Amended and Restated 1996 Performance Stock Option Plan in October 1996 (as amended to date, the "1996 Plan"). The principal purposes of the 1996 Plan are to provide incentives for officers, employees and consultants of the Company and its subsidiaries through granting of options, thereby stimulating their personal and active interest in the Company's development and financial success, and inducing them to remain in the Company's employ. No further grants of options will be made under the 1996 Plan.

     The principal features of the 1996 Plan are summarized below, but the summary is qualified in its entirety by reference to the 1996 Plan, which is filed as an exhibit to this Report.

     GENERAL NATURE OF THE PLAN. Options issued under the 1996 Plan may be either incentive stock options ("Incentive Options") intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options ("Non-qualified options"). As of March 24, 1997, the Company had outstanding under the 1996 Plan options to purchase 713,782 shares of Common Stock, at an exercise price of $10.89 per share (no shares of which are currently exercisable or will be exercisable within 60 days of March 24, 1997). The Company will not issue any additional options under the 1996 Plan. The 1996 Plan is administered by the Compensation Committee, which has the power and authority to grant options under the 1996 Plan, subject to the Board's prior approval.

     ELIGIBILITY. Options may be granted under the 1996 Plan to employees of and consultants to the Company, or any of its subsidiaries (other than Larry Thomas, Marty Albertson, or any other person serving on the Compensation Committee). No options may be granted to any one person in any one taxable year in excess of 25% of the options issued or issuable under the 1996 Plan. Incentive Options may not be granted to an employee who owns (as described in Sections 422(b)(6) and 425(d) of the Code) stock possessing more than 10% of the aggregate voting power of the Company unless the option price is fixed at least than 110% of the fair market value (as determined according to the 1996 Plan) of the stock on the grant date and the options are not exercisable later than five years following the grant date.

     GRANT OF OPTIONS. Options may be granted under the 1996 Plan at any time, from time to time, prior to the termination of the 1996 Plan. Each option grant will be set forth in a separate agreement with the person receiving the grant and will indicate the type, terms and conditions of the option grant.

     VESTING. Options are deemed granted on the date the Compensation Committee approves the grants. However, in the case of Incentive Options, the grant date may not be earlier than the date the optionee becomes an employee of the Company or one of its subsidiaries. The Compensation
Committee shall determine whether and to what extent any options are also subject to time vesting based on the optionee's continued service. The 1996 Plan generally provides for acceleration of time vesting upon a sale of the Company or termination of the optionee's relationship with the Company without cause (as defined in the 1996 Plan), or by the optionee with reasonable justification (as defined in the 1996 Plan) or death.

     OPTION PRICE AND EXERCISE. An option is exercisable at such times as are determined on the grant date by the Compensation Committee. The purchase price for shares to be issued to an optionee upon exercise of an option shall be the fair market value of a share of Common Stock on the grant date (or such lesser amount approved by the Board, but not less than 85% of the fair market value of a share of Common Stock).

     EXPIRATION, TERMINATION, REVOCATION, TRANSFER OF OPTIONS AND AMENDMENTS. Options granted under the 1996 Plan are not assignable except by will or by the laws of descent and distribution. The Compensation Committee, with the Board's approval, may amend or modify the 1996 Plan in any respect, PROVIDED HOWEVER, that approval of the holders of a majority of Common Stock must be obtained if required by law or for compliance with federal securities laws or the Code.

     REGISTRATION STATEMENT ON FORM S-8. The Company intends to file a registration statement on Form S-8 under the Securities Act to register the shares of Common Stock issuable under the 1996 Plan.

OPTION GRANTS IN 1996; AGGREGATE OPTION EXERCISES IN 1996; 1996 YEAR-END OPTION VALUES

     In 1996, the Company granted to certain directors, officers and employees of the Company (including Messrs. Ross and Soosman) options to purchase
554,584 shares of Common Stock at a purchase price of $10.89 per share under the 1996 Plan and, pursuant to separate arrangements, granted to each of Messrs. Thomas and Albertson options to purchase 397,985 shares of Common Stock at a purchase price of $10.89 per share. Pursuant to the requirements of their respective employment agreements, the Company has also granted to each of Messrs. Ross and Soosman options to purchase an additional 79,599 shares of Common Stock at a purchase price of $10.89 per share under the 1996 Plan. See "-- Employment Agreements; -- Management Stock Option Agreements; -- 1996 Performance Stock Option Plan; -- 1997 Equity Participation Plan."

     Set forth below is a table describing the options granted by the Company to each of the Named Officers during the year ended December 31, 1996:

                                                INDIVIDUAL OPTION GRANTS IN 1996
                    --------------------------------------------------------------------------------
                                      PERCENT OF                          POTENTIAL REALIZABLE VALUE
                                        TOTAL                                 AT ASSUMED ANNUAL
                      NUMBER OF        OPTIONS/                                RATES OF STOCK
                      SECURITIES         SARS       EXERCISE                 PRICE APPRECIATION
                      UNDERLYING      GRANTED TO     OR BASE                 FOR OPTION TERM (2)
                     OPTIONS/SARS     EMPLOYEES     PRICE ($/  EXPIRATION  -------------------------
NAME                GRANTED (#)(1)  IN FISCAL YEAR    SHARE)      DATE       5% ($)         10% ($)
----                --------------  --------------  ---------  ----------  ----------     ----------
Larry Thomas  . . .        397,985           29.5%    $10.89      2006     $2,725,880     $6,907,917
Marty Albertson . .        397,985            29.5     10.89      2006      2,725,880      6,907,917
Bruce Ross  . . . .         79,599             5.9     10.89      2006        545,189      1,381,615
Barry Soosman . . .         79,599             5.9     10.89      2006        545,189      1,381,615
Raymond Scherr  . .         --               --         --         --          --             --

-------------------

(1) The securities underlying the options are shares of Common Stock. No SARs were granted in fiscal 1996. For a description of terms pertaining to such options and other information relating thereto, see "-- Employment Agreements; -- Management Stock Option Agreements; -- 1996 Performance Stock Option Plan."

(2) The potential realizable value assumes a rate of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

     The following table sets forth, on an aggregated basis, information regarding securities underlying unexercised options during the year ended December 31, 1996 by the Named Officers:

                                        OPTION VALUES AT DECEMBER 31, 1996
                          ---------------------------------------------------------------
                                    NUMBER OF                       VALUE OF
                               SECURITIES UNDERLYING              UNEXERCISED
                                   UNEXERCISED                    IN-THE-MONEY
                                    OPTIONS AT                     OPTIONS AT
                               FISCAL YEAR-END (1)(#)           FISCAL YEAR-END ($)
                          ------------------------------- -------------------------------
NAME                        EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                      -------------- ---------------- -------------- ----------------
Larry Thomas  . . . . . .       --             397,985(2)      --           $1,635,718(2)
Marty Albertson . . . . .       --             397,985(2)      --            1,635,718(2)
Bruce Ross  . . . . . . .       --                 79,599      --                 327,152
Barry Soosman . . . . . .       --                 79,599      --                 327,152
Raymond Scherr  . . . . .       --                  --         --               --

--------------------

(1) The securities underlying the options are shares of Common Stock. For a description of terms pertaining to such options and other information relating thereto, see "-- Employment Agreements; -- Management Stock Option Agreements; -- 1996 Performance Stock Option Plan."

(2) The options granted to Messrs. Thomas and Albertson are subject to future vesting which may be accelerated upon the attainment by the Company of certain performance hurdles based on market capitalization and other factors. See "-- Management Stock Option Agreements."

1997 EQUITY PARTICIPATION PLAN

     The Company's 1997 Equity Participation Plan (the "1997 Plan") was adopted by the Board of Directors and approved by the stockholders in January 1997. The principal purposes of the 1997 Plan are to provide incentives for officers, employees and consultants of the Company and its subsidiaries through granting of options, restricted stock, stock appreciation rights, dividend equivalent performance awards and deferred stock awards (collectively, "Awards"), thereby stimulating their personal and active interest in the Company's development and financial success, and inducing them to remain in the Company's employ. In addition to Awards made to officers, employees or consultants, the 1997 Plan permits the granting of options ("Director Options") to the Company's non-employee directors.

     Under the 1997 Plan, not more than 875,000 shares of Common Stock (or the equivalent in other equity securities) are authorized for issuance upon exercise of options, stock appreciation rights ("SARs") and other Awards, or upon vesting of restricted or deferred stock awards. Furthermore, the maximum number of shares which may be subject to options or stock appreciation rights granted under the 1997 Plan to any individual in any calendar year cannot exceed 150,000. As of March 24, 1997, no options had been granted under the 1997 Plan.

     The principal features of the 1997 Plan are summarized below, but this summary is qualified in its entirety by reference to the 1997 Plan, which is filed as an exhibit to this Report.

     ADMINISTRATION. The Compensation Committee administers the 1997 Plan with respect to grants to employees or consultants of the Company and the full Board administers the 1997 Plan with respect to Director Options. The Compensation Committee will consist of at least two members of the Board, each of whom is a "non-employee director" for purposes of Rule 16b-3 ("Rule 16b-3") under the Exchange Act, and, with respect to options and SAR's which are intended to constitute performance-based compensation under Section 162(m) of the Code ("Section 162(m)"), an "outside director" for the purposes of Section 162(m). Subject to the terms and conditions of the 1997 Plan, the Board or Compensation Committee has the authority to select the persons to whom Awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 1997 Plan. Similarly, the Board has discretion to determine the terms and conditions of Director Options and to interpret and administer the 1997 Plan with respect to Director Options. The Compensation Committee (and the Board) are also authorized to adopt, amend and rescind rules relating to the administration of the 1997 Plan.

     ELIGIBILITY. Options, SARs, restricted stock and other Awards under the 1997 Plan may be granted to individuals who are then officers or other employees of the Company or any of its present or future subsidiaries based upon the determination of the Compensation Committee. Such Awards also may be granted to consultants of the Company selected by the Board or Compensation Committee for participation in the 1997 Plan. Non-employee directors of the Company may be granted NQSOs (as defined herein) by the Board.

     GRANT OF AWARDS. The 1997 Plan provides that the Compensation Committee may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Each Award will be set forth in a separate agreement with the person receiving the Award and will indicate the type, terms and conditions of the Award as determined by the Compensation Committee.

          NONQUALIFIED STOCK OPTIONS ("NQSOs") will provide for the right to purchase Common Stock at a price not less than the fair market value on the date of grant, and usually will become exercisable (in the discretion of the Board or Compensation Committee) in one or more installments after the grant date, subject to the participant's agreement to continue in the employ of the Company for at least one year (or shorter period as fixed in a written agreement) and/or subject to the satisfaction of individual or Company performance targets established by the Board or Compensation Committee. NQSOs may be granted for up to a ten-year term specified by the Board or Compensation Committee and the exercise price thereof must be not less than the fair market value of the underlying Common Stock on the date of grant. The Compensation Committee may extend the term of any outstanding option in connection with any termination of employment or consultancy of the optionee or amend any condition or term of such option relating to such termination. Notwithstanding the foregoing, options may not be repriced after issuance.

          INCENTIVE STOCK OPTIONS ("ISOs"), will be designed to comply with the provisions of the Code and will be subject to certain restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price not less than the fair market value of a share of Common Stock on the date of grant, may only be granted to employees, must expire within a specified period of time following the Optionee's termination of employment, and must be exercised within the ten years after the date of grant; but may be subsequently modified to disqualify them from treatment as ISOs. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company, the 1997 Plan provides that the exercise price must be at least 110% of the fair market value of a share of Common Stock on the date of grant and the ISO must expire no later than the fifth anniversary of the date of its grant. Any option granted may be modified by the Compensation Committee to disqualify such option from ISO treatment.

          RESTRICTED STOCK may be sold to participants and made subject to such restrictions as may be determined by the Board or Compensation Committee. Restricted stock, typically, may be repurchased by the Company at the original purchase price if the conditions or restrictions are not met. In addition, under certain circumstances, the Company may repurchase the restricted stock upon termination of employment at a cash price equal to the price paid by the grantee. In general, restricted stock may not be sold, or otherwise transferred or hypothecated, until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will receive dividends prior to the time when the restrictions lapse.

          DEFERRED STOCK may be awarded to participants, typically without payment of consideration, but subject to vesting conditions based on continued employment or on performance criteria established by the Board or Compensation Committee. Like restricted stock, deferred stock may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, deferred stock will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

          STOCK APPRECIATION RIGHTS may be granted in connection with stock options or other Awards, or separately. SARs granted by the Board or Compensation Committee in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of Common Stock over the exercise price of the related option or other Awards, but alternatively may be based upon criteria such as book value. Except as required by Section 162(m) with respect to an SAR intended to qualify as performance-based compensation as described in Section 162(m), there are no restrictions specified in the 1997 Plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by the Board or Compensation Committee in the SAR agreements. The Board or Compensation Committee may elect to pay SARs in cash or in Common Stock or in a combination of both.

          DIVIDEND EQUIVALENTS represent the value of the dividends per share, if any, paid by the Company, calculated with reference to the number of shares covered by the stock options, SARs or other Awards held by the participant. Dividend equivalents will be converted into cash or additional shares of Common Stock as determined by the Compensation Committee.

          PERFORMANCE AWARDS may be granted by the Board or Compensation Committee on an individual or group basis. Generally, these Awards will be based upon specific performance targets and may be paid in cash or in Common Stock or in a combination of both. Performance Awards may include "phantom" stock Awards that provide for payments based upon increases in the price of the Company's Common Stock over a predetermined period.

          STOCK PAYMENTS may be authorized by the Board or Compensation Committee in the form of shares of Common Stock or an option or other right to purchase Common Stock as part of a deferred compensation arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the key employee or consultant. Such payments will be determined by the Compensation Committee based on specific performance criteria.

          Generally, in addition to the payment of any purchase price as consideration for the issuance of an Award, the grantee must agree to remain in the employ of or to consult for, the Company for at least one year after such Award is issued. In addition, under the terms of the 1997 Plan Awards are exercisable or payable only while the grantee is an employee or consultant of the Company. However, under certain conditions, the Committee may determine that any such award may be exercisable or paid subsequent to termination of employment.

          DIRECTOR OPTIONS will be granted to the Company's non-employee directors under the 1997 Plan at a per share price not less than the fair market value of a share of Common Stock on the date of grant. Following the Offering,
(i) a person who is initially elected to the Board and who is a non-employee director at the time of such initial election automatically will be granted a Director Option to purchase 15,000 shares of Common Stock on the date of such initial election, and (ii) a person who is re-elected to the Board and who is a non-employee director at the time of such re-election automatically shall be granted a Director Option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders at which such director is re-elected to the Board. Notwithstanding the foregoing, (A) no grant shall be made to a non-employee director pursuant to the foregoing clause (i) if: (x) an affiliate of such non-employee director served on the Board within the twelve-month period prior to the initial election of such non-employee director or (y) such non-employee director is an employee of the Company who subsequently retires from the Company and remains on the Board, and (B) no grant shall be made to a non-employee director pursuant to the foregoing clause (ii) if such non-employee director was initially elected to the Board within 120 days of such annual meeting of stockholders. Director Options granted to non-employee directors will vest over a three-year period. Although the Board presently has an intention to grant only Director Options to non-employee directors, the Board may grant other stock options or Awards to non-employee directors in accordance with the provisions of the 1997 Plan.

     The 1997 Plan may be amended, suspended or terminated at any time by the Board or the Compensation Committee. However, the maximum number of shares that may be sold or issued under the 1997 Plan may not be increased without approval of the Company's stockholders.

     SECURITIES LAWS AND FEDERAL INCOME TAXES

          SECURITIES LAWS. The 1997 Plan is intended to conform to the extent necessary with all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the Securities and Exchange Commission thereunder, including without limitation Rule 16b-3. The 1997 Plan will be administered, and options will be granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations. To the extent permitted by applicable law, the 1997 Plan and options granted thereunder shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

          GENERAL FEDERAL TAX CONSEQUENCES. Under current federal laws, in general, recipients of awards and grants of nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments under the 1997 Plan are taxable under
Section 83 of the Code upon their receipt of Common Stock or cash with respect to such awards or grants and, subject to Section 162(m), the Company will be entitled to an income tax deduction with respect to the amounts taxable to such recipients. Under Sections 421 and 422 of the Code, recipients of ISOs are generally not taxable on their receipt of Common Stock upon their exercises of ISOs if the ISOs and option stock are held for certain minimum holding periods and, in such event, the Company is not entitled to income tax deductions with respect to such exercises. Participants in the 1997 Plan will be provided with additional information regarding the tax consequences relating to the various types of awards and grants under the plan.

          SECTION 162(M) LIMITATION. In general, under Section 162(m), income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for certain executive officers exceeds $1 million (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based compensation" established by an independent compensation committee which is adequately disclosed to, and approved by, stockholders. In particular, stock options and SARs will satisfy the "performance-based compensation" exception if the awards are made by a qualifying compensation committee, the plan sets the maximum number of shares that can be granted to any person within a specified period and the compensation is based solely on an increase in the stock price after the grant date (I.E., the option exercise price is equal to or greater than the fair market value of the stock subject to the award on the grant date). Under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held in an initial public offering, the 1997 Plan will not be subject to Section 162(m) until the earlier of (i) a material modification of the 1997 Plan; (ii) the issuance of all employer stock and other compensation that has been allocated under the 1997 Plan; or (iii) the first meeting of stockholders at which directors are to be elected that occurs after December 31, 1999 (the "Transition Date"). After the Transition Date, rights or awards granted under the 1997 Plan, other than options and SARs, will not qualify as "performance-based compensation" for purposes of Section 162(m) unless such rights or awards are granted or vest upon preestablished objective performance goals, the material terms of which are disclosed to and approved by the stockholders of the Company. Thus, the Company expects that such other rights or awards under the 1997 Plan will not constitute "performance-based compensation" for purposes of Section 162(m).

     The Company has attempted to structure the 1997 Plan in such a manner that, after the Transition Date, subject to obtaining stockholder approval for the 1997, the remuneration attributable to stock options and SARs which meet the other requirements of Section 162(m) will not be subject to the $1,000,000 limitation. The Company has not, however, requested a ruling from the IRS or an opinion of counsel regarding this issue.

     REGISTRATION STATEMENT ON FORM S-8. The Company intends to file a registration statement on Form S-8 under the Securities Act to register the shares of Common Stock reserved for issuance under the 1997 Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Recapitalization, the Company did not have a compensation committee. In fiscal 1995, compensation decisions for executive officers and senior management were made by Messrs. Scherr and Thomas. Following the Recapitalization, Messrs. Thomas, Albertson, Ferguson and Lazarus served on the Compensation Committee. Upon consummation of the Offering, Messrs. Thomas and Albertson resigned from the Compensation Committee, and as of the date of this Report, the Compensation Committee was comprised of Messrs. Ferguson and Lazarus. In April 1996, the Company made a personal loan to Larry Thomas, the Company's President, of $1 million at an annual interest rate of 8.0% to assist Mr. Thomas's purchase of a personal residence. The loan, excluding accrued interest of $10,000 (which was forgiven), was repaid concurrently with the Recapitalization.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the following table sets forth the ownership of the Common Stock, as of March 24, 1997, of the Company by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each Named Officer; (iii) each director of the Company; and (iv) all directors and executive officers of the Company, as a group. As of March 24, 1997, the Company had 18,316,579 shares of Common Stock outstanding. The Company has granted the underwriters of the Offering an over-allotment option to purchase up to an additional 1,012,500 shares of Common Stock. The information in the following table excludes the shares of Common Stock which may be issued by the Company upon the exercise of such option. Such option may be exercised by the underwriters at any time through April 13, 1997.

                                              NUMBER OF SHARES      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)   BENEFICIALLY OWNED (1)  OWNERSHIP (1)
----------------------------------------   ----------------------  -------------

Chase Venture Capital Associates, L.P.(2).           4,381,265           23.9%
  380 Madison Avenue, 12th Floor
  New York, NY 10017

Raymond Scherr (3) . . . . . . . . . . . .           1,710,148            9.3

David Ferguson (4) . . . . . . . . . . . .              --               --

Jeffrey Walker (4) . . . . . . . . . . . .              --               --

Michael Lazarus (5). . . . . . . . . . . .              --               --

Steven Burge (6) . . . . . . . . . . . . .              --               --

Larry Thomas (7) . . . . . . . . . . . . .           1,384,816            7.6

Marty Albertson (8). . . . . . . . . . . .             927,637            5.1

Bruce Ross (9) . . . . . . . . . . . . . .               3,850              *

Barry Soosman (10) . . . . . . . . . . . .              49,760              *

All Executive Officers and Directors as a
  group (9 persons) (3)-(10) . . . . . . .           4,076,211           22.3
-------------------

 *   Represents less than 1% of the issued and outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of March 24, 1997, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company's address at 5155 Clareton Drive, Agoura Hills, California 91362.

(2) Excludes Investor Options granted by Chase Ventures to certain members of management for the purchase of 207,899 shares of Common Stock. See "Item
     13. Certain Relationships and Transactions -- Options Granted by the Investors to Certain Members of Management."

(3) Represents: (i) 1,150,046 of shares of Common Stock held by the Scherr Trust for which Mr. Scherr and his spouse serve as co-trustees and share voting and investment control over such shares of Common Stock;
     (ii) 275,460 shares of Common Stock held in trust for the benefit of Mr. Scherr and his son for which Mr. Scherr's brother serves as trustee and exercises voting and investment control; (iii) 275,460 shares of Common Stock held in trust for the benefit of Mr. Scherr's spouse and daughter for which Mr. Scherr's brother serves as trustee and exercises voting and investment control; and (iv) 9,182 shares of Common Stock held by Mr. Scherr's brother. The address of each such person is 1096 Lakeview Canyon, Westlake Village, California

     91362. Mr. Ray Scherr disclaims beneficial ownership of the shares held in trust for the benefit of his wife and daughter and held by David Scherr.

(4) Neither Mr. Walker nor Mr. Ferguson own any Common Stock. Messrs. Walker and Ferguson are the Managing General Partner and a General Partner, respectively, of Chase Capital Partners, a New York general partnership, and the sole general partner of Chase Ventures. Each of Messrs. Walker and Ferguson disclaims beneficial ownership of the shares owned by Chase Ventures except to the extent of his pecuniary interest therein.

(5) Mr. Lazarus does not directly own any Common Stock. However, as a general partner of Weston Presidio Management II, L.P., the sole general partner of Weston Presidio, he may be deemed to share voting and investment control over the 658,966 shares of Common Stock held by Weston Presidio and over the additional 29,684 shares of Common Stock owned by Weston Presidio that are subject to the Investor Options. See "Item 13. Certain Relationships and Transactions -- Options Granted by the Investors to Certain Members of Management." Mr. Lazarus disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein.

(6) Mr. Burge does not own any Common Stock. However, as a managing director of Wells Fargo, he may be deemed to share voting or investment control over the 878,589 shares of Common Stock owned by Wells Fargo and over the additional 39,611 shares of Common Stock owned by Wells Fargo that are subject to the Investor Options. See "Item 13. Certain Relationships and Transactions -- Options Granted by the Investors to Certain Members of Management." Mr. Burge disclaims beneficial ownership of the shares held by Wells Fargo, except to the extent of his pecuniary interest therein.

(7) Represents: (i) 1,275,094 shares of Common Stock held by a trust for the benefit of Mr. Thomas and his spouse for which Mr. Thomas and his spouse serve as co-trustees; and (ii) 109,722 shares of Common Stock issuable upon the exercise of an Investor Option granted to Mr. Thomas by the Investors. See "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

(8) Represents: (i) 711,717 shares of Common Stock held by a trust for the benefit of Mr. Albertson and his spouse for which Mr. Albertson and his spouse serve as co-trustees; (ii) 53,099 shares of Common Stock held in trust for the benefit of Mr. Albertson and one of his children for which Mr. Albertson serves as trustee; (iii) 53,099 shares of Common Stock held in trust for the benefit of Mr. Albertson's spouse and one of his children for which Mr. Albertson serves as trustee; and (iv) 109,722 shares of Common Stock issuable upon the exercise of an Investor Option granted to Mr. Albertson by the Investors. See "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

(9) Represents 3,850 shares of Common Stock issuable upon the exercise of an Investor Option granted to Mr. Ross by the Investors. See "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

(10) Represents: (i) 45,910 shares of Common Stock held by the Soosman Family Trust with respect to which Mr. Soosman and his spouse serve as co-trustees and share voting and investment control; and (ii) 3,850 shares of Common Stock issuable upon the exercise of an Investor Option granted to Mr. Soosman by the Investors. See "Item 13. Certain Relationships and Related Transactions -- Options Granted by the Investors to Certain Members of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT TRANSACTIONS

     In April 1996, the Company made a personal loan to Larry Thomas, the Company's President, of $1.0 million at an annual interest rate of 8.0% to assist Mr. Thomas's purchase of a personal residence. The loan, excluding accrued interest of $10,000 (which was forgiven), was repaid concurrently with the Recapitalization.

     On February 15, 1996, the Company entered into sale-leaseback transactions with Raymond Scherr relating to the Company's Arlington, Texas store and North Chicago, Illinois store. The Arlington, Texas store was sold by the Company to Mr. Scherr for $935,000. The North Chicago, Illinois store was sold by the Company to Mr. Scherr for $820,000. The Company leases the Arlington, Texas store and North Chicago, Illinois store from Mr. Scherr for $7,687 and $8,570 per month, respectively. The Company leases this store from Mr. Scherr for $8,250 per month. The Company leases its Covina, California store from Mr. Scherr for $9,900 per month. All of the leases are on a triple net basis pursuant to which the Company pays rent, as well as expenses relating to taxes, insurance and maintenance. Management believes that the terms of these leases are on the same or similar terms that would be available from an unaffiliated third party in an arm's length negotiation.

     The Company paid the law firm of Soosman & Associates, of which Barry Soosman was a partner, $160,000 for legal fees in 1996.

THE RECAPITALIZATION

     On June 5, 1996, the Company consummated a series of transactions to effect the Recapitalization in order to transfer ownership of the Company from its sole stockholder, the Scherr Trust, to members of management (including Messrs. Thomas and Albertson), Chase Ventures and an affiliated entity, Wells Fargo and Weston Presidio. The terms of the Recapitalization, including the basis of the purchase price for shares of Common Stock and the number of shares of Junior Preferred Stock issued to Messrs. Thomas and Albertson and the Scherr Trust, were determined as a result of arms-length negotiations with the Investors.

     In connection with the Recapitalization, Larry Thomas (i) purchased 493,376 shares of Common Stock at a purchase price of $1.00 per share in cash; (ii) purchased 189,171.92 shares of Junior Preferred Stock (with an initial liquidation value of $100 per share) in exchange for the cancellation of options to acquire 48,844,190 shares of Common Stock; and (iii) received $10.6 million in cash upon the cancellation of options for the purchase of 31,484,670 shares of Common Stock. The options exchanged had a weighted average exercise price of $0.003 per share.

     In connection with the Recapitalization, Marty Albertson (i) purchased 328,916 shares of Common Stock at a purchase price of $1.00 per share in cash;
(ii) purchased 126,114.41 shares of Junior Preferred Stock (with an initial liquidation value of $100 per share) in exchange for the cancellation of options to acquire 32,562,741 shares of Common Stock; (iii) received $7.1 million in cash upon the cancellation of options for the purchase of 20,989,747 shares of Common Stock. The options exchanged had a weighted average exercise price of $0.003 per share.

     In connection with the Recapitalization, the Company repurchased 309,840,000 shares of Common Stock from the Scherr Trust for approximately $113.1 million in cash. The Scherr Trust also exchanged 51,123,600 shares of Common Stock for 198,000 shares of Junior Preferred Stock (with an initial liquidation value of $19.8 million) and retained 516,400 shares of Common Stock.

     In connection with the Recapitalization, the Company granted options to each of Messrs. Thomas and Albertson to purchase 397,985 shares of Common Stock at an exercise price of $10.89 per share pursuant to the Management Stock Option Agreements. All such options granted to Messrs. Thomas and Albertson are subject to future vesting which may be accelerated upon the attainment by the Company of certain performance hurdles based on market capitalization and other factors. See "Item 11. Executive Compensation -- Management Stock Option

Agreements." The Company intends to file a registration statement on Form S-8 under the Securities Act to register the issuance of Common Stock upon exercise of such options.

     The Company granted certain registration rights to Messrs. Thomas and Albertson and the Scherr Trust. See "-- Registration Rights."

TRANSACTIONS WITH THE INVESTORS

     In connection with the Recapitalization, the Investors purchased the following equity securities of the Company for an aggregate purchase price of $70.0 million in cash: (i) Chase Ventures and an affiliate purchased 1,355,550 shares of Common Stock and 519,750 shares of Junior Preferred Stock; (ii) Wells Fargo purchased 258,200 shares of Common Stock and 99,000 shares of Junior Preferred Stock; and (iii) Weston Presidio purchased 193,650 shares of Common Stock and 74,250 shares of Junior Preferred Stock. As of March 24, 1997, Chase Ventures, Wells Fargo and Weston Presidio beneficially owned 23.9%, 4.8% and 3.6%, respectively, of the Common Stock outstanding.

     Chase Ventures is an affiliate of Chase Securities Inc. ("Chase Securities"). Jeffrey Walker, a director of the Company, is the managing general partner of Chase Capital Partners, the general partner of Chase Ventures. David Ferguson, a director of the Company, is a general partner of Chase Capital Partners. Messrs. Walker and Ferguson have equity interests in Chase Capital Partners. Mr. Burge, a director of the Company, is a managing director of Wells Fargo. Wells Fargo is an indirect wholly owned subsidiary of Wells Fargo & Co., the parent company of Wells Fargo. Mr. Burge does not have an equity interest in Wells Fargo or Wells Fargo & Co. Michael Lazarus, a director of the Company, is a general partner of Weston Presidio Capital Management II, L.P. and has an equity interest therein. Weston Presidio Capital Management II, L.P. is the sole general partner of Weston Presidio.

     In connection with the Recapitalization, the Scherr Trust and stockholders holding management positions (the "Management Stockholders") have agreed to indemnify the Investors for losses incurred in connection with any misrepresentations or breaches of warranty by the Company or its affiliates. The Investors have agreed to indemnify the Company in substantially the same manner, with the indemnified amount limited to each Investor's ratable share of such losses.

TRANSACTIONS WITH AFFILIATES OF CHASE VENTURES

     In connection with the Recapitalization, the Company entered into a Bridge Facility with Chemical Bank ("Chemical"), an affiliate of Chase Ventures, pursuant to which Chemical loaned $49.0 million in cash to the Company with interest payable at 12.75% per annum. The Company applied the net proceeds of the offering of the Senior Notes, for which Chase Securities acted as an initial purchaser, to the retirement of the Bridge Facility. Chase
Securities also acted as an underwriter in the Offering. In connection with such transactions, Chemical and Chase Securities received customary fees.

1996 CREDIT FACILITY

     Effective with the Recapitalization, Wells Fargo, an affiliate of Wells Fargo Bank, N.A., purchased approximately 7.14% of the then outstanding Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Wells Fargo Bank, N.A. is acting as lender under the 1996 Credit Facility and is being paid customary fees therefor. In addition, the Company has agreed to pay to Wells Fargo Bank, N.A. promptly upon demand, a fee of $25,000 in consideration for Wells Fargo Bank, N.A. agreeing to allow the Company to use the proceeds of Revolving Loans to make loans to senior management in respect of certain personal income tax liabilities.

REGISTRATION RIGHTS

     The Company granted to the Investors and certain members of management, including Messrs. Thomas and Albertson and the Scherr Trust, the right to cause the Company to register such holders' shares of equity securities at any time upon the request of holders of at least 60.0% of the equity securities held by such holders in accordance with the requirements of the Securities Act and subject to the Company's right to delay its obligations upon the occurrence of specified events. In addition, all of such holders have the right to include their shares of equity securities in any registration of equity securities effected by the Company, subject to certain limitations. The Company has agreed to pay all costs associated with any such registrations, except for underwriters' discounts and commissions.

TAX INDEMNIFICATION AGREEMENT

     In connection with the Recapitalization, the Company entered into a tax indemnification agreement ("Tax Indemnification Agreement") with Raymond Scherr pursuant to which the Company has agreed to indemnify Raymond Scherr for any loss, damage or liability and all expenses incurred, suffered, sustained or required to be paid by the Scherr Trust in the event that certain specified aspects of the Recapitalization are not treated for tax purposes in the manner contemplated by the Recapitalization and related transactions. The Management Stockholders have individually agreed to reimburse the Company on a pro rata basis for any amounts paid to Mr. Scherr by the Company as required by the Tax Indemnification Agreement; provided, however, that the aggregate amount reimbursed by the Management Stockholders may not exceed $5 million.

SUBCHAPTER S DISTRIBUTIONS

     The Company elected to be taxed as a "S" corporation from 1988 until immediately prior to the consummation of the Recapitalization. The Scherr Trust, as the sole stockholder, received for 1994, 1995 and 1996 aggregate "S" corporation distributions of $3.9 million, $14.5 million and $29.8 million, respectively.

SCHERR BOARD REPRESENTATION LETTER

     On June 5, 1996, the Company entered into an agreement with Raymond Scherr (the "Scherr Board Representation Letter") in which the Company agreed that so long as Mr. Scherr and certain related entities own 5% or more of the Common Stock on a fully diluted basis, the Company will nominate or cause the nomination of Mr. Scherr to the Board of Directors (and include Scherr in any proxy statement and related materials used in connection with an election of directors) and otherwise use its best efforts to cause his election at each annual meeting or special meeting relating to the election of directors of the Company. The Company's obligations under this agreement will terminate if Mr. Scherr suffers a disability or commits certain acts (as described in the agreement).

MANAGEMENT TAX REDEMPTION

     In connection with the conversion of management's shares of Junior Preferred Stock upon completion of the Offering, a significant amount of non-cash income was deemed to have been earned by certain employees of the Company who are also stockholders of the Company (including Larry Thomas and Marty Albertson) for federal and state income tax purposes (whether or not such employees have received any cash with respect to the underlying stock). In February 1997, the Company entered into an agreement with Larry Thomas, Marty Albertson and certain other senior employees pursuant to which the Company agreed to redeem approximately 1,317,000 shares of Common Stock, at a price equal to the initial public offering price in the Offering less the net underwriting discount, to provide sufficient cash to such employees to finance a portion of such federal and state income tax obligations. Pursuant to the terms of such agreement, the Company used approximately $18.4 million of the proceeds from the Offering to redeem for cash such shares of Common Stock (of which approximately $6.7 million and $4.5 million were paid to Messrs. Thomas and Albertson, respectively).

OPTIONS GRANTED BY THE INVESTORS TO CERTAIN MEMBERS OF MANAGEMENT

     Chase Ventures, Wells Fargo and Weston Presidio granted Investor Options to purchase an aggregate of 277,194 shares of Common Stock at a purchase price of $4.33 per share to certain officers and key managers of the Company. Each grant of an Investor Option is, to the extent possible, deemed to be granted by each Investor to each member of management in the same ratio as granted by each Investor (i.e., 75.00% by Chase Ventures, 14.29% by Wells Fargo and 10.71% by Weston Presidio). Included in the Investor Options are options to purchase 109,722 shares of Common Stock that were granted to each of Messrs. Thomas and Albertson and 3,850 shares of Common Stock that were granted to each of Messrs. Ross and Soosman. The Investor Options were granted in December 1996, are presently exercisable and will expire on December 30, 2001. This Company is not a party to this agreement and has not, and will not, incur any obligation in connection with such Investor Options. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1. The following financial statements for the Company are included as part of this Report:

          Index to Financial Statements. . . . . . . . . . . . . . . .Page F-1

     2. The following financial statement schedule for the Company is included as part of this Report:

          Schedule II -- Valuation and Qualifying Accounts . . . . . .Page II-1

          All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).
                                       42

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GUITAR CENTER, INC.

                                   /s/ LARRY THOMAS
                                   --------------------------------------
                                        Larry Thomas
                                        President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Thomas, Marty Albertson and Bruce Ross, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               NAME                    TITLE                        DATE
               ----                    -----                        ----

     /s/ LARRY THOMAS        President, Chief Executive         March 24, 1997
--------------------------   Officer and Director
         Larry Thomas        (Principal Executive Officer)

     /s/ BRUCE ROSS          Vice President, Chief Financial    March 24, 1997
--------------------------   Officer and Secretary (Principal
         Bruce Ross          Financial and Accounting
                             Officer)

     /s/ MARTY ALBERTSON     Executive Vice President, Chief    March 24, 1997
--------------------------   Operating Officer and Director
         Marty Albertson

     /s/ RAYMOND SCHERR      Director                           March 24, 1997
--------------------------
         Raymond Scherr

     /s/ DAVID FERGUSON      Director                           March 24, 1997
--------------------------
         David Ferguson

     /s/ JEFFREY WALKER      Director                           March 24, 1997
--------------------------
         Jeffrey Walker

     /s/ MICHAEL LAZARUS     Director                           March 24, 1997
--------------------------
         Michael Lazarus

     /s/ STEVEN BURGE        Director                           March 24, 1997
--------------------------
         Steven Burge

INDEX TO EXHIBITS

 EXHIBIT
 NUMBER     DESCRIPTION
 -------    -----------
   3.1      The Company's Restated Certificate of Incorporation (Incorporated
            by reference to Exhibit 3.5 of the Company's Registration
            Statement on Form S-1 (Registration No. 333-20931))

   3.2 The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

   4.1 Indenture dated as of July 2, 1996 by and between the Company and U.S. Trust Company of California as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

   4.2 Form of Restricted Stock Agreements dated as of May 1, 1996 between the Company and certain members of management (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

   4.3 Warrants (1-4) dated June 5, 1996 for the purchase of shares of Common Stock and Junior Preferred Stock issued to certain investors (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

   4.4 Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.1 Recapitalization Agreement dated May 1, 1996 by and among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491)

  10.2 Registration Rights Agreement dated June 5, 1996 among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

  10.3 Tax Indemnification Agreement dated as of May 1, 1996 by and among the Company, Ray Scherr, and the individuals identified on the signature pages thereto (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491)

  10.4* Employment Agreement dated June 5, 1996 between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.5* The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.6* Employment Agreement dated June 5, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.7* Employment Agreement dated June 5, 1996 between the Company and Bruce Ross, as amended (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.8* Employment Agreement dated June 5, 1996 between the Company and Raymond Scherr (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.9* Employment Agreement dated June 5, 1996 between the Company and Barry Soosman, as amended (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.10 Securities Purchase Agreement dated June 5, 1996 by and among the Company and the parties named therein (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

 EXHIBIT
 NUMBER     DESCRIPTION
 -------    ----------
  10.11*    Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1
            (Registration No. 333-20931))

  10.12 Credit Agreement dated June 5, 1996 between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.13 Revolving Promissory Note dated June 5, 1996 issued by the Company in favor of Wells Fargo Bank, N.A. in the principal amount of $25,000,000 (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.14 Security Agreement dated June 5, 1996 between the Company and Wells Fargo, N.A. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-10491))

  10.15 Registration Rights Agreement dated July 2, 1996 by and among the Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

  10.16* Management Stock Option Agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

  10.17* Management Stock Option Agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

  10.18 Registration Agreement dated June 5, 1996 among the Company and the parties named therein (Incorporated by reference to Exhibit 10.11 contained in Registration Statement on Form S-1 (File
            No. 333-10491))

  10.19 Stockholders Agreement dated June 5, 1996 among the Company, and the investors listed therein (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

  10.20 Purchase Agreement and Escrow Instructions dated February 15, 1996 by and between the Company and G.C. Realty LLC (Arlington, Texas) (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.21 Purchase Agreement and Escrow Instructions dated February 15, 1996 by and between the Company and G.C. Realty LLC (North Chicago, Illinois) (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-20931))

  10.22 Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated August 11, 1995 by and between Raymond I. Scherr and Guitar Center Management Company, Inc., Profit Sharing Plan (South Chicago, Illinois) (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-20931))

  10.23 Lease dated August 31, 1995 by and between G.C. Realty LLC and the Company (Covina, California)(Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.24* Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-20931))

 EXHIBIT
 NUMBER     DESCRIPTION
 -------    ----------
  10.25*    Form of Employee Stock Purchase Plan Agreement (Incorporated by
            reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.26*    1997 Equity Participation Plan (Incorporated by reference to
            Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.27 Stockholders Consent dated as of January 24, 1997 by and among the Company and certain of its stockholders (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.28* Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.29*    Management Stock Repurchase Agreement (Incorporated by reference to
            Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

  10.30* Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration
            No. 333-20931))

  10.31* Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1 (File No. 333-10491))

  10.32* Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))

  10.33 Notice of Redemption of $33,333,000 aggregate principal amount of 11% Senior Notes due 2006

  10.34 Notice of Redemption of all outstanding shares of 14% Senior Preferred Stock

  10.35     Board Representation Agreement dated June 5, 1996

  12.1      Ratio of Earnings to Fixed Charges

  24.1      Power of Attorney (included on page S-1)

  27.1 Financial Data Schedule (Incorporated by reference to Exhibit 27.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

----------------
*    Management contract or other compensation plan or arrangement.

                               GUITAR CENTER, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors (KPMG Peat Marwick LLP) . . . . . . . . . .  F-2

Report of Independent Auditors (Ernst & Young LLP) . . . . . . . . . . . .  F-3

Balance Sheets as of December 31, 1995 and 1996. . . . . . . . . . . . . .  F-4

Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . F-6

Statements of Cash Flows for the years ended
December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-8

                                                                        Schedule
Financial Statement Schedule:
          Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . II-1

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Guitar Center, Inc.:

     We have audited the accompanying balance sheet of Guitar Center, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG PEAT MARWICK LLP

Los Angeles, California
February 10, 1997, except as
to note 13 which is as
of March 19, 1997

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Guitar Center, Inc.

     We have audited the accompanying balance sheet of Guitar Center, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                              ERNST & YOUNG LLP

Los Angeles, California
March 6, 1996

                               GUITAR CENTER, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                              1995           1996
                                                                                            --------      ---------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,338          $  47
  Accounts receivable, less allowance for doubtful accounts
    of $200 (1995) and $150 (1996) . . . . . . . . . . . . . . . . . . . . . . . . .           2,203          4,062
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,281         49,705
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .             690          1,388
  Employee notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              82             67
                                                                                            --------      ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,594         55,269
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,276         14,966
Goodwill, net of accumulated amortization of $152 (1995) and $167 (1996) . . . . . .             447            432
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             301          4,182
                                                                                            --------      ---------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  49,618      $  74,849
                                                                                            --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  12,613      $  14,005
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,061          7,891
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,908             --
  Merchandise advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,010          2,401
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .              --          3,536
                                                                                            --------      ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,592         27,833
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             263            645
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        100,000
Senior preferred stock, aggregate liquidation preference of $21,602; authorized
  4,250,000 shares, issued and outstanding 800,000 shares. . . . . . . . . . . . . .              --         15,186
Stockholders' equity (deficit):
  Junior preferred stock aggregate liquidation preference of $144,959. . . . . . . .              --        138,610
  Common stock, no par value; authorized 2,500,000 shares, issued and outstanding
    1,400,000 at December 31, 1995; $0.01 par value authorized 55,000,000 shares,
    issued and outstanding 3,622,804 at December 31, 1996. . . . . . . . . . . . . .           4,987             36
  Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          6,500
  Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         (6,966)
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,776       (206,995)
                                                                                            --------      ---------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . .          19,763        (68,815)
                                                                                            --------      ---------
Total liabilities and stockholders' equity (deficit) . . . . . . . . . . . . . . . .       $  49,618      $  74,849
                                                                                            --------      ---------
                                                                                            --------      ---------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               GUITAR CENTER, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       1994            1995           1996
                                                                    ----------      ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .        $  129,039      $  170,671     $  213,294
Cost of goods sold, buying and occupancy . . . . . . . . . .            92,275         123,415        153,222
                                                                    ----------      ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .            36,764          47,256         60,072
Selling, general and administrative expenses . . . . . . . .            26,143          32,664         41,345
Deferred compensation expense. . . . . . . . . . . . . . . .             1,259           3,087         71,760
                                                                    ----------      ----------     ----------
Operating income (loss). . . . . . . . . . . . . . . . . . .             9,362          11,505        (53,033)
Interest income. . . . . . . . . . . . . . . . . . . . . . .                14              14              8
Interest expense . . . . . . . . . . . . . . . . . . . . . .              (266)           (382)       (12,177)
Transaction expenses . . . . . . . . . . . . . . . . . . . .                --              --         (6,942)
Other income (expenses). . . . . . . . . . . . . . . . . . .                45              65           (126)
                                                                    ----------      ----------     ----------
Income (loss) before income taxes. . . . . . . . . . . . . .             9,155          11,202        (72,270)
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .               326             345            139
                                                                    ----------      ----------     ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .          $  8,829       $  10,857     $  (72,409)
                                                                    ----------      ----------     ----------
                                                                    ----------      ----------     ----------
Pro forma data (unaudited):
  Income (loss) before taxes . . . . . . . . . . . . . . . .          $  9,155       $  11,202     $  (72,270)
  Pro forma income taxes . . . . . . . . . . . . . . . . . .             4,478           6,144            --
                                                                    ----------      ----------     ----------
  Pro forma net income (loss). . . . . . . . . . . . . . . .          $  4,677        $  5,058     $  (72,270)
                                                                    ----------      ----------     ----------
                                                                    ----------      ----------     ----------
  Senior and junior preferred stock dividends. . . . . . . .                --              --          7,951
  Net loss available to common stockholders. . . . . . . . .                --              --        (80,221)
  Pro forma net income (loss) per common share . . . . . . .           $  0.24         $  0.26     $    (4.13)
                                                                    ----------      ----------     ----------
  Weighted average shares outstanding. . . . . . . . . . . .            19,408          19,408         19,408
                                                                    ----------      ----------     ----------
                                                                    ----------      ----------     ----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               GUITAR CENTER, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                   JUNIOR                                    ADDITIONAL    RETAINED
                                                  PREFERRED        COMMON                      PAID IN     EARNINGS
                                                    STOCK           STOCK       WARRANTS       CAPITAL     (DEFICIT)       TOTAL
                                                  ----------       ------       --------     ----------    ---------       -----
                                                                                        (IN THOUSANDS)
Balance at December 31, 1993 . . . . . . . . .        $   --       $ 4,987       $   --        $   --       $ 13,477      $ 18,464
  Net income . . . . . . . . . . . . . . . . .            --            --           --            --          8,829         8,829
  Distributions to stockholder . . . . . . . .            --            --           --            --         (3,869)       (3,869)
                                                    --------     ---------     --------       -------      ---------     ---------
Balance at December 31, 1994 . . . . . . . . .            --         4,987           --            --         18,437        23,424
  Net income . . . . . . . . . . . . . . . . .            --            --           --            --         10,857        10,857
  Distributions to stockholder . . . . . . . .            --            --           --            --        (14,518)      (14,518)
                                                    --------     ---------     --------       -------      ---------     ---------
Balance at December 31, 1995 . . . . . . . . .            --         4,987           --            --         14,776        19,763
  S Corporation cash distributions . . . . . .            --            --           --            --        (28,057)      (28,057)
  S Corporation non-cash distributions . . . .            --            --           --            --         (1,753)       (1,753)
  Redemption of prior sole stockholder
     interest. . . . . . . . . . . . . . . . .        19,800        (4,787)          --            --       (128,115)     (113,102)
  Reclassification of prior
     S Corporation deficit . . . . . . . . . .            --            --           --       (10,249)        10,249            --
  Issuance of equity to management . . . . . .        49,500           500           --            --             --        50,000
  Issuance of equity to new investors. . . . .        69,300           700           --            --             --        70,000
  Issuance of warrants . . . . . . . . . . . .            --            --        6,500            --             --         6,500
  Options granted to management by
     investor group. . . . . . . . . . . . . .            --            --           --         1,918             --         1,918
  Reclassification of excess of par value. . .            --        (1,364)          --         1,364             --            --
  Sale of equity to management . . . . . . . .            10            --           --             1             --            11
  Net loss . . . . . . . . . . . . . . . . . .            --            --           --            --        (72,409)      (72,409)
  Undeclared dividend on senior
     preferred stock . . . . . . . . . . . . .            --            --           --            --         (1,602)       (1,602)
  Accretion of senior preferred stock. . . . .            --            --           --            --            (84)          (84)
                                                  ----------        ------     --------    ----------    -----------    -----------
Balance at December 31, 1996 . . . . . . . . .    $  138,610         $  36     $  6,500     $  (6,966)   $  (206,995)   $  (68,815)
                                                  ----------        ------     --------    ----------    -----------
                                                  ----------        ------     --------    ----------    -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               GUITAR CENTER, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                          1994           1995           1996
                                                                    ------------     ----------    -----------
 OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $  8,829      $  10,857     $  (72,409)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .         1,488          1,802          2,161
  Deferred compensation--repurchase of options . . . . . . . . . .            --             --         49,510
  Investor options to management . . . . . . . . . . . . . . . . .            --             --          1,918
   (Gain) loss on sale of fixed assets . . . . . . . . . . . . . .            85             (4)           112
  Amortization of deferred financing fees. . . . . . . . . . . . .            --             --            215
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .           714           (513)        (1,859)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        (4,785)        (2,487)       (18,424)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .            12           (317)          (698)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . .            30           (154)          (511)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         2,139          2,208          1,392
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .         2,871          1,452            830
    Deferred compensation. . . . . . . . . . . . . . . . . . . . .         1,259          3,087         (7,908)
    Merchandise advances . . . . . . . . . . . . . . . . . . . . .           349            490            391
    Other long-term liabilities. . . . . . . . . . . . . . . . . .           296            (33)           382
                                                                      ----------     ----------     ----------
 Net cash provided by (used in) operating activities . . . . . . .        13,287         16,388        (44,898)
 INVESTING ACTIVITIES
 Proceeds from sale of assets. . . . . . . . . . . . . . . . . . .           143             15            433
 Purchases of property and equipment . . . . . . . . . . . . . . .        (3,277)        (3,432)        (6,133)
 Employee notes. . . . . . . . . . . . . . . . . . . . . . . . . .           (39)           (42)            15
                                                                     -----------    -----------     ----------
 Net cash used in investing activities . . . . . . . . . . . . . .        (3,173)        (3,459)        (5,685)
 FINANCING ACTIVITIES
 Principal repayments of long-term debt. . . . . . . . . . . . . .        (2,575)          (825)            --
 Proceeds from issuance of long term debt. . . . . . . . . . . . .            --             --        100,000
 Net change in revolving debt facility . . . . . . . . . . . . . .            --             --          3,536
 Distribution of prior shareholder interest. . . . . . . . . . . .            --             --       (113,102)
 Deferred financing fees paid. . . . . . . . . . . . . . . . . . .            --             --         (3,585)
 Issuance of common stock. . . . . . . . . . . . . . . . . . . . .            --             --          1,200
 Issuance of junior preferred stock. . . . . . . . . . . . . . . .            --             --         69,300
 Issuance of senior preferred stock. . . . . . . . . . . . . . . .            --             --         13,500
 Issuance of warrants. . . . . . . . . . . . . . . . . . . . . . .            --             --          6,500
 Distributions to stockholder. . . . . . . . . . . . . . . . . . .        (3,869)       (14,518)       (28,057)
                                                                      ----------     ----------      ---------
 Net cash provided by (used in) financing activities . . . . . . .        (6,444)       (15,343)        49,292
                                                                      ----------     ----------      ---------
 Net increase (decrease) in cash and cash equivalents. . . . . . .         3,670         (2,414)        (1,291)
 Cash and cash equivalents at beginning of year. . . . . . . . . .            82          3,752          1,338
                                                                      ----------     ----------      ---------
 Cash and cash equivalents at end of year. . . . . . . . . . . . .         3,752          1,338             47
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  292         $  357      $  11,890
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        $  111         $  346      $     139
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------
 SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
    In 1996, the Company entered into two sale leaseback transactions with its former sole stockholder aggregating $1,753,000.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               GUITAR CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

  Guitar Center, Inc. ("Guitar Center" or the "Company") operates a chain of retail stores which sell high quality musical instruments primarily guitars, keyboard, percussion and pro-audio equipment. At December 31, 1996, the Company operated 28 stores in major cities throughout the United States with approximately 50% of the stores located in California.

  The financial statements give effect to the reincorporation of the Company from a California to a Delaware corporation on October 11, 1996 and a 2.582-to-1 stock split effectuated on January 15, 1997.

  RECAPITALIZATION

  On June 5, 1996, Guitar Center consummated a series of transactions to effect the recapitalization of the Company (the "Recapitalization"). Members of management purchased 1,291,000 shares of the Company's Common Stock for $0.5 million cash and received 495,000 shares of 8% Junior Preferred Stock in exchange for the cancellation of outstanding options exercisable for Common Stock. The Company's former sole stockholder received 198,000 shares of Junior Preferred Stock in exchange for Common Stock. New investors purchased
1,807,400 shares of Common Stock and 693,000 shares of Junior Preferred Stock for $70.0 million cash, and 800,000 shares of 14% Senior Preferred Stock and Warrants for an aggregate $20 million cash. The Warrants are exchangeable for 190,252 shares of Common Stock and 72,947 shares of Junior Preferred Stock. The Company repurchased shares of Common Stock from the former sole stockholder for $113.1 million cash, and canceled certain options for Common Stock held by management in exchange for $27.9 million cash. For financial statement purposes, the Company recorded a charge to operations in the amount of $69.9 million (net of $7.9 million which the Company had previously accrued) related to the cancellation and exchange of the management stock options.

  In part to fund the Recapitalization transaction and to repay the $35.9 million outstanding under its Old Credit Facility, the Company borrowed $100 million under an increasing rate Bridge Facility. The Bridge Facility was repaid on July 2, 1996 with the proceeds of the Company's 11% Senior Notes due 2006 ("Senior Notes") and cash on hand.

  In connection with the Recapitalization, the Company incurred transaction costs and financing fees of approximately $11.6 million, which consists of $6.9 million of sellers transaction costs and $4.7 million in fees paid to finance the Bridge Facility. These amounts have been charged to transaction expenses and interest expense, net, respectively, in the 1996 statement of operations. In addition, on July 2, 1996, in connection with the sale of the Notes, approximately $3.6 million was paid and capitalized as an other asset and will be amortized over the term of the related debt.

  INVENTORIES

  Inventories, including used merchandise and vintage guitars, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally five years for furniture and fixtures, computer equipment and vehicles, 15 years for buildings and 15 years or the life of the lease, whichever is less, for leasehold improvements. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

  STORE PREOPENING COSTS

  Effective January 1, 1996, the Company elected to capitalize certain preopening costs and amortize the balance over 12 months. Previously, preopening costs were charged to expense as incurred. The change was not material to any previous periods presented.

  ADVERTISING COSTS

  The Company expenses the costs of advertising as incurred. Advertising expense included in the statements of operations for the years ended December 31, 1994, 1995 and 1996, is $4,236,000, $4,128,000 and $5,717,000,
respectively.

  MERCHANDISE ADVANCES

  Merchandise advances represent primarily layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer and outstanding gift certificates which are recorded as a liability until redemption by the customer.

  REVENUE RECOGNITION

  Revenue is recognized at the time of sale, net of a provision for estimated returns.

  INCOME TAXES

  In connection with the Recapitalization, the Company terminated its S Corporation election and converted to a C Corporation for income tax purposes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management determined that a substantial valuation allowance was necessary as of December 31, 1996 due to the increased leverage of the Company on that date and its effect on future taxable income.

  Prior to the Recapitalization, the Company had elected to be taxed as a Subchapter S corporation. This election generally requires the individual stockholder rather than the Company to pay federal income taxes on the Company's earnings.

  California, and certain other states in which the Company does business, impose a minimum tax on Subchapter S corporate income, which is reflected as income taxes on the statements of operations.

  GOODWILL

  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from a business combination and is being amortized on a straight-line basis over 40 years.

  RENT EXPENSE

  The Company leases certain store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

  CONCENTRATION OF CREDIT RISK

  The Company's deposits are with various high quality financial institutions. Customer purchases are transacted using generally cash or credit cards. In certain instances, the Company grants credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $212,000 and $409,000 at December 31, 1995 and 1996, respectively. Credit losses have historically been within management's expectations.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

  For the purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid investments that are both readily convertible into cash and mature within 90 days of their date of purchase to be cash equivalents.

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

  The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

  STOCK OPTION PLANS

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the Company's financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

  The fair value of the Company's short term instrument reflects the fair value based upon current rates available to the Company for similar debt. The fair value of the Company's long term debt instrument is $110 million, based on quoted market prices.

 2.  INVENTORIES

  The major classes of inventories are as follows:

                                                              DECEMBER 31,
                                                       ------------------------
                                                           1995          1996
                                                       ----------    ----------
                                                             (IN THOUSANDS)
 Major goods . . . . . . . . . . . . . . . . . . .      $  19,597     $  32,758
 Associated accessories. . . . . . . . . . . . . .          5,952         9,057
 Vintage guitars . . . . . . . . . . . . . . . . .          2,072         2,569
 Used merchandise. . . . . . . . . . . . . . . . .          1,940         2,439
 General accessories . . . . . . . . . . . . . . .          1,720         2,882
                                                      -----------    ----------
                                                        $  31,281     $  49,705
                                                      -----------    ----------
                                                      -----------    ----------

     Major goods includes the major product lines including stringed merchandise, percussion, keyboards and pro-audio equipment. Associated accessories are comprised of accessories to major goods. General accessories includes other merchandise such as apparel, cables and books.

3.    PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                       ------------------------
                                                           1995          1996
                                                       ----------     ---------
                                                             (IN THOUSANDS)

 Land. . . . . . . . . . . . . . . . . . . . . . .       $  2,881      $  2,283
 Buildings . . . . . . . . . . . . . . . . . . . .          9,075         7,693
 Transportation equipment. . . . . . . . . . . . .            494           467
 Furniture and fixtures. . . . . . . . . . . . . .          5,838         8,161
 Leasehold improvements. . . . . . . . . . . . . .          2,416         6,440
 Construction in progress. . . . . . . . . . . . .          1,201           185
                                                       ----------    ----------
                                                           21,905        25,229
 Less accumulated depreciation . . . . . . . . . .          8,629        10,263
                                                       ----------    ----------
                                                        $  13,276     $  14,966
                                                       ----------    ----------
                                                       ----------    ----------

4.    LONG-TERM DEBT

     In connection with the Recapitalization, the Company borrowed $100 million under increasing rate notes (the "Bridge Facility"). Financing fees of $4.7 million were paid and charged to the statement of operations during June 1996. On July 2, 1996, the Bridge Facility was repaid with the proceeds from the sale of Senior Notes and cash on hand. The Senior Notes are unsecured and pay interest on a semi-annual basis.

     The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at the option of the Company, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. In addition, the Company, may, at its option and subject to certain conditions, redeem up to 33 1/3% of the original aggregate principal amount of Senior Notes, at a redemption price of 110% of the principal amount thereof in connection with an initial public offering of Common Stock. The holders of the Senior Notes have the right to require the Company to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined.

     In June 1996, the Company entered into a $25 million unsecured revolving line of credit. The line expires in June 2001. The revolving line of credit bears interest at various rates based on the prime lending rate (8.25% at December 31, 1996) plus 1.5% or the Eurodollar rate (5.5% at December 31, 1996) plus 3.0%. A fee of 0.375% is assessed on the unused portion of the facility with interest due monthly. At December 31, 1996, the Company had $3.5 million outstanding under the revolving line of credit and $300,000 outstanding on standby letters of credit. The Company had available borrowings under the line of credit of $21.2 million at December 31, 1996.

     Under certain conditions, the line of credit will convert to a secured credit facility. Under the terms of the term loan and revolving line of credit agreements, the Company is subject to various financial and other covenants.
The Company was in compliance with or had appropriate waivers for such covenants at December 31, 1996. In addition, the Senior Notes and line of credit restrict the payment of cash dividends.

5.    LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Company leases its office and several retail store facilities under various operating leases which expire at varying dates through June 2006. Generally, the agreements contain provisions which require the Company to pay for normal repairs and maintenance, property taxes and insurance.

     Through October 17, 1995, the Company leased from its Profit Sharing Plan two properties at a total monthly rental of $19,988. On October 17, 1995, the leases with the Company were cancelled for fees totaling $227,000. One of the properties was then purchased by the Company for $500,000, a price determined by an independent fiduciary. The other property was re-leased by the Company through 2005 from a related party at a monthly rental of $8,250. The

Company leases three additional properties through 2006 from a related party at monthly rentals aggregating $26,200. The total rent expense recorded for related party leases totaled $238,000, $292,000 and $364,000 in 1994, 1995 and 1996, respectively.

     The total minimum rental commitment at December 31, 1996, under operating leases, is as follows:

                                                          AMOUNT
YEAR ENDED DECEMBER 31                                (IN THOUSANDS)
----------------------                                --------------

1997. . . . . . . . . . . . . . . . . . . . . . . .      $ 3,281
1998. . . . . . . . . . . . . . . . . . . . . . . .        3,238
1999. . . . . . . . . . . . . . . . . . . . . . . .        3,161
2000. . . . . . . . . . . . . . . . . . . . . . . .        3,147
2001. . . . . . . . . . . . . . . . . . . . . . . .        3,110
Thereafter. . . . . . . . . . . . . . . . . . . . .       13,950
                                                         -------
                                                         $29,887
                                                         -------
                                                         -------

     The total rental expense included in the statements of operations for the years ended December 31, 1994, 1995 and 1996 is $1,804,000, $1,985,000
and $2,856,000, respectively.

6.   PROFIT SHARING PLAN

     The Company has a Profit Sharing Plan (the "Plan") which covers substantially all employees who meet a minimum employment requirement. The Company's board of directors can elect to contribute up to 15% of the participants' compensation for any plan year, subject to a maximum of $30,000 per participant. During the Plan years ended October 31, 1994, 1995 and 1996, the Company declared total contributions of $1,003,000, $1,272,000 and $654,000, respectively, which is included in accrued liabilities. In addition, $195,000 of assets, included in the Plan, which had been forfeited by terminated employees, was reallocated to participants.

7.   STOCK OPTION PLANS

     1996 PERFORMANCE STOCK OPTION PLAN

     In June 1996, the Company adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provides for the granting of options to purchase units (each unit (a "Unit") consisting of 2.582 shares of Common Stock and 99/100 of a share of Junior Preferred Stock) at an aggregate weighted average exercise price of $100.00 per unit. As of December 31, 1996, the Company had issued options to purchase 60,399 Units under the 1996 Plan. Upon conversion of the Junior Preferred Stock, an option to purchase a Unit will become an option to purchase 9.182 shares of Common Stock at an exercise price of $10.89 per share. The options vest ratably over three years. The 1996 Plan will be frozen upon the consummation of the Offering.

     MANAGEMENT STOCK OPTION AGREEMENTS

     In June 1996, the Company granted options to certain officers to purchase 86,688 Units at an exercise price of $100 per Unit. The options vest in three equal installments commencing 2003, 2004, and 2005 and will terminate upon the certain events. The agreements contain provisions to accelerate the vesting period, including the achievement of a certain targeted "Calculated Corporate Value", as defined.

     1997 EQUITY PARTICIPATION PLAN

     In January of 1997, the Company and its stockholders adopted the 1997 Equity Participation Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to purchase up to 875,000 shares of Common Stock, $.01 par value ("Common Stock"); PROVIDED, HOWEVER, that grants to any one individual may not exceed 150,000 shares of Common Stock in any calendar year. As of December 31, 1996, no options had been granted under the 1997 Plan.

     OTHER OPTION ARRANGEMENTS

     In December 1996, the Company's institutional investors granted options to certain officers and key managers of the Company to purchase 30,188.68 Units held by such investors at a purchase price of $39.75 per Unit. The Company is not a party to this agreement and has not, and will not, incur any obligation in connection with such options. Under generally accepted accounting principles, the Company recorded a charge to the statement of operations in the amount of $1.9 million, with a corresponding increase to additional paid in capital.

     The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0%, volatility 0%, risk free interest rate of 7.00%, and expected life of 10 years. The Company's net loss for the year ended December 31, 1996 would have been increased from $72.4 million to a pro forma loss of $73.2 million.

     Pro forma net loss reflects only options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 to 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.

     At December 31, 1996, all the outstanding stock options had an exercise price of $100 per Unit and a remaining contractual life of 10 years.

     At December 31, 1996, no options were exercisable.

     TERMINATED PLAN

     Prior to the Recapitalization, the Company had granted to certain members of management options to purchase 81,407,400 of common stock of the Company at prices ranging from $.0005 to $0.11 per share. Upon consummation of the Recapitalization, these options were exchanged for cash and securities with management and canceled. For financial statement purposes, the Company recorded a charge of approximately $69.9 million (net of the $7.9 million previously accrued as deferred compensation) in the statement of operations.

8.    INCOME TAXES

     The pro forma unaudited income tax adjustments presented represent income taxes which would have been reported had the Company been subject to Federal and State income taxes as a C Corporation. The historical pro forma provisions for income taxes were as follows:

                                                         1994     1995     1996
                                                        ------   ------   ------
                                                             (IN THOUSANDS)

Historical income taxes. . . . . . . . . . . . . . . .  $  326   $  345   $ 139
Pro forma adjustments (unaudited):
  Federal. . . . . . . . . . . . . . . . . . . . . . .   3,645    5,001      --
  California . . . . . . . . . . . . . . . . . . . . .     507      798    (139)
                                                        ------   ------   ------
    Total pro forma adjustments. . . . . . . . . . . .   4,152    5,799    (139)
                                                        ------   ------   ------
    Total pro forma provision for income taxes . . . .  $4,478   $6,144   $  --
                                                        ------   ------   ------
                                                        ------   ------   ------

     Pro forma income tax expense differs from the statutory tax rate of 35% as applied to earnings before income taxes, as follows:

                                                      1994     1995      1996
                                                     ------   ------   ---------
                                                           (IN THOUSANDS)

Expected income tax expense (benefit). . . . . . .   $3,204   $3,921   $(25,295)
State income taxes, net of federal benefit . . . .      541      743     (3,650)
Non deductible deferred compensation . . . . . . .      441    1,080         --
Non deductible transaction costs . . . . . . . . .       --       --      3,281
Benefit not recorded due to net carryforward
  position . . . . . . . . . . . . . . . . . . . .       --       --     25,379
Other. . . . . . . . . . . . . . . . . . . . . . .      292      400        285
                                                     ------   ------   ---------
                                                     $4,478   $6,144   $     --
                                                     ------   ------   ---------
                                                     ------   ------   ---------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)

Deferred tax assets:
  Federal net operating loss carryforward. . . . . . . . . . . . .    $22,483
  State net operating loss carryforwards . . . . . . . . . . . . .      1,622
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . .        772
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .        648
  Inventory reserves . . . . . . . . . . . . . . . . . . . . . . .        336
                                                                      -------
Total gross deferred tax assets. . . . . . . . . . . . . . . . . .     25,861
                                                                      -------
Deferred tax liabilities
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .        140
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        342
                                                                      -------
Total gross deferred liabilities . . . . . . . . . . . . . . . . .        482
                                                                      -------
Deferred tax assets net of deferred tax liabilities. . . . . . . .     25,379
                                                                      -------
Less valuation allowance . . . . . . . . . . . . . . . . . . . . .     25,379
                                                                      -------
Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . .    $    --
                                                                      -------
                                                                      -------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $64 million prior to the expiration of the net operating loss carry forwards in 2011.

     In connection with the Recapitalization, the Company entered into a tax indemnification agreement with its former sole stockholder pursuant to which the Company has agreed to indemnify such stockholder for any loss, damage, or liability and all expenses incurred, suffered, sustained or required to be paid by such stockholder in the event that certain specified aspects of the Recapitalization are not treated for tax purposes in the manner contemplated by the Recapitalization and related transactions.

9.    OTHER FINANCIAL INFORMATION

      Accrued Expenses

                                                            DECEMBER 31,
                                                          ----------------
                                                           1995      1996
                                                          ----------------
                                                           (IN THOUSANDS)

Wages, salaries and benefits. . . . . . . . . . . . .     $2,218    $2,161
Sales tax payable . . . . . . . . . . . . . . . . . .      1,666     2,011
Profit sharing accrual. . . . . . . . . . . . . . . .      1,272       786
Other . . . . . . . . . . . . . . . . . . . . . . . .      1,905     2,933
                                                          ------    ------
                                                          $7,061    $7,891
                                                          ------    ------
                                                          ------    ------

10.  PREFERRED STOCK

     REDEEMABLE SENIOR PREFERRED STOCK AND WARRANTS

     In connection with the recapitalization, the Company issued 800,000 shares of 14% Senior Preferred Stock ("Senior Preferred Stock") with an initial aggregate liquidation value of $20.0 million.

     Dividends on the Senior Preferred Stock accrue at a rate of 14%. Such dividends are payable quarterly on each of March 15, June 15, September 15 and December 15, beginning June 15, 1996. On or prior to June 15, 2002, dividends shall not be payable in cash to holders, but shall, whether or not declared, accrete to the liquidation value of the Senior Preferred Stock compounded on each dividend payment date. Under certain circumstances the holders can elect to receive additional shares of the Senior Preferred stock in lieu of accreting to the liquidation value.

     OPTIONAL REDEMPTION

     The Company may, at its option, to the extent that funds are legally available for such payment, redeem, prior to June 15, 1999, in whole or in part, shares of Senior Preferred Stock at a redemption price equal to 103% of the liquidation value thereof if such redemption shall occur before June 15, 1997, or 106% of the liquidation value thereof if the redemption occurs on or after June 15, 1997 to and including June 15,1999, without interest, PROVIDED, HOWEVER, that an initial public offering shall have occurred and the aggregate redemption price of the Senior Preferred Stock does not exceed the net proceeds received by the Company in the initial public offering. In January 1997, the Company and holders of all outstanding shares of Senior Preferred Stock entered into an agreement pursuant to which the Company will redeem all outstanding shares of Senior Preferred Stock at 103% of the liquidation value thereof simultaneously with the consummation of the Offering.

     The Senior Preferred Stock is redeemable, on or after June 15,1999, at the option of the company at a price equal to a percentage of the liquidation value as follows:

                                                       PERCENTAGE OF
             YEAR BEGINNING JUNE 15,                 LIQUIDATION VALUE
             -----------------------                 -----------------

1999. . . . . . . . . . . . . . . . . . . . . . .          110%
2000. . . . . . . . . . . . . . . . . . . . . . .          108
2001. . . . . . . . . . . . . . . . . . . . . . .          106
2002. . . . . . . . . . . . . . . . . . . . . . .          104
2003. . . . . . . . . . . . . . . . . . . . . . .          102
2004 and thereafter . . . . . . . . . . . . . . .          100

     The Senior Preferred stock is mandatorily redeemable on June 15, 2008 at a redemption price equal to the aggregate liquidation value plus all accrued and unpaid cash dividends.

     Holders of the Senior Preferred Stock have no voting rights with respect to any matters except as provided by law or as set forth in the Senior Preferred Stock Certificate of Determination. Such Certificate of Determination provides that in the event that (i) dividends on the Senior Preferred Stock are in arrears and unpaid for six consecutive quarterly periods after June 15, 2002; (ii) for any reason (including the reason that funds are not legally available for redemption), the Company shall have failed to discharge any mandatory redemption obligation; or (iii) the Company shall have failed to provide a notice within the time period required by a redemption pursuant to a Change of Control (each of the foregoing, a "Voting Trigger"), the Board will be increased by two directors and the holders of the Senior Preferred Stock, together with the holders of shares of every other series of preferred stock of the Company with like rights to vote for the election of two additional directors, voting as a class, will be entitled to elect two directors to the expanded Board of Directors. Such voting rights will continue until the Company shall have fulfilled its obligations that gave rise to a Voting Trigger.

     The Senior Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution, ranks Senior to Junior Preferred Stock and the Common Stock.

     In connection with the issuance of the Senior Preferred Stock the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants are exchangeable for 73,684 Units (or 190,252 shares of Common Stock and 72,947 shares of Junior Preferred Stock).

     The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The warrants are exercisable at a price of $0.01 per Unit. The Senior Preferred stock will accrete to its redemption value ($20.0 million) using the effective interest method through its mandatory redemption date of June 15, 2008. The carrying amount of the Senior Preferred Stock will be adjusted periodically for both the above noted accretion as well as by amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption features.

     JUNIOR PREFERRED STOCK

     The Company has authorized the issuance of up to 1,500,000 shares of 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock").

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

     The Company may be required to mandatorily redeem all or a portion of the Junior Preferred Stock under certain conditions. Specifically, the company would be required to redeem within 45 days of an initial public offering (IPO) resulting in a market capitalization of more than $500 million, at a redemption price per share equal to 100% of the liquidation value plus all accrued and unpaid cash dividends as follows:

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

     In the event the Company intends to consummate an IPO, the holders of sixty percent (60%) of the outstanding Junior Preferred Stock may require the Company to convert on a PRO RATA basis all or any portion of the outstanding Junior Preferred Stock into shares of Common Stock, such conversion to occur automatically upon the closing of an IPO. In January 1997, the Company and holders of the requisite number of shares of Junior Preferred Stock entered into an agreement pursuant to which each outstanding share of Junior Preferred Stock will be converted into 6.667 shares of Common Stock upon consummation of the Offering.

     Accumulated but unpaid dividends on the Junior and Senior Preferred Stock aggregated $7,951,000 as of December 31, 1996.

11.  SALE-LEASEBACK TRANSACTIONS

     On February 15, 1996, the Company entered into two sale-leaseback transactions with a related party-in-interest. The combined sale amount for the two properties was $1,753,000 resulting in a $3,587 net gain for the Company. The two properties are leased back from the related party-in-interest through 2006 for a combined monthly rental of $16,258.

12.  PRO FORMA DATA (UNAUDITED)

     Prior to June 5, 1996, the Company elected to be treated as an S Corporation for federal and state income tax purposes. Pro forma information has been provided to reflect the estimated statutory provision for income taxes assuming the Company has been taxed as a C corporation. See note 8.

     Pro forma net earnings per share has been computed by dividing pro forma net earnings (loss) by the weighted average number of shares outstanding during the period. The pro forma net earnings (loss) per share gives effect to: (i) the issuance of Common Stock sold in the Offering, the issuance of Common Stock upon the conversion of all outstanding shares of Junior Preferred Stock in connection with the Offering, the issuance of Common Stock upon the exercise of outstanding warrants and common stock equivalents and
(ii) the redemption of Common Stock from certain members of the Company's management upon consummation of the Offering.

13.  OFFERING (UNAUDITED)

     On March 19, 1997, the Company completed an initial public offering (the "Offering") of Common Stock pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.1 million in net cash proceeds (before deducting expenses associated with the Offering). Upon consummation of the Offering, the Company converted 100% of the outstanding shares of Junior Preferred Stock into shares of Common Stock at a ratio of 6.667 shares of Common Stock to each share of Junior Preferred Stock. No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $22.9 million of the net proceeds from the Offering was used to redeem, at a premium of 3%, all of the outstanding shares of Senior
Preferred Stock. As a result, a charge to dividends will be incurred by the Company in the first quarter of 1997 for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus the premium paid on the Senior Preferred Stock. Approximately $9.7 million of the net proceeds from the Offering was used to repay all amounts outstanding under the 1996 Credit Facility. In addition, the Company will use approximately $18.4 million of the net proceeds from the Offering to redeem approximately 1,317,000 shares of Common Stock. Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million of Senior Notes. The Company intends to use approximately $37.9 million of the net proceeds from the Offering to redeem such Senior Notes on April 19, 1997 and to pay all accrued and unpaid interest with respect to the Senior Notes called for redemption.
Accordingly, the Company anticipates that an extraordinary charge to operations will be incurred equal to the premium paid on the Senior Notes called for redemption plus the write-off of one-third of the unamortized deferred financing fees associated with the issuance of such Senior Notes.

     If the Offering had been consummated on January 1, 1996, supplemental earnings per share for the year ended December 31, 1996 would be calculated as follows:

Earnings (loss) per common share per financial statements        $(72,409)
         Reduction of interest assumed repaid                      (4,619)
         Reduction of Junior and Senior Preferred Dividends        (7,951)
                                                                 ---------
Supplemental earnings (loss)                                      (59,839)
                                                                 ---------
                                                                 ---------
Supplemental earnings (loss) per share                           $  (3.08)
                                                                 ---------
                                                                 ---------
Weighted average shares used in calculation                         19,408
                                                                 ---------
                                                                 ---------

                                                                     SCHEDULE II

                               GUITAR CENTER, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


                                                BALANCE AT    ADDITIONS     DEDUCTIONS             BALANCE
                                                BEGINNING     CHARGED TO    FROM                   AT END
                                                OF YEAR       OPERATIONS    ALLOWANCE     OTHER    OF YEAR
                                                ----------    ----------    ----------    -----    -------
December 31, 1996
  Allowance for doubtful receivables               $200            --         $(50)        --       $150
  Allowance for obsolescence & damaged goods       $100          $500           --         --       $600
