Form 10-Q
period 1997-03-31
GUITAR CENTER INC
filed 1997-05-01
CIK 1021113

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ---------------


                        Commission File No. 000-22207

                             GUITAR CENTER, INC.
      -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                   95-4600862
      -----------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer)
      incorporation or organization)             Identification Number)

           5155 CLARETON DRIVE
      AGOURA HILLS, CALIFORNIA                                    91301
      -----------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                    (818)735-8800
      -----------------------------------------------------------------
              Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                               Yes    X        No
                                                    ------          ------

As of April 28, 1997, 19,329,079 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               Guitar Center, Inc.

                                      INDEX


Part I.   Financial Information

          ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Balance Sheets - March 31, 1997 and December 31, 1996 . . . . . . . . . . 2

          Condensed Statements of Operations - Three months ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statement of Stockholders' Equity (Deficit) - March 31, 1997. . . . . . . 4

          Condensed Statements of Cash Flows - Three months ended March 31, 1997 and
          1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . .  6-8

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  9-12

Part II.  Other Information

          Item 1.  Not Applicable

          Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .13

          Item 3.  Not Applicable

          Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .13

          Item 5.  Not Applicable

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .13

                                       1

                             GUITAR CENTER, INC.
                          CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share data)


                                                                  MARCH 31,          DECEMBER 31,
                                                                    1997                 1996
                                                                 ----------         ---------------

ASSETS
Current assets:
   Cash and cash equivalents                                     $   61,038         $       47
   Accounts receivable                                                4,028              4,062
   Merchandise inventories                                           58,047             49,705
   Prepaid expenses and other current assets                          2,781              1,455
                                                                 ----------         ----------
Total current assets                                                125,894             55,269

Property and equipment, net                                          16,062             14,966
Goodwill, net of accumulated amortization                               429                432
Other assets                                                          4,095              4,182
                                                                 ----------         ----------
                                                                 $  146,480         $   74,849
                                                                 ----------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                              $   15,010         $   14,005
   Accrued expenses and other current liabilities                    30,892             10,292
   Line of credit                                                         -              3,536
                                                                 ----------         ----------
Total current liabilities                                            45,902             27,833
Other long-term liabilities                                             737                645
Long term debt                                                      100,000            100,000
Senior preferred stock, aggregate liquidating
   preference of $21,602 at December 31, 1996                             -             15,186
Stockholders' equity (deficit)
     Junior preferred stock; aggregate liquidating
     preference of $144,859 at December 31,
     1996:authorized 5,000,000 shares at March 31,
     1997, none issued and outstanding                                    -            138,610
   Common stock, $0.01 par value, authorized
     55,000,000 shares, issued and outstanding
     18,316,579 at March 31, 1997 and 3,622,804
     at December 31, 1996, respectively                                 183                 36
   Warrants                                                           6,500              6,500
   Additional paid in capital                                       207,004             (6,966)
   Retained earnings (deficit)                                     (213,846)          (206,995)
                                                                 ----------         ----------
Total stockholders' equity (deficit)                                   (159)           (68,815)
                                                                 ----------         ----------

                                                                 $  146,480         $   74,849
                                                                 ----------         ----------
                                                                 ----------         ----------

         See accompanying notes to condensed financial statements.

                             GUITAR CENTER, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                  MARCH 31, 1997              MARCH 31, 1996
                                               --------------------        --------------------

Net sales                                          $  59,809                   $  43,343
Cost of goods sold, buying and occupancy              43,585                      30,561
                                                    --------                    --------
Gross profit                                          16,224                      12,782

Selling, general and administrative                   11,551                       8,895
                                                    --------                    --------
Operating income                                       4,673                       3,887

Interest expense, net                                  2,933                         123
Transaction expenses                                     731                           -
                                                    --------                    --------

Income before income taxes                             1,009                       3,764

Income taxes                                              83                          26
                                                    --------                    --------

Net income                                         $     926                   $   3,738
                                                    --------                    --------
                                                    --------                    --------

Income per share                                   $    0.05                   $    0.18
                                                    --------                    --------
                                                    --------                    --------

Weighted average shares outstanding                   20,420                      20,420
                                                    --------                    --------
                                                    --------                    --------

Pro forma data:
Income before income taxes                         $   1,009                   $   3,764
Pro forma income taxes                                    83                       1,430
                                                    --------                    --------

Pro forma net income                               $     926                   $   2,334

Senior preferred stock dividends                       7,747                           -
                                                    --------                    --------
Pro forma net income (loss) applicable to common
   stockholders                                    $  (6,821)                  $   2,334
                                                    --------                    --------
                                                    --------                    --------

Pro forma net income (loss) per share
   applicable to common stockholders               $   (0.33)                  $    0.11
                                                    --------                    --------

Weighted average shares outstanding                   20,420                      20,420
                                                    --------                    --------
                                                    --------                    --------

          See accompanying notes to condensed financial statements.

                             GUITAR CENTER, INC.
              CONDENSED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)


                                               Junior                                  Additional        Retained
                                             Preferred      Common                      Paid in          Earnings
                                               Stock        Stock       Warrants        Capital          (Deficit)       Total
                                         ------------------------------------------------------------------------------------------

Balance at December 31, 1996                $  138,610     $   36        $  6,500      $  (6,966)      $ (206,995)     $ (68,815)

Sale of equity to management                       307          -               -              3                -            310

Conversion of junior preferred stock          (138,917)        93               -        138,824                -              -

Offering of common stock                             -         67               -         93,547                -         93,614

Repurchase of management common
   stock                                             -        (13)              -       (18,404)                -        (18,417)

Senior preferred stock dividends paid                -          -               -             -            (7,747)        (7,747)

Accretion of senior preferred stock                  -          -               -             -               (30)           (30)

Net income                                           -          -               -             -               926            926

                                         ------------------------------------------------------------------------------------------
Balance at March 31, 1997                   $        -     $  183        $  6,500      $207,004        $ (213,846)     $    (159)
                                         ------------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------------

            See accompanying notes to financial statements.

                             GUITAR CENTER, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)


                                                           THREE MONTHS ENDED MARCH 31,
                                                              1997               1996
                                                         --------------     --------------

OPERATING ACTIVITIES

Net income                                                 $    926            $   3,738
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               674                  475
    Amortization of deferred financing fees                      90                    -
    Changes in operating assets and liabilities:
       Accounts receivable                                       34               (1,276)
       Merchandise inventories                               (8,342)              (4,224)
       Prepaid expenses                                      (1,326)                (326)
       Other assets                                               -                 (367)
       Accounts payable                                       1,005                 (557)
       Accrued expenses and other current liabilities        20,600               (1,634)
       Other long term liabilities                               92                   23
                                                           ----------             --------
Net cash provided by (used in) operating activities          13,753               (4,148)

INVESTING ACTIVITIES
Purchase of property and equipment                           (1,770)              (1,551)
                                                           ----------             --------
Net cash used in investing activities                        (1,770)              (1,551)

FINANCING ACTIVITIES
Net change in revolving debt facility                        (3,536)              11,546
Proceeds from sale of stock to management                       310                    -
Issuance of common stock                                     93,614                    -
Redemption of management common stock                       (18,417)                   -
Redemption of senior preferred stock                        (22,963)                   -
Distributions to stockholder                                      -               (7,148)
                                                           ----------             --------
Net cash provided by (used in) financing activities          49,008                4,398

Net increase (decrease) in cash and cash equivalents         60,991               (1,301)
Cash and cash equivalents at beginning of year                   47                1,338
                                                           ----------             --------

Cash and cash equivalents at end of period                 $ 61,038            $      37
                                                           ----------             --------
                                                           ----------             --------


                 See accompanying notes to financial statements.

                             GUITAR CENTER, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation ("Guitar Center" or the "Company"), as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Initial Public Offering

     On March 19, 1997, the Company completed an initial public offering (the "Offering") of the Company's common stock, $.01 par value ("Common Stock"), pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering.) On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock to each share of Junior Preferred Stock (the
     "Junior Preferred Stock Conversion"). No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Company's 14% Senior Preferred
     Stock, $.01 par value ("Senior Preferred Stock").   As a result, the
     Company incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's existing bank facility (the "1996 Credit Facility"). In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management (the "Management Tax Redemption"). Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of 11% Senior Notes due 2006 (the "Senior Notes"). On April 19, 1997, Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes (the "Senior Note Redemption"), including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, the Company anticipates that an extraordinary charge to operations will be incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees. The balance of the net proceeds was retained for general corporate purposes, which has included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

3.   Pro Forma Tax Data

     Prior to June 5, 1996, the Company elected to be treated as an S corporation for federal and state income tax purposes. Pro forma information has been provided to reflect the estimated statutory provision for income taxes assuming the Company had been taxed as a C corporation for all periods presented.

4.   Pro Forma Net Income (Loss) Per Share

     Pro Forma Net Income (Loss) Per Share has been computed by dividing pro forma net income (loss) by the weighted average number of shares outstanding during the period. The pro forma net income (loss) per share gives effect to: (i) the issuance of Common Stock sold in the Offering, including the underwriters' over-allotment option; (ii) the issuance of Common Stock upon the conversion of all outstanding shares of Junior Preferred Stock in connection with the Offering; (iii) the assumed issuance of Common Stock upon the exercise of all outstanding warrants and common stock equivalents; and (iv) the Management Tax Redemption.


5.   Adjusted Income Per Share

     If the Offering, including the exercise of the underwriters' over-allotment option, had been consummated on January 1, 1997, adjusted income per share for the quarter ended March 31, 1997 would be as follows (in thousands, except per share amounts):


     Income (loss) per common stockholders per financial statements  $  (6,821)
         Reduction of interest on debt assumed repaid, net of tax       (1,037)
         Reduction of Senior Preferred Stock Dividends                  (7,747)
                                                                     ----------

     Adjusted net income                                             $   1,963
                                                                    ----------
                                                                    ----------

     Adjusted net income per share                                   $    0.10
                                                                    ----------
                                                                    ----------

     Weighted average shares used in calculation                        20,420
                                                                    ----------
                                                                    ----------

     The adjusted income per share presentation set forth above gives effect to the capitalization changes related to the Company's Offering and the application of the proceeds therefrom. This data does not attempt to give effect to any other pro forma adjustments, including (i) non-recurring transaction expenses of $0.7 million (or $0.04 per share) related to payroll taxes incurred as a result of the Junior Preferred Stock Conversion or (ii) any pro forma adjustments related to the reduction in the compensation of the Company's former Chairman of the Board subsequent to the Company's recapitalization or any other similar changes in selling, general and administrative expenses or (iii) any pro forma income taxes at the effective rate of 38%. The foregoing data is presented solely to facilitate further analysis of the Company based upon the assumptions indicated above. Such data is not necessarily indicative of the Company's results of operations had the Offering occurred in the earlier period nor the results expected in the future.

6.   Subsequent Events

     On April 16, 1997, the Company acquired Rhythm City, Inc. ("Rhythm
     City"), the operator of two musical retail stores in the Atlanta, Georgia market. Purchase consideration consisted of cash of $10.3 million, subject to adjustment based on the actual level of working capital on such date and other matters. The purchase price included the acquisition of the building and improvements of the flagship Rhythm City store in Atlanta. All of the debt and other liabilities of Rhythm City were either repaid or assumed by the sellers prior to closing. This acquisition was not considered material under the "Significant Subsidiary" rules of the Rules and Regulations of the Securities and Exchange Commission.

     In addition, as noted above, during April 1997 the Company (i) issued an additional 1,012,500 shares of Common Stock upon exercise in full of the underwriters' over-allotment option and (ii) completed the redemption of $33.3 million principal amount of Senior Notes.

7.   Impact of Recently Issued Pronouncements

     The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per share" ("FAS 128"), issued in March 1997 and effective for fiscal years ending after December 15, 1997. The
     Company will adopt FAS 128 in 1997. FAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of

     "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     Guitar Center operated 31 stores in 17 major markets as of March 31, 1997. From 1992 to 1996, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 25.6% and 43.0%, respectively, principally due to comparable store sales growth averaging 14.8% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

     The Company opened seven stores in 1996 and, as of March 31, 1997, the Company had opened three additional stores in 1997. In April 1997, the Company purchased two additional stores and presently expects to open an additional three stores during the remainder of 1997. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that its will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

     The following table sets forth certain historical income statement data as a percentage of net sales:


                                                 Three Months Ended
                                                      March 31,
                                                1997            1996
                                              --------        --------

Net sales                                      100.0%          100.0%
Gross profit                                    27.1            29.5
Selling, general, and administrative
   expenses
                                                19.3            20.5

                                              --------        --------
Operating income                                 7.8             9.0
Interest expense, net                            4.9             0.3
Transaction expenses                             1.2               -

                                              --------        --------
Income before income taxes                       1.7             8.7
Income taxes                                     0.1               -

                                              --------        --------
Net income                                       1.6%            8.7%
                                              --------        --------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

     Net sales of the Company increased to $59.8 million for the three months ended March 31, 1997, from $43.3 million for the comparable prior period, a 38.0% increase. This growth was attributable to an increase of 13.6% in comparable store net sales which contributed $5.1 million, or 33.8% of the total increase. New store net sales of $11.4 million accounted for the balance of the increase in net store sales.

     Gross profit dollars for the three months ended March 31, 1997 compared to 1996 increased 26.9% to $16.2 million from $12.8 million. Gross profit as a percentage of net sales for the three months ended March 31, 1997 compared to 1996 decreased to 27.1% from 29.5% in the quarter ended March 31, 1996. Gross margin for the immediately preceding quarter ended December 31, 1996 (which included the Christmas selling season) was 28.0%. The decrease in gross profit percentage reflects the impact in the first quarter of 1997 of operating 10 new stores (out of the total store base of 31 stores), which typically experience lower gross profit margins than existing stores. Comparatively, the first quarter of 1996 included the results of 2 new stores (out of the total store base of 23 stores). In addition, the gross profit percentage was reduced by the effects of an increase in the mix of sales of pro audio and recording products, which historically produce lower margins than guitars, amplifiers and percussion equipment.

     Selling, general and administrative expenses for the three months ended March 31, 1997 compared to 1996 increased 29.9% to $11.6 million from $8.9 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the retail level due to an increase in the number of stores in 1997 as compared to 1996. The increase was partially offset by a reduction in administrative expense of approximately $225,000 related to the compensation of the Company's former Chairman, who is now a consultant to the Company. As a percentage of net sales, selling, general and administrative expenses decreased to 19.3% from 20.5%. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

     Operating income for the three months ended March 31, 1997 was $4.7 million compared to operating income of $3.9 million for the same three months of 1996, an increase of 20.2%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income for the three months ended March 31, 1997 was 7.8% compared to 9.0% in 1996. The decrease is principally related to the decreased margins experienced in the first quarter of 1997.

     Interest expense, net for the three months ended March 31, 1997 increased to $2.9 million from $0.1 million in the same period of 1996. The increase is principally the result of interest incurred on the Senior Notes. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

     Non-recurring transaction expenses of $0.7 million relate to payroll taxes in connection with the closing of the Offering incurred as a result of management's conversion of their Junior Preferred Stock to Common Stock.

     Net income for the three months ended March 31, 1997 decreased to $0.9 million from $3.7 million for the same period in 1996, principally as a result of interest expense on the Senior Notes and the transaction expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On March 19, 1997, the Company completed an initial public offering (the "Offering") pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering.) On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's Junior Preferred
Stock was automatically converted into shares of Common Stock at a ratio of
6.667 shares of Common Stock to each
share of Junior Preferred Stock. No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of Senior Preferred Stock. As a result, the Company incurred a charge to dividends in the three months ended March 31, 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's 1996 Credit Facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management in the Management Tax Redemption. Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of Senior
Notes. On April 19, 1997, Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes, including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, the Company anticipates that an extraordinary charge to operations will be incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees. The balance of the net proceeds was retained for general corporate purposes, including the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior the their final maturity in 2006. The Company currently has no borrowings outstanding under its 1996 Credit Facility. The agreement underlying the 1996 Credit Facility expires June 1, 2001 and includes certain restrictive covenants, which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to such requirements as of March 31, 1997. The Company may borrow up to $25 million under the 1996 Credit Facility, as in place on the date of this Report. The Company is currently negotiating a secured successor new bank facility to replace the 1996 Credit Facility, although no agreement has been reached as of the date of this Report. If and when the Company enters into such successor facility, it may permit borrowings in excess of the $25 million of borrowings permitted under the 1996 Credit Facility.

     For the three months ended March 31, 1997, cash provided by operating activities was $13.8 million. Capital expenditures totaled $1.8 million, relating principally to the opening of new stores and relocation of an existing store. Cash provided by financing activities totaled $49.0 million, which consisted principally of proceeds from the Offering of $93.6 million, net of the redemption of the Senior Preferred Stock of $23.0 million, redemption of $18.4 million of Common Stock in the Management Tax Redemption, and $3.5 million to repay the 1996 Credit Facility.

     The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended March 31, 1997, the Company opened three new stores. Each new store typically has required approximately $1.5 million for gross inventory. Historically, the Company's cost of capital improvements for an average new store has been approximately $450,000, consisting of leasehold improvements, fixtures and equipment. Pre-opening costs for new stores have averaged approximately $110,000 per new store, the majority of which are expensed and remaining portion of which are capitalized and amortized over a twelve-month period. Nominal pre-opening costs are incurred for the stores that are relocated.

     The Company also believes that there may be attractive opportunities to expand by selectively acquiring existing music products retailers. For example, as discussed above, in April 1997 the Company acquired a music products retailer operating two stores in the Atlanta, Georgia market. Purchase consideration consisted of cash of $10.3 million, subject to adjustment based on the actual level of working capital on such date and other matters. The purchase price included in the acquisition of the building and improvements of the flagship Rhythm City store in Atlanta. All of the debt and other liabilities of Rhythm City were either repaid or assumed by the sellers prior to closing. The Company, in the ordinary course of its business, regularly evaluates and enters into negotiations relating to potential acquisition candidates in new and existing market areas. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination thereof. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate additional acquisitions or successfully integrate any such acquired companies into its operations.

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next twelve months including its present plans for expansion. The Company's capital resources and liquidity are expected to be provided by the Company's net cash flow from operations, funds retained from the net proceeds of the Offering and borrowings under the 1996 Credit Facility, or a replacement facility (if implemented). Depending upon market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

SEASONALITY

     The Company's results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

INFLATION

     The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per share" ("FAS 128"), issued in March 1997 and effective for fiscal years ending after December 15, 1997. The Company will adopt FAS 128 in 1997. FAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

     This Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, change in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. These matters and other business risks to which the Company is subject are discussed in the Company's periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of such risks in greater detail is contained under the caption "Item 1., Business - Business Risks" on pages 11 through 13 of the Company's 1996 Annual Report on Form 10-K.

Part II.  OTHER INFORMATION

     ITEM 2    CHANGES IN SECURITIES.

          Pursuant to an agreement effective December 31, 1996, certain employees of the Company purchased 3,100 Units (or 28,464 shares of Common Stock, after giving effect to the Junior Preferred Stock Conversion described in Note 2 to Notes to Condensed Financial Statements) for an aggregate purchase price of $310,000 pursuant to a Supplemental Employee Stock Purchase Plan of the Company. Such purchases were consummated in February 1997. Such transactions were exempt by virtue of Section 4(2) of, and Rules 505 and 506 under, the Securities Act of 1933, as amended.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          By written consent dated as of January 24, 1997 (the "Stockholders Consent"), holders of 97.9% of the Company's then-outstanding Common Stock, holders of 97.9% of the Company's then-outstanding Junior Preferred Stock and holders of 100% of the Company's then-outstanding 14% Senior Preferred Stock approved the following: (i) the adoption of certain amendments to the Company's Certificate of Incorporation, which amendments among other things permitted the Junior Preferred Stock Conversion and the Senior Note Redemption (see Note 2 to Notes to Condensed Financial Statements); (ii) the adoption of a Restated Certificate of Incorporation to be effective following the Offering; (iii) the adoption of Restated Bylaws to be effective following the Offering; (iv) the adoption of an amendment to the Company's Amended and Restated 1996 Performance Stock Option Plan (the "1996 Plan"); (v) the adoption of the 1997 Equity Performance Plan (the "1997 Plan"); (vi) the form of indemnification agreement with the Company's officers and directors; (vii) the waiver of certain holders' rights to register such holders' securities in connection with the Offering; and
     (viii) the issuance of Units pursuant to the Supplemental Employee Stock Purchase Plan, as described in "Item 2. Changes in Securities." The requisite notice pursuant to Section 228(d) of the General Corporation Law of the State of Delaware was provided to non-consenting stockholders. The Stockholders Consent and the Company's Restated Certificate of Incorporation, Restated Bylaws, 1996 Plan, as amended, 1997 Plan, form of indemnification agreement and Supplemental Employee Stock Purchase Plan approved pursuant to such Stockholders Consent have been previously filed with the Securities and Exchange Commission as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)      Exhibits.
                        Exhibit 11.  Computation of Income (Loss) Per Share.
                        Exhibit 27.  Financial Data Schedule.

               (b)      Reports on Form 8-K.  None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of April, 1997.

                                   Guitar Center, Inc.

                                   /s/  Bruce L. Ross

                                   Bruce L. Ross, Vice President,
                                   Chief Financial Officer and Secretary

                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
 11              Computation of Income (Loss) Per Share
 27              Financial Data Schedule