Form 10-Q
period 1997-06-30
GUITAR CENTER INC
filed 1997-08-01
CIK 1021113

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                     -----------------      ------------------

                            Commission File No. 000-22207

                                  GUITAR CENTER, INC.
     -------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

     DELAWARE                                            95-4600862
     -------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)

           5155 CLARETON DRIVE
     AGOURA HILLS, CALIFORNIA                                            91301
     -------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

                                      (818) 735-8800
     -------------------------------------------------------------------------
                  Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X     No
                                                    ---       ---

As of July 29, 1997, 19,329,079 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               GUITAR CENTER, INC.

                                      INDEX




Part I.  Financial Information


         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996 ............      2

         Condensed Consolidated Statements of Operations - Three months ended June 30, 1997
         and 1996 ...............................................................................      3

         Condensed Consolidated Statements of Operations - Six months ended June 30, 1997
         and 1996 ...............................................................................      4

         Condensed Consolidated Statement of Stockholders' Equity (Deficit) - June 30, 1997 .....      5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1997
         and 1996 ...............................................................................      6

         Notes to Condensed Financial Statements ................................................    7-9

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS .......................................................   10-14

Part II.  Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K .............................................      15

                                      1

                             GUITAR CENTER, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                             JUNE 30,      DECEMBER 31,
                                                               1997            1996
                                                            ----------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $  3,105       $       47
 Accounts receivable                                            4,653            4,062
 Merchandise inventories                                       71,098           49,705
 Prepaid expenses and other current assets                      3,324            1,455
                                                             --------       ----------
Total current assets                                           82,180           55,269

Property and equipment, net                                    19,519           14,966
Goodwill, net of accumulated amortization                       3,903              432
Other assets                                                    3,209            4,182
                                                            ---------       ----------
                                                            $ 108,811       $   74,849
                                                            ---------       ----------
                                                            ---------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                           $  16,678       $   14,005
 Accrued expenses and other current liabilities                11,300           10,292
 Line of credit                                                     -            3,536
                                                            ---------       ----------
Total current liabilities                                      27,978           27,833
Long term debt                                                 66,667          100,000
Other long-term liabilities                                       839              645
Senior preferred stock, aggregate liquidating
 preference of $21,602 at December 31, 1996                         -           15,186
Stockholders' equity (deficit)
 Junior preferred stock; aggregate liquidating
   preference of $144,859 at December 31,
   1996:authorized 5,000,000 shares at June 30,
   1997, none issued and outstanding                                -          138,610
 Common stock, $0.01 par value, authorized
   55,000,000 shares, issued and outstanding
   19,329,079 at June 30, 1997 and 3,622,804
   at December 31, 1996, respectively                             193              36
 Warrants                                                       6,500           6,500
 Additional paid in capital                                   221,011          (6,966)
 Retained earnings (deficit)                                 (214,377)       (206,995)
                                                            ---------       ---------
Total stockholders' equity (deficit)                           13,327         (68,815)
                                                            ---------       ---------

                                                            $ 108,811       $  74,849
                                                            ---------       ---------
                                                            ---------       ---------

                See accompanying notes to condensed financial statements.

                                 GUITAR CENTER, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)


                                                                  THREE MONTHS ENDED
                                                            JUNE 30, 1997    JUNE 30, 1996
                                                            -------------    -------------
Net sales                                                     $  69,627        $  47,705
Cost of goods sold, buying and occupancy                         50,617           34,688
                                                               --------         --------
Gross profit                                                     19,010           13,017

Selling, general and administrative                              13,580            9,423
Deferred compensation expense                                         -           69,892
                                                               --------         --------
Operating income (loss)                                           5,430          (66,298)

Interest expense, net                                             2,127            5,923
Gain on sale of asset                                              (535)               -
Transaction expenses                                                  -            6,176
                                                               --------         --------

Income (loss) before income taxes and
 extraordinary loss                                               3,838          (78,397)

Income taxes                                                      1,630              105
                                                               --------         --------
Income (loss) before extraordinary loss                           2,208          (78,502)
Extraordinary loss on early extinguishment of debt,
 net of tax of $1,679                                            (2,739)               -
                                                               --------         --------

Net income (loss)                                             $   (531)        $ (78,502)
                                                               --------         --------
                                                               --------         --------
Income (loss) per share                                       $   (0.03)       $   (3.84)
                                                               --------         --------
                                                               --------         --------

Weighted average shares outstanding                              19,329           20,420
                                                               --------         --------
                                                               --------         --------

Pro forma data:
Income (loss) before income taxes                             $    (580)       $ (78,397)
Pro forma income tax (benefit)                                      (49)          (1,430)
                                                               --------         --------

Pro forma net income (loss)                                   $    (531)       $ (76,967)

Senior preferred stock dividends                                      -             (962)
                                                               --------         --------
Pro forma net income (loss) applicable to common
  Stockholders                                                $    (531)       $ (77,929)
                                                               --------         --------
                                                               --------         --------

Pro forma net income (loss) per share
  applicable to common stockholders                           $   (0.03)       $   (3.82)
                                                               --------         --------
                                                               --------         --------
Weighted average shares outstanding                              19,329           20,420
                                                               --------         --------
                                                               --------         --------

                See accompanying notes to condensed financial statements.

                                 GUITAR CENTER, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)


                                                                   SIX MONTHS ENDED
                                                            JUNE 30, 1997    JUNE 30, 1996
                                                            -------------    -------------
Net sales                                                   $    129,436      $    91,048
Cost of goods sold, buying and occupancy                          94,202           65,249
                                                             -----------       ----------
Gross profit                                                      35,234           25,799

Selling, general and administrative                               25,131           18,318
Deferred compensation expense                                          -           69,892
                                                             -----------        ---------
Operating income (loss)                                           10,103          (62,411)

Interest expense, net                                              5,060            6,046
Gain on sale of asset                                               (535)               -
Transaction expenses                                                 731            6,176
                                                             -----------        ---------

Income (loss) before income taxes and
   extraordinary loss                                              4,847          (74,633)

Income taxes                                                       1,713              131
Income (loss) before extraordinary loss                            3,134          (74,764)
Extraordinary loss on early extinguishment of debt,
   net of tax of $1,679                                           (2,739)               -
                                                             -----------        ---------

Net income (loss)                                           $        395     $    (74,764)
                                                             -----------      -----------
                                                             -----------      -----------

Income (loss) per share                                     $       0.02     $      (3.66)
                                                             -----------      -----------
                                                             -----------      -----------

Weighted average shares outstanding                               20,456           20,420
                                                             -----------      -----------
                                                             -----------      -----------

Pro forma data:
Income (loss) before income taxes                           $        429     $    (74,633)
Pro forma income taxes                                                34                -
                                                             -----------      -----------

Pro forma net income (loss)                                 $        395     $    (74,633)

Senior preferred stock dividends                                   7,747             (962)
                                                             -----------      -----------
Pro forma net income (loss) applicable to common
 Stockholders                                               $     (7,352)    $    (75,595)
                                                             -----------      -----------
                                                             -----------      -----------

Pro forma net income (loss) per share
 Applicable to common stockholders                          $      (0.38)    $      (3.70)
                                                             -----------      -----------
                                                             -----------      -----------

Weighted average shares outstanding                               19,329           20,420
                                                             -----------      -----------
                                                             -----------      -----------

                See accompanying notes to condensed financial statements.

                                    GUITAR CENTER, INC.
                     CONDENSED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Dollars in thousands)


                                       Junior                          Additional    Retained
                                     Preferred      Common              Paid in      Earnings
                                       Stock        Stock    Warrants    Capital     (Deficit)      Total
                                     ----------------------------------------------------------------------
Balance at December 31, 1996         $  138,610   $    36   $  6,500  $  (6,966)   $ (206,995)   $ (68,815)

Sale of equity to management                307         -          -          3             -          310

Conversion of junior preferred stock   (138,917)       93          -    138,824             -            -

Offering of common stock                      -        77          -    107,554             -      107,631

Repurchase of management common
 stock                                        -       (13)         -    (18,404)            -      (18,417)

Senior preferred stock dividends paid         -         -          -          -        (7,747)      (7,747)

Accretion of senior preferred stock           -         -          -          -           (30)         (30)

Net income                                    -         -          -          -           395          395
                                     ---------------------------------------------------------------------
Balance at June 30, 1997             $        -   $   193   $  6,500  $ 221,011    $ (214,377)   $  13,327
                                     ---------------------------------------------------------------------
                                     ---------------------------------------------------------------------

                             See accompanying notes to financial statements.

                                        GUITAR CENTER, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      1997             1996
                                                                 -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                 $       395      $  (74,764)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                        1,399           1,014
   Deferred compensation  - repurchase of options                           -          49,500
   Amortization and write-off of deferred financing fees                1,242               -
   Gain on sale of property                                              (535)              -
   Changes in operating assets and liabilities, net of effects from purchase of Rhythm City, Inc.:
    Accounts receivable                                                  (591)         (1,127)
    Merchandise inventories                                           (15,093)         (8,317)
    Prepaid expenses                                                   (1,869)           (560)
    Other assets                                                         (241)           (190)
    Accounts payable                                                    2,673          (3,483)
    Accrued expenses and other current liabilities                        208          (8,831)
    Other long term liabilities                                           194             217
                                                                   -----------       ---------
Net cash provided by (used in) operating activities                   (12,218)        (46,541)

INVESTING ACTIVITIES
Proceeds from sale of property                                            893               -
Purchase of property and equipment                                     (5,009)         (3,523)
Payment for purchase of Rhythm City, Inc., net of cash
 acquired                                                             (10,300)              -
                                                                   -----------       ---------
Net cash used in investing activities                                 (14,416)         (3,523)

FINANCING ACTIVITIES
Net change in revolving debt facility                                  (3,536)          5,421
Redemption of senior notes                                            (33,333)              -
Proceeds from sale of stock to management                                 310               -
Proceeds from issuance of long-term debt                                    -         100,000
Proceeds from initial public offering                                 107,631               -
Distribution of prior stockholder interests                                 -        (113,102)
Issuance of common stock                                                    -           1,200
Issuance of junior preferred stock                                          -          69,300
Issuance of senior preferred stock                                          -          13,500
Issuance of warrants                                                        -           6,500
Redemption of management common stock                                 (18,417)              -
Redemption of senior preferred stock                                  (22,963)              -
Distributions to stockholder                                                -         (28,057)
                                                                   -----------       ---------
Net cash provided by financing activities                              29,692          54,762

Net increase (decrease) in cash and cash equivalents                    3,058          (4,698)
Cash and cash equivalents at beginning of year                             47           1,796
                                                                   ----------        ---------

Cash and cash equivalents at end of period                        $     3,105      $    6,494
                                                                   -----------       ---------
                                                                   -----------       ---------

                         See accompanying notes to financial statements.

                             GUITAR CENTER, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     General

       In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, and its subsidiary ("Guitar Center" or the "Company"), as of June 30, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

       The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.     Initial Public Offering

       On March 19, 1997, the Company completed an initial public offering
       (the "Offering") of the Company's common stock, $.01 par value
       ("Common Stock"), pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering.) On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of
       Junior Preferred Stock (the "Junior Preferred Stock Conversion"). No accrued and unpaid dividends were paid on any shares of Junior
       Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Company's 14% Senior Preferred Stock, $.01 par
       value ("Senior Preferred Stock").   As a result, the Company incurred a
       charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's existing bank facility (the "1996 Credit Facility"). In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management (the "Management Tax Redemption"). The balance of the net proceeds was retained for general corporate purposes, which has included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

       Redemption of Debt

       Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of 11% Senior Notes due 2006 (the "Senior Notes"). On April 19, 1997, Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes (the "Senior Note Redemption"), including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees.

3.     Income Taxes

       Prior to June 5, 1996, the Company elected to be treated as an S corporation for federal and state income tax purposes. Pro forma information has been provided to reflect the estimated statutory provision for income taxes assuming the Company had been taxed as a C corporation in 1996.

       As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $64.2 million, which will expire if unused in 2011. As of June 30, 1997, the Company had fully reserved the related deferred tax asset of $22.5 million.


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

5.     Adjusted Income Per Share

       If the Offering, including the exercise of the underwriters' over-allotment option, had been consummated on January 1, 1997, adjusted income per share for the six months ended June 30, 1997 would be as follows (in thousands, except per share amounts):

       Income (loss) to common stockholders per financial
       statements                                                 $   (7,352)

       Reduction of interest on debt assumed repaid, net of tax       (3,399)
       Reduction of Senior Preferred Stock Dividends                  (7,747)
                                                                    ---------
       Adjusted net income                                        $    3,794
                                                                    ---------
                                                                    ---------

       Adjusted net income per share                              $     0.19
                                                                    ---------
                                                                    ---------

       Weighted average shares used in calculation                    20,456
                                                                    ---------
                                                                    ---------

       The adjusted income per share presentation set forth above gives effect to the capitalization changes related to the Company's Offering and the application of the proceeds therefrom. This data does not attempt to give effect to any other pro forma adjustments, including (i) non-recurring transaction expenses of $0.7 million (or $0.04 per share) related to payroll taxes incurred as a result of the Junior Preferred Stock Conversion; (ii) any pro forma adjustments related to the reduction in the compensation of the Company's former Chairman of the Board subsequent to the Company's recapitalization on June 5, 1996 or any other similar changes in selling, general and administrative expenses; or (iii) any pro forma income taxes at an estimated effective rate of 38%. The foregoing data is presented solely to facilitate further analysis of the Company based upon the assumptions indicated above. Such data is not necessarily indicative of the Company's results of operations had the Offering occurred in the earlier period nor the results expected in the future.

6.     Acquisition

       On April 16, 1997, the Company acquired Rhythm City, Inc. ("Rhythm City"), the operator of two musical instrument retail stores in the Atlanta, Georgia market. Purchase consideration consisted of cash of $10.3 million, subject to adjustment based on the actual level of working capital on such date and other matters. The Company accounted for the acquisition using the purchase method and will amortize the resulting goodwill over twenty years. The purchase price included the acquisition of the building and improvements of the flagship Rhythm City store in Atlanta. All of the debt and other liabilities of Rhythm City were either repaid or assumed by the sellers prior to closing.

7.     Impact of Recently Issued Pronouncements

       The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per share" ("FAS 128"), issued in March 1997 and effective for fiscal years ending after December 15, 1997. The Company will adopt FAS 128 in 1997. FAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of FAS 128 will not have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Guitar Center operated 35 stores in 19 major markets as of June 30, 1997. From 1992 to 1996, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 25.6% and 43.0%, respectively, principally due to comparable store sales growth averaging 14.8% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

       The Company opened seven stores in 1996 and, as of June 30, 1997, the Company had opened five new stores in 1997. In April 1997, the Company purchased two additional stores and presently expects to open one additional store during the remainder of 1997. In preparation for these new stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that its will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

       The following table sets forth certain historical income statement data as a percentage of net sales:


                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                 1997         1996       1997       1996
                                                --------     -------    -------    -------
Net sales                                        100.0%       100.0%     100.0%     100.0%
Gross profit                                      27.3         27.3       27.2       28.3
Selling, general, and administrative
 expenses                                         19.5         19.8       19.4       20.1
                                                --------     -------     ------    -------
Operating income before deferred
 compensation expense                              7.8          7.5        7.8        8.2
Deferred compensation expense                        -        146.5          -       76.8
                                                --------     -------     ------    -------
Operating income (loss)                            7.8       (139.0)       7.8      (68.6)
Interest expense, net                              3.0         12.4        3.9        6.6
Gain on sale of asset                             (0.7)           -       (0.4)         -
Transaction expenses and other                       -         12.9        0.6        6.8
                                                --------     -------     ------    -------
Income (loss) before income taxes and
 extraordinary item                                5.5       (164.3)       3.7      (82.0)
Income taxes                                       2.3          0.2        1.3        0.1

                                                --------     -------     ------    -------
Net income (loss) before extraordinary
 item                                              3.2%      (164.5)%      2.4%     (82.1)%
                                                --------     -------     ------    -------


RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

      Net sales of the Company increased to $69.6 million for the three months ended June 30, 1997, from $47.7 million for the comparable prior period, a 46.0% increase. This growth was attributable to an increase of 12.5% in comparable store net sales which contributed $5.9 million, or 26.9%, of the total increase. New store net sales accounted for the balance of the increase in net store sales.

      Gross profit dollars for the three months ended June 30, 1997 compared to 1996 increased 46.0% to $19.0 million from $13.0 million. Gross profit as a percentage of net sales for the three months ended June 30, 1997 and 1996 was 27.3% in each period.

      Selling, general and administrative expenses for the three months ended June 30, 1997 compared to 1996 increased 44.1% to $13.6 million from $9.4 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1997 as compared to 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 19.5% from 19.8%. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

     Operating income before deferred compensation expense for the three months ended June 30, 1997 was $5.4 million compared to operating income of $3.6 million for the same three months of 1996, an increase of 51.1%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income before deferred compensation expense for the three months ended June 30, 1997 was 7.8% compared to 7.5% in 1996. The increase is principally related to the leveraging of fixed expenses.

     Deferred compensation expense of $69.9 million for the three months ended June 30, 1996 resulted from the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program. These expenses were non-recurring and the deferred compensation plan has been terminated.

     Interest expense, net for the three months ended June 30, 1997 decreased to $2.1 million from $5.9 million in the same period of 1996. The interest expense for the second quarter of 1997 consisted of interest on the Company's Senior Notes. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes. For the comparable period of 1996, interest included financing costs of $4.7 million and $0.9 million of interest related to a bridge loan facility which was repaid in full in 1996.

     In the second quarter of 1997 an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred equal to the premium paid on the Senior Notes plus the write-off of one-third of the unamortized deferred financing fees.

     Net loss for the three months ended June 30, 1997 decreased to $(0.5) million from $(78.5) million for the same period in 1996, principally as a result of the effect of the deferred compensation expense as discussed above.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
     1996

     Net sales of the Company increased to $129.4 million for the six months ended June 30, 1997, from $91.0 million for the comparable prior period, a 42.2% increase. This growth was attributable to an increase of 13.0% in comparable store net sales which contributed $11.7 million, or 30.4% of the total increase. New store net sales accounted for the balance of the increase in net store sales.

     Gross profit dollars for the six months ended June 30, 1997 compared to 1996 increased 36.6% to $35.2 million from $25.8 million. Gross profit as a percentage of net sales for six months ended June 30, 1997 compared to 1996 decreased to 27.2% from 28.3% in the six months ended June 30, 1996. The decrease in gross profit percentage occurred during the first quarter of 1997 and principally resulted from the effects of 10 stores open less than 13 full months. New stores typically experience lower gross profit margins than existing stores. In addition, there was an increase in the mix of sales of pro audio and recording products, which historically produce lower margins than guitars, amplifiers and percussion equipment.

     Selling, general and administrative expenses for the six months ended June 30, 1997 compared to 1996 increased 37.2% to $25.1 million from $18.3 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1997 as compared to 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 19.4% from 20.1%. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

     Operating income before deferred compensation expense for the six months ended June 30, 1997 was $10.1 million compared to operating income of $7.5 million for the same six months of 1996, an increase of 35.0%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income before deferred compensation expense for the six months ended June 30, 1997 was 7.8% compared to 8.2% in 1996. The decrease is principally related to the decrease in gross profit experienced in the first quarter of 1997, partially offset by the leveraging of fixed expenses.

     Deferred compensation expense of $69.9 million for the three months ended June 30, 1996 resulted from the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program. These expenses were non-recurring and the deferred compensation plan has been terminated.

     Interest expense, net for the six months ended June 30, 1997 decreased to $5.1 million from $6.0 million in the same period of 1996. The interest expense for the six months ended June 30, 1997 consisted principally of interest on the Company's Senior Notes. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes. For the comparable period of 1996, interest included financing costs of $4.7 million and $0.9 million of interest related to a bridge loan facility which was repaid in full in 1996.

     Non-recurring transaction expenses of $0.7 million relate to payroll taxes in connection with the closing of the Offering and were incurred as a result of management's conversion of their Junior Preferred Stock into shares of Common Stock.

     In the second quarter of 1997 an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred equal to the premium paid on the Senior Notes plus the write-off of one-third of the unamortized deferred financing fees.

     Net income (loss) for the six months ended June 30, 1997 increased to $0.4 million from a loss of $(74.8) million for the same period in 1996, principally as a result of the effect of the deferred compensation expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On March 19, 1997, the Company completed the Offering pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering.) On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's Junior Preferred Stock were automatically converted into shares of Common Stock at a ratio of
6.667 shares of Common Stock for each share of Junior Preferred Stock. No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of
Senior Preferred Stock.   As a result, the Company incurred a charge to
dividends in the six months ended June 30, 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's 1996 Credit Facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management in the Management Tax Redemption. Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of Senior Notes. On April 19, 1997, Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes, including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption.
Accordingly, an extraordinary charge to the Company's results of operations was recognized in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees. The balance of the net proceeds was retained for general corporate purposes, which has included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior their final maturity in 2006. The Company currently has no borrowings outstanding under its 1996 Credit Facility. The agreement underlying the 1996 Credit Facility expires June 1, 2001 and includes certain restrictive covenants, which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to such requirements as of June 30, 1997. The Company may borrow up to $25 million under the 1996 Credit Facility, as in place on the date of this Report. The Company is currently negotiating a new secured bank facility to replace the 1996 Credit Facility, although no agreement has been reached as of the date of this Report. If and when the Company enters into such successor facility, it may permit borrowings in excess of the $25 million of borrowings permitted under the 1996 Credit Facility.

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $64.2 million, which will expire if unused in 2011. As of June 30, 1997, the Company had fully reserved the related deferred tax asset of $22.5 million.

     For the six months ended June 30, 1997, cash used by operating activities was $12.2 million. Cash used in investing activities totaled $14.4 million, relating principally to the acquisition of two musical instruments stores in Atlanta, Georgia and the opening of new stores. Cash provided by financing activities totaled $29.7 million, which consisted principally of proceeds from the Offering of $107.6 million, net of the redemption of the Senior Preferred Stock of ($23.0 million), redemption of Common Stock in the Management Tax Redemption ($18.4 million), redemption of Senior Notes ($37.9) million and repayment of all amounts outstanding under the 1996 Credit Facility ($9.7 million).

     The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended June 30, 1997, the Company opened two new stores. The Company also believes that there may be attractive opportunities to expand by selectively acquiring existing music products retailers. For example, as discussed above and described in previous reports, in April 1997 the Company acquired a music products retailer operating two stores in the Atlanta, Georgia market. The Company, in the ordinary course of its business, regularly evaluates and enters into negotiations relating to potential acquisition candidates in new and existing market areas. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination thereof. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate additional acquisitions or successfully integrate any such acquired companies into its operations.

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next twelve months including its present plans for expansion. The Company's capital resources and liquidity are expected to be provided by the Company's net cash flow from operations, funds retained from the net proceeds of the Offering and borrowings under the 1996 Credit Facility or a replacement facility (if implemented). Depending upon market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

SEASONALITY

     The Company's results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

INFLATION

     The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per share" ("FAS 128"), issued in March 1997 and effective for fiscal years ending after December 15, 1997. The Company will adopt FAS 128 in 1997. FAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of FAS 128 will not have a material impact on the Company's results of operations.

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

PART II.  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     EXHIBITS.

                          Exhibit 11.  Income (loss) per share.

                          Exhibit 27.  Financial Data Schedule.

                  (b)     REPORTS ON FORM 8-K.

                          On April 16th, 1997, the Company filed a Current Report on Form 8-K reporting its acquisition of all of the capital stock of Rhythm City, Inc.

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