Form 10-Q
period 1997-09-30
GUITAR CENTER INC
filed 1997-11-14
CIK 1021113

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                           ------------   -----------


                         Commission File No. 000-22207

                             GUITAR CENTER, INC.
             ------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                             95-4600862
             ------------------------------------------------------------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification Number)

             5155 CLARETON DRIVE
             AGOURA HILLS, CALIFORNIA                    91301
             ------------------------------------------------------------
             (Address of principal executive officer)   (Zip Code)

                                  (818) 735-8800
             ------------------------------------------------------------
                Registrant's telephone number, including area code


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

As of November 4, 1997, 19,336,785 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                 GUITAR CENTER, INC.

                                        INDEX
                                        -----


Part I.  Financial Information

  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

       Condensed Consolidated Balance Sheets - September 30, 1997 and
       December 31, 1996 .....................................................2

       Condensed Consolidated Statements of Operations - Three months ended September 30, 1997 and 1996 .....................................3

       Condensed Consolidated Statements of Operations - Nine months ended
       September 30, 1997 and 1996 ...........................................4

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)-
       September 30, 1997 ....................................................5

       Condensed Consolidated Statements of Cash Flows - Nine months ended
       September 30, 1997 and 1996 ...........................................6

       Notes to Condensed Consolidated Financial Statements ................7-9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..........................................10-14

Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Other Information .........................................15

         Item 6.  Exhibits and Reports on Form 8-K ..........................15

                                 GUITAR CENTER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                    -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $   1,922      $      47
   Accounts receivable                                    5,170          4,062
   Merchandise inventories                               75,522         49,705
   Prepaid expenses and other current assets              2,998          1,455
                                                      ---------      ---------
Total current assets                                     85,612         55,269

Property and equipment, net                              20,672         14,966
Goodwill, net of accumulated amortization                 3,931            432
Other assets                                              3,094          4,182
                                                      ---------      ---------
                                                      $ 113,309      $  74,849
                                                      ---------      ---------
                                                      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                   $  14,542      $  14,005
   Accrued expenses and other current liabilities        14,604         10,292
   Line of credit                                             -          3,536
                                                      ---------      ---------
Total current liabilities                                29,146         27,833
Long term debt                                           66,667        100,000
Other long-term liabilities                                 940            645
Senior preferred stock, aggregate liquidating
  preference of $21,602 at December 31, 1996                  -         15,186
Stockholders' equity (deficit)
  Junior preferred stock; aggregate liquidating
   preference of $144,859 at December 31,
   1996: authorized 5,000,000 shares of preferred
   stock at September 30, 1997, none issued and
   outstanding                                                -        138,610
  Common stock, $0.01 par value, authorized
   55,000,000 shares, issued and outstanding
   19,329,079 at September 30, 1997 and
   3,622,804 at December 31, 1996                           193             36
  Warrants                                                6,500          6,500
  Additional paid in capital                            220,951         (6,966)
  Retained earnings (deficit)                          (211,088)      (206,995)
                                                      ---------      ---------
Total stockholders' equity (deficit)                     16,556        (68,815)
                                                      ---------      ---------

                                                      $ 113,309      $  74,849
                                                      ---------      ---------
                                                      ---------      ---------

              See accompanying notes to condensed financial statements.

                                 GUITAR CENTER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                    THREE MONTHS ENDED
                                         SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                         ------------------   ------------------

Net sales                                     $ 75,948             $54,361
Cost of goods sold, buying and occupancy        55,151              39,088
                                               -------             -------
Gross profit                                    20,797              15,273

Selling, general and administrative             15,363              11,203
                                               -------             -------
Operating income                                 5,434               4,070

Interest expense, net                            1,896               3,059
Transaction expenses                                 -                 305
                                               -------             -------

Income before income taxes                       3,538                 706

Income taxes                                       255                   8
                                               -------             -------
Net income                                     $ 3,283             $   698
                                               -------             -------
                                               -------             -------

Income per share                               $  0.16             $  0.03
                                               -------             -------
                                               -------             -------

Weighted average shares outstanding             20,735              20,420
                                               -------             -------
                                               -------             -------

Pro forma data:
Income before income taxes                     $ 3,538             $   706
Pro forma income tax                             1,344                   -
                                               -------             -------

Pro forma net income                           $ 2,194             $   706

Senior preferred stock dividends                     -              (3,537)
                                               -------             -------
Pro forma net income (loss) applicable to
   common Stockholders                         $ 2,194             $(2,831)
                                               -------             -------
                                               -------             -------

Pro forma net income (loss) per share
   applicable to common stockholders           $  0.11             $ (0.14)
                                               -------             -------
                                               -------             -------

Weighted average shares outstanding             20,735              20,420
                                               -------             -------
                                               -------             -------


              See accompanying notes to condensed financial statements.

                                  GUITAR CENTER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                      NINE MONTHS ENDED
                                          SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                          ------------------  ------------------

Net sales                                     $  205,384          $  145,409
Cost of goods sold, buying and occupancy         149,353             104,337
                                              ----------          ----------
Gross profit                                      56,031              41,072

Selling, general and administrative               40,494              29,521
Deferred compensation expense                          -             69,892
                                              ----------          ----------
Operating income (loss)                           15,537            (58,341)

Interest expense, net                              6,955              9,105
Gain on sale of asset                               (535)                 -
Transaction expenses                                 731              6,481
                                              ----------          ----------

Income before income taxes and
   extraordinary loss                              8,386            (73,927)

Income taxes                                       1,963                139
                                              ----------          ----------
Income before extraordinary loss                   6,423            (74,066)
Extraordinary loss on early extinguishment
    of debt, net of tax of $1,679                 (2,739)                 -
                                              ----------          ----------
Net income (loss)                             $    3,684         $  (74,066)
                                              ----------          ----------
                                              ----------          ----------
Income (loss) per share                       $     0.18         $    (3.63)
                                              ----------          ----------
                                              ----------          ----------
Weighted average shares outstanding               20,537             20,420
                                              ----------          ----------
                                              ----------          ----------
Pro forma data:
Income (loss) before income taxes             $    3,968         $  (73,927)
Pro forma income taxes                             1,508                  -
                                              ----------          ----------
Pro forma net income (loss)                   $    2,460         $  (73,927)

Senior preferred stock dividends                  (7,747)            (4,499)
                                              ----------          ----------
Pro forma net income (loss) applicable
    to common Stockholders                    $   (5,287)        $  (78,426)
                                              ----------          ----------
                                              ----------          ----------
Pro forma net income (loss) per share
   applicable to common stockholders          $    (0.27)        $    (3.84)
                                              ----------          ----------
                                              ----------          ----------
Weighted average shares outstanding               19,329             20,420
                                              ----------          ----------
                                              ----------          ----------

            See accompanying notes to condensed financial statements.

                               GUITAR CENTER, INC.
                 CONDENSED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars in thousands)

                                        Junior                               Additional      Retained
                                      Preferred        Common                 Paid in        Earnings
                                        Stock           Stock    Warrants     Capital        (Deficit)       Total
                                       ------------------------------------------------------------------------------
Balance at December 31, 1996           $  138,610    $     36    $  6,500    $  (6,966)    $  (206,995)   $  (68,815)

Sale of equity to management                  307           -           -            3               -           310

Conversion of junior preferred stock     (138,917)         93           -      138,824               -             -

Initial public offering                         -          77           -      107,494               -       107,571

Repurchase of management common
   stock                                        -         (13)          -      (18,404)              -       (18,417)

Senior preferred stock dividends paid           -           -           -            -          (7,777)       (7,777)

Net income                                      -           -           -            -           3,684         3,684
                                       ------------------------------------------------------------------------------
Balance at September 30, 1997          $        -    $    193    $  6,500    $ 220,951     $  (211,088)   $   16,556
                                       ------------------------------------------------------------------------------
                                       ------------------------------------------------------------------------------

                   See accompanying notes to financial statements.

                                  GUITAR CENTER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997            1996
                                                   --------       --------
OPERATING ACTIVITIES
Net income (loss)                                  $  3,684       $(74,066)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                     2,222          1,551
    Deferred compensation  - repurchase of options        -         49,500
    Amortization and write-off of deferred
    financing fees                                    1,303            108
    Gain on sale of property                           (535)             -
    Changes in operating assets and liabilities,
    net of effects from purchase of
    Rhythm City, Inc.:
       Accounts receivable                           (1,108)        (1,085)
       Merchandise inventories                      (19,517)       (17,183)
       Prepaid expenses                              (1,543)          (937)
       Other assets                                    (214)          (556)
       Accounts payable                                 537         (2,859)
       Accrued expenses and other current
        liabilities                                   3,512         (6,467)
       Other long term liabilities                      294            301
                                                   --------       --------
Net cash (used in) operating activities             (11,365)       (51,693)

INVESTING ACTIVITIES
Proceeds from sale of property                          893              -
Purchase of property and equipment                   (6,985)        (5,279)
Payment for purchase of Rhythm City, Inc.,
    net of cash acquired                            (10,300)             -
                                                   --------       --------
Net cash (used in) investing activities             (16,392)        (5,279)

FINANCING ACTIVITIES
Deferred financing fees                                   -         (3,585)
Net change in revolving debt facility                (3,536)         9,930
Proceeds from issuance of long-term debt                  -        100,000
Distribution of prior stockholder interests               -       (113,102)
Issuance of common stock                                  -          1,200
Issuance of junior preferred stock                        -         69,300
Issuance of senior preferred stock                        -         13,500
Issuance of warrants                                      -          6,500
Proceeds from sale of stock to management               310              -
Proceeds from initial public offering               107,571              -
Redemption of senior notes                          (33,333)             -
Redemption of management common stock               (18,417)             -
Redemption of senior preferred stock                (22,963)             -
Distributions to stockholder                              -        (28,057)
                                                   --------       --------
Net cash provided by financing activities            29,632         55,686

Net increase (decrease) in cash and cash
  equivalents                                         1,875         (1,286)
Cash and cash equivalents at beginning of year           47          1,338
                                                   --------       --------
Cash and cash equivalents at end of period         $  1,922       $     52
                                                   --------       --------
                                                   --------       --------
                   See accompanying notes to financial statements.

                                     GUITAR CENTER, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, and its subsidiary ("Guitar Center" or the "Company"), as of September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Initial Public Offering

     On March 19, 1997, the Company completed an initial public offering (the "Offering") of the Company's common stock, $.01 par value ("Common Stock"), pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering). On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of Junior Preferred Stock (the "Junior Preferred Stock Conversion"). No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Company's 14% Senior Preferred Stock, $.01 par value ("Senior Preferred
     Stock").   As a result, the Company incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's then existing bank facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management (the "Management Tax Redemption"). The balance of the net proceeds was retained for general corporate purposes, which has included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

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

3.   1997 Credit Facility

     In the third quarter of 1997, the Company terminated its prior credit facility and entered into a new $40 million secured revolving line of credit (the "1997 Credit Facility") which is available through July 1, 2004. The 1997 Credit Facility provides for revolving credit or term loan borrowings up to $40 million in the aggregate. Borrowings under the 1997 Credit Facility bear interest at either the prime rate or at LIBOR plus 1.5%, at the Company's option, with interest due monthly. At September 30, 1997, the Company did not have any outstanding borrowings under the 1997 Credit Facility.

     Under the terms of the term loan and revolving line of credit agreements, the Company is subject to various financial and other covenants. The Company was in compliance with such covenants at September 30, 1997.

4.   Income Taxes

     Prior to June 5, 1996, the Company elected to be treated as an S corporation for federal and state income tax purposes. Pro forma information has been provided to reflect the estimated statutory provision for income taxes assuming the Company had been taxed as a C corporation in 1996.

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $64.2 million, which will expire if unused in 2011. As of September 30, 1997, the Company had fully reserved the related deferred tax asset of $22.5 million.

5.   Pro Forma Net Income (Loss) Per Share

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

6.   Adjusted Income Per Share

     If the Offering, including the exercise of the underwriters' over-allotment option, had been consummated on January 1, 1997, adjusted income per share for the nine months ended September 30, 1997 would be as follows (in thousands, except per share amounts):


     Income  to common stockholders per financial                $  (5,287)
       statements

     Reduction of interest on debt assumed repaid, net of tax       (3,399)
     Reduction of Senior Preferred Stock Dividends                  (7,747)

     Adjusted net income                                         $   5,859
                                                                 ---------
                                                                 ---------
     Adjusted net income per share                               $    0.29
                                                                 ---------
                                                                 ---------
     Weighted average shares used in calculation                    20,537
                                                                 ---------
                                                                 ---------

     The adjusted income per share presentation set forth above gives effect to the capitalization changes related to the Offering and the application of the proceeds therefrom. This data does not attempt to give effect to any other pro forma adjustments, including (i) non-recurring transaction expenses of $0.7 million (or $0.04 per share) related to payroll taxes incurred as a result of the Junior Preferred Stock Conversion; (ii) any pro forma adjustments related to the reduction in the compensation of the Company's former Chairman of the Board subsequent to the Company's recapitalization on June 5, 1996 or any other similar changes in selling, general and administrative expenses; or (iii) any pro forma income taxes at an estimated effective rate of 38%. The foregoing data is presented solely to facilitate further analysis of the Company based upon the assumptions indicated above. Such data is not necessarily indicative of the Company's results of operations had the Offering occurred in the earlier period nor the results expected in the future.

7.   Acquisition

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

8.   Impact of Recently Issued Pronouncements

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

     In June 1997, the FASB issued two additional statements, SFAS 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Guitar Center operated 35 stores in 19 major markets as of September 30, 1997. From 1992 to 1996, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 25.6% and 43.0%, respectively, principally due to comparable store sales growth averaging 14.8% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

      The Company opened seven stores in 1996 and, as of September 30, 1997, the Company had opened five new stores in 1997. In April 1997, the Company purchased two additional stores and presently expects to open one additional store during the remainder of 1997. In preparation for these new stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that its will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

      The following table sets forth certain historical income statement data as a percentage of net sales:

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                  1997      1996         1997        1996
                                --------   -------      -------     -------

Net sales                         100.0%    100.0%       100.0%      100.0%
Gross profit                       27.4      28.1         27.3        28.2
Selling, general, and
administrative expenses            20.2      20.6         19.7        20.3
                                --------   -------      -------     -------
Operating income before deferred
   compensation expense             7.2       7.5          7.6         7.9
Deferred compensation expense         -         -            -        48.1
                                --------   -------      -------     -------
Operating income (loss)             7.2       7.5          7.6       (40.2)
Interest expense, net               2.5       5.6          3.4         6.3
Gain on sale of asset                 -         -         (0.3)          -
Transaction expenses and other        -       0.6          0.4         4.5
                                --------   -------      -------     -------
Income (loss) before income taxes
   and extraordinary item           4.7       1.3          4.1       (51.0)
Income taxes                        0.3         -          0.1         0.1
                                --------   -------      -------     -------
Net income (loss) before
  extraordinary item               4.4%      1.3%         4.0%       (51.1)%
                                --------   -------      -------     -------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales of the Company increased to $75.9 million for the three months ended September 30, 1997, from $54.4 million for the comparable prior period, a 39.7% increase. This growth was attributable to an increase of 13.6% in comparable store net sales which contributed $7.2 million, or 33.2%, of the total increase. New store net sales accounted for the balance of the increase in net store sales.

     Gross profit dollars for the three months ended September 30, 1997 compared to 1996 increased 36.2% to $20.8 million from $15.3 million. Gross profit as a percentage of net sales for the three months ended September 30, 1997 and 1996 declined from 28.1% to 27.4%. The decrease in gross profit percentage reflects the impact of operating fourteen stores opened since January 1, 1996 (out of the total store base of 35 stores), which typically experience lower gross profits than mature stores due to the leveraging of occupancy costs. Comparatively, the third quarter of 1996 included the results of eight stores opened since January 1, 1995 (out of the total store base of 28 stores).

     Selling, general and administrative expenses for the three months ended September 30, 1997 compared to 1996 increased 37.1% to $15.4 million from $11.2 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1997 as compared to 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 20.2% from 20.6%. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

     Operating income before deferred compensation expense for the three months ended September 30, 1997 was $5.4 million compared to operating income of $4.1 million for the same three months of 1996, an increase of 33.5%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income before deferred compensation expense for the three months ended September 30, 1997 was 7.2% compared to 7.5% in 1996. The decrease is principally related to the decreased margins experienced in the third quarter of 1997.

     Interest expense, net for the three months ended September 30, 1997 decreased to $1.9 million from $3.1 million in the same period of 1996. The interest expense for the third quarter of 1996 and 1997 consisted of interest on the Company's Senior Notes. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

     Net income for the three months ended September 30, 1997 increased to $3.3 million from $0.7 million for the same period in 1996, principally as a result of the increase in sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales of the Company increased to $205.4 million for the nine months ended September 30, 1997, from $145.4 million for the comparable prior period, a 41.3% increase. This growth was attributable to an increase of 13.2% in comparable store net sales which contributed $18.9 million, or 31.4%, of the total increase. New store net sales accounted for the balance of the increase in net store sales.

     Gross profit dollars for the nine months ended September 30, 1997 compared to 1996 increased 36.4% to $56.0 million from $41.1 million. Gross profit as a percentage of net sales for nine months ended

September 30, 1997 compared to 1996 decreased to 27.3% from 28.2% in the nine months ended September 30, 1996. The decrease in gross profit percentage reflects the impact of operating fourteen stores opened since January 1, 1996 (out of the total store base of 35 stores), which typically experience lower gross profits than mature stores due to the leveraging of occupancy costs. Comparatively, the third quarter of 1996 included the results of eight stores opened since January 1, 1995 (out of the total store base of 28 stores). In addition, there was an increase in the mix of sales of high technology products, which historically produce lower margins than low technology products.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 compared to 1996 increased 37.2% to $40.5 million from $29.5 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1997 as compared to 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 19.7% from 20.3%. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

     Operating income before deferred compensation expense for the nine months ended September 30, 1997 was $15.5 million compared to operating income of $11.6 million for the same nine months of 1996, an increase of 34.5%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income before deferred compensation expense for the nine months ended September 30, 1997 was 7.6% compared to 7.9% in 1996. The decrease is principally related to the decrease in gross profit experienced in 1997, partially offset by the leveraging of fixed expenses.

     Deferred compensation expense of $69.9 million for the nine months ended September 30, 1996 resulted from the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program. These expenses were non-recurring and the deferred compensation plan has been terminated.

     Interest expense, net for the nine months ended September 30, 1997 decreased to $7.0 million from $9.1 million in the same period of 1996. The interest expense for the nine months ended September 30, 1997 consisted principally of interest on the Company's Senior Notes. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes. For the comparable period of 1996, interest included financing costs of $4.7 million, $0.9 million of interest related to a bridge loan facility which was repaid in full in 1996 and interest on the Senior Notes.

     Non-recurring transaction expenses of $0.7 million for the nine months ended September 30, 1997 relate to payroll taxes in connection with the closing of the Offering and were incurred as a result of management's conversion of their Junior Preferred Stock into shares of Common Stock, compared to non-recurring transaction costs of $6.5 million for the nine months of 1996 which related to the June 1996 recapitalization.

     In the second quarter of 1997 an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred equal to the premium paid on the Senior Notes plus the write-off of one-third of the unamortized deferred financing fees.

     Net income for the nine months ended September 30, 1997 increased to $3.7 million from a loss of $74.1 million for the same period in 1996, principally as a result of the effect of the deferred compensation expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On March 19, 1997, the Company completed the Offering pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering.) On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's Junior Preferred Stock were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of Junior Preferred Stock. No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of Senior
Preferred Stock.   As a result, the Company incurred a charge to dividends in the nine months ended September 30, 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's former credit facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management in the Management Tax Redemption. Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of Senior Notes. On April 19, 1997, Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes, including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption.
Accordingly, an extraordinary charge to the Company's results of operations was recognized in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees. The balance of the net proceeds was retained for general corporate purposes, which has included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2006. In the third quarter of 1997, the Company terminated its prior credit facility and entered into the 1997 Credit Facility, which allows for borrowings up to $40 million and expires June 1, 2004. The Company currently has no borrowings outstanding under its 1997 Credit Facility. The agreement underlying the 1997 Credit Facility includes certain restrictive covenants, which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to such requirements as of September 30, 1997.

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $64.2 million, which will expire if unused in 2011. As of September 30, 1997, the Company had fully reserved the related deferred tax asset of $22.5 million. In future periods, the Company will evaluate the need for such reserves based upon actual and projected levels of profitability.

     For the nine months ended September 30, 1997, cash used by operating activities was $11.4 million. Cash used in investing activities totaled $16.4 million, relating principally to the acquisition of two musical instruments stores in Atlanta, Georgia and the construction costs of opening new stores. Cash provided by financing activities totaled $29.6 million, which consisted principally of proceeds from the Offering of $107.6 million, net of the redemption of the Senior Preferred Stock of ($23.0 million), redemption of Common Stock in the Management Tax Redemption ($18.4 million), redemption of Senior Notes ($33.3) million and repayment of all amounts outstanding under the prior credit facility ($3.5 million).

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

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next twelve months, including its present plans for expansion. The Company's capital resources and liquidity are expected to be provided by the Company's net cash flow from operations, funds retained from the net proceeds of the Offering and borrowings under the 1997 Credit Facility. Depending upon market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

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

     In June 1997, the FASB issued two additional statements, SFAS 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the financial results of the Company.

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

Part II.  OTHER INFORMATION


     ITEM 5.   OTHER INFORMATION.

          During the third quarter of 1997, Raymond Scherr, the former Chief Executive Officer and sole shareholder of the Company, resigned from its board of directors. The Company has no present plans to fill the vacancy.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.

               Exhibit 10.36  Credit Agreement dated August 14, 1997 between
                    Guitar Center, Inc. and Wells Fargo Bank, N.A.

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


                                   Guitar Center, Inc.

                                   /s/  BRUCE L. ROSS
                                   --------------------------------------
                                   Bruce L. Ross, Vice President,
                                   Chief Financial Officer and Secretary

                                   (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

Exhibit Index

EXHIBIT NO.         DESCRIPTION

10.36               Wells Fargo Bank Documents

11                  Computation of Income (Loss) Per Share

27                  Financial Data Schedule