Form 10-K405
period 1997-12-31
GUITAR CENTER INC
filed 1998-03-20
CIK 1021113

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

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
 /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the transition period from                    to
                                     ------------------    -------------------

                          COMMISSION FILE NUMBER 000-22207

                                GUITAR CENTER, INC.
                 (Exact name of registrant as specified in charter)

           DELAWARE                                           95-4600862
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

           5155 CLARETON DRIVE
        AGOURA HILLS, CALIFORNIA                                  91301
(Address of principal executive offices)                        (Zip Code)





        Registrant's telephone number, including area code:  (818) 735-8800

                Securities registered pursuant to 12(b) of the Act:
                                        NONE
                Securities registered pursuant to 12(g) of the Act:
                            COMMON STOCK, $.01 PAR VALUE
                                  (Title of Class)

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 9, 1998, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $254,600,000 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES [X] NO [  ].

     As of March 9, 1998, there were 19,360,392 shares of Common Stock, par value $.01 per share, outstanding.

Portions of the Proxy Statement for the annual stockholders' meeting to be held on May 6, 1998 are incorporated by reference into Part III.

                       The Exhibit Index appears on page S-2.

                                       PART I

Item 1.      BUSINESS

Company History

     Guitar Center, Inc. (collectively with its subsidiary, "Guitar Center" or the "Company") was founded in 1964 in Hollywood, California. In 1972, the Company opened its second store in San Francisco to capitalize on the emerging San Francisco rock 'n roll scene. By this time, Guitar Center's inventory had been expanded to include drums, keyboards, accessories and pro audio and recording equipment. Throughout the 1980s, Guitar Center expanded by opening nine stores in five major markets including Chicago, Dallas and Minneapolis. Since 1990, the Company has continued its new store expansion and has focused on building the infrastructure necessary to manage the Company's strategically planned growth. Current executive officers and key managers have been with the Company for an average of 13 years and two of such executive officers (Mr. Larry Thomas, the Company's President and Chief Executive Officer, and Mr. Marty Albertson, the Company's Executive Vice President and Chief Operating Officer) effectively assumed full operating control in 1992. Since then, management has focused on developing and realizing its long-term goal of expanding its position as the leading music products retailer throughout the United States.

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

INITIAL PUBLIC OFFERING

     On March 19, 1997, the Company completed an initial public offering (the "Offering") of the Company's common stock, $.01 par value ("Common Stock"), pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering). On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of Junior Preferred Stock (the "Junior Preferred Stock Conversion"). No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Company's 14% Senior Preferred Stock, $.01 par value ("Senior Preferred Stock"). As a result, the Company incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's prior credit facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management (the "Management Tax Redemption"). Approximately $37.9 million of the net proceeds from the Offering were used to redeem, at a premium of 10%, an aggregate of approximately $33.3 million principal amount of the Company's 11% Senior Notes due 2006 (the "Senior Notes") and to pay all accrued and unpaid interest with respect to the Senior Notes called for redemption. The balance of the net proceeds was retained for general corporate purposes, which included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997. See Notes 1 and 4 to Consolidated Financial Statements.

BUSINESS

     As of December 31, 1997, Guitar Center operated 36 stores in 19 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta and Cleveland. From fiscal 1993 through fiscal 1997, the Company's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.1% and 38.6% respectively. This growth was principally the result of strong and consistent comparable store sales growth, averaging 14.9% per year over such five-year period, and the opening of 21 new stores. Comparable store sales (stores opened for at least 14 months) for fiscal 1995, 1996 and 1997 were $157.5 million, $187.7 million and $236.5 million, respectively.

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

     The following summarizes certain key operating statistics of a Guitar Center store and is based upon the 28 stores operated by the Company for the full year ended December 31, 1997:

       Average 1997 net sales per square foot                $        649
       Average 1997 net sales per store                         9,198,000
       Average 1997 store-level operating income (1)            1,315,000
       Average 1997 store-level operating income margin (1)         14.3%

----------------------
(1) Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

     The Company's growth strategy is to continue to increase its presence in its existing markets and to open new stores in strategically selected markets. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. The Company opened a total of eight stores in fiscal 1997, two of which the Company acquired in Atlanta in April 1997, and presently expects to open approximately ten stores in fiscal 1998 and twelve stores in fiscal 1999. The Company has committed substantial resources to building a corporate infrastructure and management information systems that it believes can support the Company's needs, including its expansion plans, for the foreseeable future.

     For fiscal years ended December 31, 1995, 1996 and 1997, the Company had net income (loss) of $10.9 million, ($72.4) million and $16.3 million respectively. The results for fiscal 1997 reflect an extraordinary charge of $4.4 million, net of tax benefit of $1.7 million, related to the extinguishment of long-term debt. The results for fiscal 1996 reflect $11.6 million for transaction costs and financing fees incurred in connection with a recapitalization pursuant to which the ownership of the Company transferred from a sole stockholder to members of management and certain investors (the "Recapitalization") and non-recurring deferred compensation expense of $71.8 million, substantially all of which related to the Recapitalization. See
Note 1 to Consolidated Financial Statements.

INDUSTRY OVERVIEW

     The United States retail market for music products in 1996 was estimated in a study by MUSIC USA magazine to be approximately $5.6 billion in net sales, representing a five year compound annual growth rate of 7.5%. The broadly defined music products market, according to the National Association of Music Merchants ("NAMM"), includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by Guitar Center include categories of products which account for approximately $4.0 billion of this market, representing a five-year compound annual growth rate of 8.9%. The music products market as currently defined by NAMM, however, does not include the significant used and vintage product markets, or the computer software or apparel market in which the Company actively participates.

     The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (I.E, the Company, Sam Ash Music Corp, Brook Mays/C&S/H&H, Schmitt Music Company and Musicians Friend, Inc.), accounting for approximately 9.0% of the industry's estimated $5.6 billion in net sales in 1996. Furthermore, 90% of the industry's estimated 8,400 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $0.6 million in annual net sales. In contrast, a Guitar Center store generally averages between 12,000 and 15,000 square feet and in 1997 generated an average of approximately $8.6 million in annual net sales for stores open the full year (excluding the Company's Hollywood store).

     Over the past ten years, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring this technology are available in a variety of forms and have broad applications across most of the Company's music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices. For example, today an individual consumer can more affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was prohibitively expensive and was typically purchased only by professional sound recording studios.

BUSINESS STRATEGY

     Management's goal is to continue to expand Guitar Center's position as the leading music products retailer throughout the United States. The principal elements of the Company's business strategy are as follows:

          EXPANSION STRATEGY. Guitar Center's expansion strategy is to continue to increase its market share in existing markets and to penetrate strategically selected markets. The Company opened a total of eight stores in 1997 (two of which it acquired) and seven stores in fiscal 1996, and currently anticipates opening approximately ten stores in fiscal 1998 and twelve stores in fiscal 1999. In preparation for this expansion, management has dedicated a substantial amount of its resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, the Company believes it has developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. See "-- Site Selection." Management also believes there may be attractive opportunities to expand by selectively acquiring existing music products retailers.

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

          INNOVATIVE PROMOTIONAL AND MARKETING PROGRAMS. Guitar Center sponsors innovative promotional and marketing events which include in-store demonstrations, famous artist appearances and weekend themed sales events designed to create significant store traffic and exposure. In addition, the Company's special grand opening activities in new markets are designed to generate consumer awareness for each new store. Management believes these events help the Company to build a loyal customer base and to encourage repeat business. Since its inception, the Company has compiled a unique, proprietary database containing information on more than 1.5 million customers. This database enables Guitar Center to advertise to select target customers based on historical buying patterns. The Company believes the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

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

          EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. The executive officers and key managers have an average of 13 years with the Company. In addition, executive officers and key managers beneficially own approximately 20.9% of the Company's outstanding Common Stock.

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

     EXTENSIVE SELECTION OF MERCHANDISE. The Company seeks to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Guitar Center offers five primary product categories: guitars, amplifiers, percussion instruments, keyboards, and pro audio and recording equipment.

          GUITARS. The Company believes that Guitar Center's electric, acoustic and bass guitar selections are among the deepest and broadest in the industry. Each store features for sale 300 to 500 guitars on the "guitar wall" and also displays many autographed instruments from world-renowned musicians. Major manufacturers, including Fender, Gibson, Taylor, Martin, PRS, Yamaha, Ovation and Ibanez, are well represented in popular models and colors. The Company believes it has one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $175 for entry-level guitars to over $50,000 for special vintage guitars. In addition, the Company has recently expanded its line of string instruments to include banjos, mandolins and dobros, among others. The Company also offers an extensive selection of guitar sound processing units and products which allow the guitar to interface with a personal computer. The introduction of such equipment has enabled the Company to serve crossover demand from the traditional guitarist into new computer-related sound products.

          AMPLIFIERS. The Company offers an extensive selection of electric acoustic and bass guitar amplifiers and in addition carries a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. Guitar Center represents most manufacturers, including Marshall, Fender, Crate, Ampeg and Roland.

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

          KEYBOARDS. Guitar Center carries a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $150 to $5,000. The Company offers an extensive selection of software for the professional, hobbyist, studio engineer and the post production market enthusiast. The product line covers a broad range of manufacturers including Roland, Korg, Emu, Yamaha and Ensoniq. The Company also maintains a broad selection of computer related accessories, including sound cards, sound libraries and composition, sequence and recording software.

          PRO AUDIO AND RECORDING EQUIPMENT. Guitar Center's pro audio and recording equipment division offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Guitar Center's products range from recording tape to state-of-the-art digital recorders. The Company believes it also carries one of the largest pro audio assortment of professional stage audio equipment for small traveling bands, private clubs and large touring professional bands. The Company's major brand name manufacturers include JBL, Panasonic, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.

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

     Guitar Center maintains a unique and proprietary database containing information on over 1.5 million customers. The Company believes that this database assists in generating repeat business by targeting customers based on their purchasing history and by permitting Guitar Center to establish and maintain personal relationships with its customers.

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

     The Company's store operations are led by its Chief Operating Officer and seven regional store managers with each regional manager responsible for approximately five to eight stores. Store management is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

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

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

     PURCHASING. Guitar Center believes it has excellent relationships with its vendors and, as one of the industry's largest volume purchasers, is able to receive prompt order fulfillment and access to its vendors' premium products. The Company maintains a centralized buying group comprised of merchandise managers, buyers and planners. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The Company uses a proprietary merchandise replenishment system which automatically analyzes and forecasts sales trends for each SKU using various statistical models, supporting the buyers by predicting each store's merchandise requirements. This has resulted in limited "out of stock" positions.

     The Company's business and its expansion plans are dependent to a significant degree upon its vendors. As it believes is customary in the industry, the Company does not have any long-term supply contracts with its vendors. See "-- Risks Related to the Business -- Dependence on Suppliers."

     DISTRIBUTION. Guitar Center products are typically shipped direct from the manufacturer to individual stores, minimizing handling costs and reducing freight expense. Management continues to evaluate the cost effectiveness of operating a distribution center in comparison to a direct shipment program, although, at this time, it believes it can implement its growth strategy without a central distribution center.

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

COMPETITION

     The retail market for musical instruments is highly fragmented with the nation's leading five music product retailers accounting for approximately 9.0% of the industry's net sales in 1996. The Company's largest competitor, Sam Ash, operates ten stores in the New York City area, two stores in the South Florida area, and has reported plans to open three stores in the Southern California market. Additionally, Music and Recording Superstores ("MARS") operates two stores in the Atlanta market, three stores in the Texas market, and two stores in the Florida market (in addition to the acquired ACE Music chain) and has announced plans to have open approximately 50 stores in the future. The Company currently has no stores in the New York City area, although, the Company has signed leases to open three stores and anticipates opening one additional store in the New York and New Jersey areas in 1998. The Company competes with many different types of retail stores, primarily specialty retailers and music product catalogue retailers.

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

     Certain factors, however, could materially and adversely affect the Company's ability to compete successfully in its markets, including, among others, the expansion by the Company into new markets in which its competitors are already established, competitors' expansion into markets in which the Company is currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into the Company's market by competitors with substantial financial or other resources. See "-- Risks Related to the Business -- Aggressive Growth Strategy; and Competition."

EMPLOYEES

     As of December 31, 1997, Guitar Center employed approximately 1,372 people, of whom approximately 686 were hourly employees and approximately 686 were salaried. To date, the Company has been able to recruit qualified personnel to manage or staff its stores. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.

SERVICE MARKS

     The Company has registered the GUITAR CENTER and ROCK WALK service marks with the United States Patent and Trademark Office. The Company believes that these service marks have become important components in its merchandising and marketing strategy. The loss of the GUITAR CENTER service mark could have a material adverse effect on the Company's business.

RISKS RELATED TO THE BUSINESS

     AGGRESSIVE GROWTH STRATEGY. The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets.
The Company, which operated 36 stores as of December 31, 1997, opened eight stores (two of which were acquired) in fiscal 1997 and seven stores in fiscal 1996 and presently expects to open approximately ten stores in fiscal 1998 and twelve stores in fiscal 1999, which represents significant increases in the number of stores previously opened and operated by the Company. Although historically the Company has opened new stores and expanded or relocated existing stores, prior to 1996 the Company had not opened more than four new stores for any twelve-month period for the prior three fiscal years. See "-- Store Locations." The Company's expansion plan is dependent upon a number of factors, including the identification of suitable sites, the negotiation of acceptable leases for such sites, the hiring, training and retention of skilled personnel, the availability of adequate management and financial resources, the adaptation of its distribution and other operational and management information systems to such sites, the ability and willingness of the Company's vendors to supply its needs on a timely basis and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be successful in opening such new stores on schedule, if at all, that such newly opened stores will achieve sales and profitability levels comparable to existing stores, if they are profitable at all, or that the Company will improve its overall market position and profitability as a result therefrom.

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

     The Company also believes that there may be attractive opportunities to expand by selectively acquiring existing music product retailers. The Company regularly considers and evaluates potential acquisition candidates in new and existing market areas, and is currently evaluating several such opportunities. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination of the foregoing. As of the date of this Report, the Company had no existing agreements or commitments to effect any such acquisition. Accordingly, there can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any current negotiations will result in an acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, the inability to integrate successfully any acquired business, the incurrence of legal liabilities and unanticipated events or circumstances, some or all of which could have a material adverse effect on the Company's results of operations, financial condition, business and prospects.

     DEPENDENCE ON SUPPLIERS. The Company's business and its expansion plans are dependent to a significant degree upon its suppliers. As it believes is customary in the industry, the Company does not have any long-term supply contracts with its suppliers. The loss of certain key vendors or the failure to establish and maintain relationships with brand name vendors could have a material adverse effect on the Company's business. The Company believes it currently has adequate supply sources; however, there can be no assurance, especially given the Company's expansion plans, that the Company will be able to acquire sufficient quantities and an appropriate mix of such merchandise at acceptable prices or at all. Specifically, the establishment of additional stores in existing markets and the penetration of new markets is dependent to a significant extent on the willingness and ability of vendors to supply those additional retail stores, of which there can be no assurance. As the Company continues to expand, the unwillingness or inability of a supplier to supply some or all of its merchandise to the Company in one or more markets could have a material adverse effect on the Company's results of operations, financial condition, business and prospects.

     COMPETITION. The retail market for musical instruments is fragmented and highly competitive. The Company competes with many different types of retailers who sell many or most of the items sold by the Company, including other specialty retailers and catalogue retailers. The Company and other large format music products retailers will compete in additional markets as these Companies execute their announced growth plans. The Company's expansion into new markets in which its competitors are already established, competitors' expansion into markets in which the Company is currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into the Company's markets by competitors with substantial financial or other resources may have a material adverse effect on the Company's results of operations, financial condition, business and prospects. See "-- Competition."

     FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS. Historically, the Company's sales growth has resulted in large part from comparable store sales growth. There can be no assurance that such growth will continue. A variety of factors affect the Company's comparable store sales results including, among others, competition, economic conditions, consumer trends, retail sales, music trends, changes in the Company's merchandise mix, distribution of products, transfer of sales to new locations, timing of promotional events and the Company's ability to execute its business strategy efficiently, including its strategy of clustering stores in certain markets. The Company's quarterly comparable store sales (net sales for comparable periods, excluding net sales attributable to stores not open for 14 months) results have fluctuated significantly in the past. The Company's comparable store sales growth was 14.5%, 9.3%, 7.6% and 10.1% in the first, second, third and fourth quarters of fiscal 1996, respectively, and 13.6%, 12.5%, 13.6% and 10.7% in the first, second, third and fourth quarters of fiscal 1997, respectively. The Company does not expect comparable store sales to continue to increase at historical rates, and there can be no assurance that comparable store sales will not decrease in the future. As is the case with many specialty retailers, the Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     CONCENTRATION OF OPERATIONS IN CALIFORNIA. As of December 31, 1997, 13 of the Company's stores were located in California and generated 52.8% and 43.8% of the Company's net sales for fiscal 1996 and 1997, respectively. Although the Company has opened stores in other areas in the United States, a significant percentage of the Company's net sales is likely to remain concentrated in California for the foreseeable future. Consequently, the Company's results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including the risk of seismic activity. The Company does maintain earthquake insurance. See "Item 2. Properties."

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

     Guitar Center leases its corporate offices of approximately 20,000 square feet, which are located at 5155 Clareton Drive, Agoura Hills, California 91301. Due to the Company's expansion, which has included the hiring of new corporate and administrative personnel, the Company is currently evaluating whether to lease additional space in a nearby location. The Company believes that sufficient additional space is available on reasonable terms.

STORE LOCATIONS

     The table below sets forth certain information concerning Guitar Center stores:


                                  Gross                                                                   Gross
                         Year    Square                                                       Year       Square
Store                   Opened    Feet        Status                  Store                  Opened       Feet        Status
-----------------------------------------------------                 ------------------------------------------------------
ARIZONA                                                               MASSACHUSETTS
  Phoenix                 1997    13,900       Lease                    Boston                 1994       12,600       Lease
  Tempe                   1997    12,500       Lease                    Danvers                1996       14,600       Lease
SOUTHERN CALIFORNIA                                                     Natick                 1997       15,500       Lease
  Hollywood               1964    30,600         Own                  MICHIGAN
  San Diego               1973    13,500         Own                    Detroit                1994       10,100       Lease
  Fountain Valley         1980    13,700       Lease                    Southfield             1996       13,600       Lease
  Sherman Oaks            1982    18,600       Lease                  MINNESOTA
  Covina                  1985    15,400       Lease                    Twin Cities            1988        9,500       Lease
  Lawndale                1985    15,700       Lease                    Edina                  1997       15,400       Lease
  San Bernardino          1993     9,500       Lease                  MISSOURI
  Brea                    1995    14,900       Lease                    N. St. Louis (4)       1998       15,000       Lease
  San Marcos              1996    14,900       Lease                  NEW JERSEY
NORTHERN CALIFORNIA                                                     Springfield (4)        1998       20,000       Lease
  San Francisco           1972    11,900       Lease                  NEW YORK
  San Jose                1978    14,200         Own                    Carle Place (4)        1998       22,800       Lease
  El Cerrito (1)          1983    21,300       Lease                    Commack (4)            1998       16,000       Lease
  Pleasant Hill           1996    11,300       Lease                  OHIO
COLORADO                                                                Cleveland              1997       15,800       Lease
 Denver                   1998    16,800       Lease                    Mayfield Heights       1997       15,400       Lease
FLORIDA                                                               TEXAS
  North Miami area        1996    22,300       Lease                    Dallas                 1989       12,700       Lease
  South Miami area        1996    14,700       Lease                    Arlington              1991        9,700       Lease
GEORGIA                                                                 South Houston          1993       14,700       Lease
  Atlanta                 1997    25,000         Own                    North Houston          1994       10,300       Lease
  Smyrna (2)              1997     8,000       Lease                  WASHINGTON
ILLINOIS                                                                Seattle                1997       20,800       Lease
  South Chicago           1979    11,300       Lease
  North Chicago           1981    10,400       Lease
  Central Chicago (3)     1988     8,700         Own
  Villa Park              1996    15,000       Lease

-------------------------

(1) Of the 21,300 square feet, approximately 10,000 square feet consist of a basement and warehouse space.
(2) The Company presently expects to relocate its Smyrna location to a 19,000 square foot leased location in Marietta, Georgia.
(3) In March 1998, The Company relocated its Central Chicago location to a 20,600 square foot leased facility located nearby.
(4) The Company has signed leases for these locations and presently expects each to be open in 1998.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, could reasonably be expected to have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     The Company effected its initial public offering on March 14, 1997 at a price of $15.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the Common Stock for the calendar quarters indicated:


1997                                HIGH                  LOW
----                                ----                  ---
First Quarter beginning March 14    $18-1/8               $15-1/4
Second Quarter                       19-1/8                13-1/2
Third Quarter                        27                    15-3/4
Fourth Quarter                       24-1/2                17-7/8


     As of March 9, 1998, there were 123 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of such amount.

DIVIDEND POLICY

     The Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness and does not intend to pay cash dividends on the Common Stock in the foreseeable future. Under the terms of the indenture governing Senior Notes, the Company is not permitted to pay any dividends on the Common Stock unless certain financial ratio tests and other conditions are satisfied. In addition, the Company's bank facility with Wells Fargo Bank, N.A. (the "1997 Credit Facility") contains certain covenants which, among other things, limit the payment of cash dividends on the capital stock of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the fiscal years ended December 31, 1993, 1994, 1995, 1996, and 1997 has been derived from the audited financial statements of the Company. The selected PRO FORMA financial data set forth below is not necessarily indicative of the results that would have been achieved or that may be achieved in the future. The selected historical and PRO FORMA financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements of the Company and the notes thereto included elsewhere herein.


                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                                       ------------------------------

                                                       1993           1994           1995           1996           1997
                                                       ----           ----           ----           ----           ----
                                                    (in thousands, except per share and store and inventory operating data)
INCOME STATEMENT DATA:
Net sales                                               $97,305       $129,039       $170,671       $213,294       $296,655
Cost of goods sold (1)                                   68,527         92,275        123,415        153,222        214,345
                                                        -------       --------       --------       --------       --------
       Gross profit                                     $28,778       $ 36,764       $ 47,256        $60,072        $82,310
Selling, general and administrative expenses             21,889         26,143         32,664         41,345         56,915
Deferred compensation expense (2)                         1,390          1,259          3,087         71,760             --
                                                        -------       --------       --------       --------       --------
Operating income (loss)                                 $ 5,499       $  9,362       $ 11,505       $(53,033)      $ 25,395
                                                        -------       --------       --------       --------       --------
Other (expense) income
       Interest expense, net                               (271)          (252)          (368)       (12,169)        (8,928)
       Transaction expense and other                         23             45             65         (7,068)          (220)
                                                        -------       --------       --------       --------       --------
                                                        $  (248)      $   (207)      $   (303)      $(19,237)      $ (9,148)
                                                        -------       --------       --------       --------       --------
Income (loss) before provision for income
taxes and extraordinary loss                              5,251          9,155         11,202        (72,270)        16,247
Provision for income taxes (benefit)                        146            326            345            139         (2,833)
                                                        -------       --------       --------       --------       --------
Income (loss) before extraordinary loss                 $ 5,105       $  8,829       $ 10,857       $(72,409)      $ 19,080
                                                        -------       --------       --------       --------       --------
                                                        -------       --------       --------       --------       --------
Extraordinary loss on early extinguishment of
    debt, net of tax $1,679                                  --             --             --             --         (2,739)
                                                                                                                   --------
Net income                                                   --             --             --             --       $ 16,341
                                                                                                                   --------
                                                                                                                   --------
Net Income per share (diluted)                               --             --             --             --       $   0.79
                                                                                                                   --------
                                                                                                                   --------
Weighted average shares outstanding (3)                      --             --             --             --         20,602
                                                                                                                   --------
                                                                                                                   --------
PRO FORMA FOR INCOME TAX PROVISION (4):
Historical income (loss) before provision for
     income taxes                                       $ 5,251       $  9,155       $ 11,202       $(72,270)
Pro forma provision for income taxes                      2,856          4,478          6,144             --
                                                        -------       --------       --------       --------
Pro forma net income (loss)                             $ 2,395       $  4,677       $  5,058       $(72,270)
                                                        -------       --------       --------       --------
                                                        -------       --------       --------       --------
Pro forma net income (loss) per common share
    (diluted)                                                                        $   0.25       $  (3.54)
                                                                                     --------       --------
                                                                                     --------       --------
Weighted average common shares
     outstanding (3) (5)                                                               20,420         20,420
                                                                                     --------       --------
                                                                                     --------       --------
OPERATING DATA:
Net sales per gross square foot (6)                     $   478       $    546       $    661       $    707       $    649
Net sales growth                                          13.7%          32.6%          32.3%          25.0%          39.1%
Increase in comparable store sales (7)                    11.4%          17.3%          23.4%          10.2%          12.4%
Stores open at end of period                                 17             20             21             28             36
Inventory turns                                             3.1x           3.4x           3.7x           3.4x           3.0x
Ratio of Earnings to Fixed Charges (8)                      9.1x          11.6x          11.7x             --           2.6x
Capital expenditures                                   $  2,618       $  3,277       $  3,432     $    6,133        $ 9,650
BALANCE SHEET DATA:
Net working capital                                     $10,243        $11,468       $  6,002      $  27,436       $ 61,611
Property, plant and equipment, net                       10,066         11,642         13,276         14,966         22,809
Total assets                                             37,602         46,900         49,618         74,849        132,624
Total long term and revolving debt (including
     current debt)                                        3,400            825             --        103,536         66,667
Senior preferred stock                                       --             --             --         15,186             --
Junior preferred stock                                       --             --             --        138,610             --
Stockholders' equity (deficit)                           18,484         23,424         19,763        (68,815)        28,776


                       FOOTNOTES APPEAR ON FOLLOWING PAGE.

FOOTNOTES TO TABLE ON PREVIOUS PAGE.)

------------------------------------

(1) Cost of goods sold includes buying and occupancy costs.

(2) For the fiscal year 1996, the Company recorded a non-recurring deferred compensation expense of $71.8 million, of which $69.9 million related to the cancellation and exchange of management stock options pursuant to the Recapitalization and $1.9 million related to a non-cash charge resulting from the grant of stock options to management by certain investors. See
    Note 1 to the Consoidated Financial Statements.

(3) Weighted average shares represents shares calculated on a diluted basis.

(4) Pro forma provision for income taxes reflects the estimated statutory provision for income taxes assuming the Company was a "C" corporation.

(5) Weighted average shares outstanding assumes that: (i) the Common Stock sold in the Offering, the Common Stock issued pursuant to the Junior Preferred Stock Conversion and the Common Stock issuable upon the exercise of all of the Company's outstanding warrants and other common stock equivalents were outstanding during each of the periods presented, and (ii) the Common Stock redeemed in connection with the Offering was not outstanding during any of the periods presented. See Notes 1 and 10 to Notes to Consolidated Financial Statements.

(6) Net sales per gross square foot does not include new stores opened during the reporting period.

(7) Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months.

(8) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense. Earnings were insufficient to cover fixed charges by $72.3 million for the year ended December 31, 1996.

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL

          As of December 31, 1997, the Company had 36 stores operating in 19 major markets. From 1993 to 1997, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.1% and 38.6%, respectively, principally due to comparable store sales growth averaging 14.9% per year and the opening of new stores. Guitar Center achieved comparable store net sales growth of 23.4%, 10.2% and 12.4% for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. These increases were primarily attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

          The Company opened eight stores (two of which were acquired) in fiscal 1997 and seven stores in fiscal 1996 and presently expects to open approximately ten stores in fiscal 1998 and twelve stores in 1999. In preparation for these additional stores, management has dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. For example, the Company spent $2.9 million from January 1, 1993 to December 31, 1995 on system upgrades to support the storewide integration of a state-of-the-art management information system. The Company has also established centralized operating and financial controls and has implemented an extensive training program to ensure a high level of customer service in its stores. Management believes that the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans as described herein.

          Guitar Center's expansion strategy includes opening additional stores in certain of its existing markets and entering new markets. As part of its store expansion strategy, the Company opened five stores during a 14-month period from October 1993 through November 1994. Additionally, the Company opened one store in December 1995, seven stores in 1996, and eight stores in 1997. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company average. As the Company enters new markets, management expects that it will initially incur higher administrative and advertising costs per store than it currently experiences in established markets.

          The following table sets forth certain historical income statement data as a percentage of net sales:

                                                                     FISCAL YEAR ENDED
                                                                        DECEMBER 31,
                                                          ------------------------------------------
                                                             1995          1996             1997
                                                             ----          ----             ----
Net sales                                                    100.0%        100.0%           100.0%
Gross profit                                                  27.7          28.2             27.7
Selling, general and administrative expenses                  19.2          19.4             19.2
                                                             ------        ------           ------
Operating income before deferred compensation expense          8.5           8.8              8.5
Deferred compensation expense                                  1.8          33.7               --
                                                             ------        ------           ------
Operating income (loss)                                        6.7         (24.9)             8.5
Interest expense, net                                          0.1           5.7              3.0
Transaction expenses and other                                  --           3.3              0.1
                                                             ------        ------           ------
Income (loss) before income taxes                              6.6         (33.9)             5.4
Income taxes (benefit)                                         0.2            --             (1.0)
                                                             ------        ------           ------
Income (loss) before extraordinary loss                        6.4%        (33.9)%            6.4%
                                                             ------        ------           ------

                                       19

FISCAL 1997 COMPARED TO FISCAL 1996

          Net sales for the year ended December 31, 1997 increased 39.1% to $296.7 million from $213.3 million in fiscal 1996. This growth was attributable to an increase of $57.3 million in new store net sales, accounting for 68.7% of such increase. In addition, comparable store net sales increased 12.4% or $26.1 million, accounting for 31.3% of such increase. The increase in comparable net store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Such volume increases were primarily the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of Guitar Center stores.

          Gross profit for fiscal 1997 compared to fiscal 1996 increased 37.0% to $82.3 million from $60.1 million in fiscal 1996. Gross profit as a percentage of net sales ("gross margin") for fiscal 1997 decreased to 27.7% from 28.2% in fiscal 1996. The decrease in gross profit percentage reflects the impact of operating fifteen stores opened since January 1, 1996 (out of the total store base of 36 stores), which typically experience lower gross profits than mature stores due to the leveraging of occupancy costs. Comparatively, 1996 included the results of eight stores opened since January 1, 1995 (out of the total store base of 28 stores). In addition, there was an increase in the mix of sales of high technology products, which historically produce lower margins than low technology products.

          Selling, general and administrative expenses for fiscal 1997 increased 37.7% to $56.9 million from $41.3 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses for fiscal 1997 decreased to 19.2% from 19.4% in fiscal 1996. During fiscal 1997, eight new stores commenced operation and were open an average of eight months. The change in percentage of sales reflects the relatively fixed nature of certain general and administrative expenses and the effect of the increase in sales volume.

          In 1997, the Company had no deferred compensation expense, as such programs were terminated during 1996. In 1996, the deferred compensation expense resulted from a $69.9 million charge related to the purchase and exchange of management stock options and the cancellation of the Company's prior stock option program and a $1.9 million non-cash charge related to stock options granted by certain investors to certain members of management.

          The operating income for fiscal 1997 was $25.4 million compared to an operating loss of $53.0 million in fiscal 1996. Operating income before deferred compensation expense increased 35.6% to $25.4 million from $18.7 million over the comparable period. As a percentage of net sales, operating income before deferred compensation expense for fiscal 1997 decreased to 8.5% from 8.8% in the prior year, primarily due to the reduction in gross profit discussed above.

          Interest expense, net for fiscal 1997 decreased to $8.9 million from $12.2 million in fiscal 1996. In 1997, the interest expense consisted principally of interest on the Senior Notes. In 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes. The interest expense in 1996 was attributable to the write-off of financing fees of $4.7 million and interest of $7.5 million on outstanding borrowings during the seven months following the Recapitalization.

          In the second quarter of 1997, an extraordinary charge to operations of $4.4 million, net of tax benefit of $1.7 million, was incurred equal to the premium paid on the Notes plus the write-off of one-third of the unamortized deferred financing fees.

          Nonrecurring transaction expenses of $0.8 million related to the Recapitalization were expensed in fiscal 1997.

          Income tax benefit in 1997 was recorded due to the reduction of the valuation reserve on the Company's deferred tax asset, net of certain alternative minimum tax and state taxes. In 1996, no income taxes were recorded due to the loss incurred.

          Net income (loss) for fiscal 1997 increased to $16.3 million from ($72.4) million in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

          On March 19, 1997, the Company completed the Offering pursuant to which it sold 6,750,000 shares of

Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering). On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriter's exercise in full of their over-allotment option. Approximately $22.9 million of the net proceeds from the Offering was used to redeem, at a premium, all of the Senior Preferred Stock. As a result, a charge to dividends was incurred by the Company in the first quarter of 1997 for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus the premium paid on the Senior Preferred Stock. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts outstanding under the prior credit facility. In addition, approximately $18.4 million of the net proceeds from the Offering were used to redeem approximately 1,317,000 shares of Common Stock from certain members of management. Immediately following the closing of the Offering, the Company called for redemption an aggregate of $33.3 million principal amount of Senior Notes. The Company used approximately $37.9 million of the net proceeds from the Offering to redeem such Senior Notes, at a premium, on April 19, 1997 and to pay all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, the Company recorded an extraordinary charge to operations equal to the premium paid on the Senior Notes called for redemption plus the write-off of one-third of the unamortized deferred financing fees associated with the issuance of such Senior Notes.

          Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2006. As of December 31, 1997, the Company had no amounts outstanding under its 1997 Credit Facility, and had available borrowings of approximately $40 million. The interest rate under the 1997 Credit Facility as of the date of this Report was 8.50% on prime rate based borrowings and 7.18% on Eurodollar rate based borrowings. The agreement underlying the 1997 Credit Facility expires July 1, 2004 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to all such requirements as of December 31, 1997.

          For fiscal 1997 and 1996, cash used in operating activities was $2.4 million and $44.9 million respectively. Cash used in investing activites during fiscal 1997 totaled $19.1 million, relating principally to the acquisition of two musical instruments stores in Atlanta, Georgia ($10.3 million) and the construction costs of opening new stores ($9.6 million). In 1996, capital expenditures totaled $6.1 million relating to the opening of new stores, management information systems and store remodels. Cash provided by financing activities in fiscal 1997 totaled $29.2 million, which consisted principally of proceeds from the Offering of $107.0 million, net of the redemption of the Senior Preferred Stock of ($23.0 million), redemption of Common Stock ($18.4 million), redemption of Senior Notes ($33.3 million) and repayment of all amounts outstanding under the prior credit facility ($3.5 million). Cash provided by financing activities was $49.3 million for fiscal 1996, which includes the effects of the Recapitalization.

          The Company presently expects to spend approximately $12.0 million in capital expenditures in 1998.

          The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. The Company operated 36 stores as of December 31, 1997, eight of which were opened during 1997, and seven of which were opened during fiscal 1996, and presently expects to open approximately ten and twelve stores in each of fiscal 1998 and 1999, respectively.

          The Company believes that there may be attractive opportunities to expand by selectively acquiring existing music product retailers. The Company regularly considers and evaluates potential acquisition candidates in new and existing market areas, and is currently evaluating several such opportunities. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination of the foregoing. As of the date of this report, the Company had no existing agreements or commitments to effect any such acquisition. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any current negotiations will result in an acquisition. See "Item 1. Business -- Risks Related to the Business -- Aggressive Growth Strategy."

          Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including its present plans for expansion as described elsewhere herein. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under the 1997 Credit Facility. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

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

          As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $61.8 million, which will expire if unused in 2011. As of December 31, 1997, the Company had reserved $19.8 of the related deferred tax asset of $24.8 million.

SEASONALITY

          The Company's results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than in other quarters.

YEAR 2000

          The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In January 1997, the Company developed a plan to deal with the Year 2000 problem to make its systems Year 2000 compliant. The plan has been assigned to a senior vice president of the Company and provides for the conversion efforts to be completed by the end of 1998. The plan includes modifying, upgrading, or replacing its internal computer software applications and information systems. The Company does not expect that the cost of its year 2000 compliance program will be material to its business, results of operations or financial condition.
Although the impact on the Company caused by the failure of the Company's significant suppliers to achieve year 2000 compliance in a timely manner or effective matter is uncertain, the Company's business and results of operations could be materially adversely affected by such failure.

INFLATION

          The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its nets sales or profitability.

EFFECT OF FUTURE ACCOUNTING STATEMENTS

          AICPA Proposed Statement of Position (SOP), "REPORTING ON THE COSTS OF START UP ACTIVITIES," will require that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Anticipated release of the SOP is in the second quarter of 1998. The SOP will be effective for financial statements issued for fiscal years beginning after December 15, 1998.

FORWARD-LOOKING STATEMENTS

          This Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, Year 2000 conversion, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, change in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business -- Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Report will in fact be realized.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

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


                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in connection with the Company's annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)       Documents filed as part of this Report:

          1. The following financial statements for the Company are included as part of this Report:

               Index to Financial Statements                          Page F-1

          2. The following financial statement schedule for the Company is included as part of this Report:

               Schedule II -- Valuation and Qualifying Accounts       Page II-1

               All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b)       No reports on Form 8-K were filed during the quarter ended December
          31, 1997.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER    DESCRIPTION
------    -----------
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

10.12 Credit Agreement dated August 14, 1997 between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

10.15 Registration Rights Agreement dated July 2, 1996 by and among the Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

10.16* Management Stock Option Agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit
          10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

10.17* Management Stock Option Agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit
          10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

10.18 Registration Agreement dated June 5, 1996 among the Company and the parties named therein (Incorporated by reference to Exhibit 10.11 contained in Registration Statement on Form S-1 (File No. 333-10491))

10.19 Stockholders Agreement dated June 5, 1996 among the Company, and the investors listed therein (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))

10.20* Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.21* Form of Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.22*    1997 Equity Participation Plan (Incorporated by reference to Exhibit
          10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.23 Stockholders Consent dated as of January 24, 1997 by and among the Company and certain of its stockholders (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.24* Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.25*    Management Stock Repurchase Agreement (Incorporated by reference to
          Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.26* Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.27* Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1 (File No. 333-10491))

10.28* Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))

11.1      Calculation of Earnings (loss) per Common Stockholders

12.1      Ratio of Earnings to Fixed Charges

24.1      Power of Attorney (included on page S-1)

27.1      Financial Data Schedule

------------------------------

*Management contract or other compensation plan or arrangement.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 9th day of March, 1998.

                                   GUITAR CENTER, INC.

                                   /s/     LARRY THOMAS
                                   -----------------------------------------

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


               NAME                          TITLE                          DATE
               ----                          -----                          ----
       /s/ LARRY THOMAS          President, Chief Executive        March 9, 1998
       -------------------
       Larry Thomas              Officer and Director
                                 (Principal Executive Officer)

       /s/ BRUCE ROSS            Executive Vice President, Chief   March 9, 1998
       -------------------
       Bruce Ross                Financial Officer and
                                 Secretary (Principal
                                 Financial and Accounting
                                 Officer)
       /s/ MARTY ALBERTSON       Executive Vice President,         March 9, 1998
       -------------------
       Marty Albertson           Chief Operating Officer and
                                 Director

       /s/ PETER STARRETT        Director                          March 9, 1998
       -------------------
       Peter Starrett

       /s/ HARVEY KIBEL          Director                          March 9, 1998
       -------------------
       Harvey Kibel

       /s/ DAVID FERGUSON        Director                          March 9, 1998
       -------------------
       David Ferguson

       /s/ JEFFREY WALKER        Director                          March 9, 1998
       -------------------
       Jeffrey Walker

       /s/ MICHAEL LAZARUS       Director                          March 9, 1998
       -------------------
       Michael Lazarus

       /s/ STEVEN BURGE          Director                          March 9, 1998
       -------------------
       Steven Burge

                                 GUITAR CENTER, INC.

                            INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors (KPMG Peat Marwick LLP)                  F-2
Report of Independent Auditors (Ernst & Young LLP)                      F-3
Consolidated Balance Sheets as of December 31, 1996 and 1997            F-4
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997                                      F-5
Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 1995, 1996 and 1997                      F-6
Consolidated Statements of Cash Flows for the years
  ended December 31, 1995, 1996 and 1997                                F-7
Notes to Consolidated Financial Statements                              F-8

                                                                        Schedule
Financial Statement Schedule:
     Valuation and Qualifying Accounts                                  II-1

                            REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Guitar Center, Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP

Los Angeles, California
February 11, 1998

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Guitar Center, Inc.

     We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                    ERNST & YOUNG LLP

Los Angeles, California
March 6, 1996

                      GUITAR CENTER, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
                                                                  1996          1997
                                                                ----------------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $      47    $   7,755
 Accounts receivable, less allowance for
  doubtful accounts of $150 (1996) and
  $150 (1997)                                                       4,062        7,896
 Merchandise inventories                                           49,705       78,898
 Prepaid expenses and other current assets                          1,388        3,118
 Employee notes                                                        67          108
                                                                ----------------------
Total current assets                                               55,269       97,775
Property and equipment, net                                        14,966       22,809
Goodwill, net of accumulated amortization of
 $167 (1996) and $279 (1997)                                          432        4,094
Other assets                                                        4,182        7,946
                                                                ----------------------
                                                                $  74,849    $ 132,624
                                                                ----------------------
                                                                ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                               $  14,005    $  16,863
 Accrued expenses                                                   7,891       15,731
 Merchandise advances                                               2,401        3,570
 Revolving line of credit                                           3,536           --
                                                                ----------------------
Total current liabilities                                          27,833       36,164
Other long-term liabilities                                           645        1,017
Long-term debt                                                    100,000       66,667
Senior preferred stock, aggregate liquidation
 preference of $21,602; authorized
 4,250,000 shares, issued and outstanding 800,000
 shares at December 31, 1996
 and 0 at December 31, 1997                                        15,186           --
Stockholders' equity (deficit):
 Junior preferred stock, aggregate liquidation
  preference of $144,959 at December 31, 1996                     138,610           --
 Common stock, $0.01 par value, authorized 55,000,000
  shares; issued and outstanding 3,622,804 and
  19,338,073 at December 31, 1996 and 1997, respectively               36          193
 Warrants                                                           6,500        6,500
 Additional paid in capital                                        (6,966)     220,514
 Accumulated deficit                                             (206,995)    (198,431)
                                                                ----------------------
Total stockholders' equity (deficit)                              (68,815)      28,776
                                                                ----------------------
                                                                $  74,849    $ 132,624
                                                                ----------------------
                                                                ----------------------

               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR  ENDED DECEMBER 31,
                                                                  1995               1996          1997
                                                                ---------------------------------------------
Net sales                                                         $  170,671         $  213,294    $  296,655
Cost of goods sold, buying and occupancy                             123,415            153,222       214,345
                                                                  ----------         ----------    ----------
Gross profit                                                          47,256             60,072        82,310
Selling, general and administrative expenses                          32,664             41,345        56,915
Deferred compensation expense                                          3,087             71,760            --
                                                                  ----------         ----------    ----------
Operating income (loss)                                               11,505            (53,033)       25,395
Interest expense, net                                                   (368)           (12,169)       (8,928)
Transaction expenses                                                      --             (6,942)         (755)
Other income (expenses)                                                   65               (126)          535
                                                                  ----------         ----------    ----------
Income (loss) before income taxes and extraordinary loss              11,202            (72,270)       16,247
Income taxes (benefit)                                                   345                139        (2,833)
                                                                  ----------         ----------    ----------
Income (loss) before extraordinary loss                               10,857            (72,409)       19,080
Extraordinary loss on early extinguishment of debt, net of tax
 benefit of $1,679                                                        --                 --        (2,739)
                                                                  ----------         ----------    ----------
Net income (loss)                                                 $   10,857          $ (72,409)    $  16,341

Income (loss) available to common stockholders (1995 and 1996 data is unaudited pro forma data):
 Income (loss) before taxes                                       $   11,202          $ (72,270)           --
 Pro forma income tax benefit                                          6,144                 --            --
                                                                  ----------         ----------    ----------
 Net income (loss)                                                     5,058            (72,270)           --
 Senior and junior preferred stock dividends                             --               7,951         7,747
                                                                  ----------         ----------    ----------
 Net income (loss) available to common stockholders               $    5,058          $ (80,221)    $   8,594
                                                                  ----------         ----------    ----------
                                                                  ----------         ----------    ----------
 Net income (loss) per common share
   Basic                                                          $     0.26          $   (4.15)    $    0.44
                                                                  ----------         ----------    ----------
                                                                  ----------         ----------    ----------
   Diluted                                                        $     0.25          $   (3.93)    $    0.42
                                                                  ----------         ----------    ----------
                                                                  ----------         ----------    ----------
 Weighted average shares outstanding
   Basic                                                              19,329             19,329        19,331
                                                                  ----------         ----------    ----------
                                                                  ----------         ----------    ----------
   Diluted                                                            20,420             20,420        20,602
                                                                  ----------         ----------    ----------
                                                                  ----------         ----------    ----------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUITAR CENTER, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   JUNIOR                                      ADDITIONAL    RETAINED
                                                  PREFERRED       COMMON                        PAID IN      EARNINGS
                                                    STOCK         STOCK         WARRANTS        CAPITAL      (DEFICIT)       TOTAL
                                               -----------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
Balance at December 31, 1994                    $      --    $    4,987       $       --      $     --      $   18,437   $   23,424
     Net income                                        --            --               --            --          10,857       10,857
     Distributions to stockholder                      --            --               --            --         (14,518)     (14,518)
                                                ---------    ----------       ----------      --------      ----------   ----------
Balance at December 31, 1995                           --         4,987               --            --          14,776       19,763
     S Corporation cash distributions                  --            --               --            --         (28,057)     (28,057)
     S Corporation non-cash distributions              --            --               --            --          (1,753)      (1,753)
     Redemption of prior sole stockholder
         interest                                  19,800        (4,787)              --            --        (128,115)    (113,102)
     Reclassification of prior
         S Corporation deficit                         --            --               --       (10,249)         10,249           --
     Issuance of equity to management              49,500           500               --            --              --       50,000
     Issuance of equity to new investors           69,300           700               --            --              --       70,000
     Issuance of warrants                              --            --            6,500            --              --        6,500
     Options granted to management by
         investor group                                --            --               --         1,918              --        1,918
     Reclassification of excess of par
         value                                         --        (1,364)              --         1,364              --           --
     Sale of equity to management                      10            --               --             1              --           11
     Net loss                                          --            --               --            --         (72,409)     (72,409)
     Undeclared dividend on senior
         preferred stock                               --            --               --            --          (1,602)      (1,602)
     Accretion of senior preferred stock               --            --               --            --             (84)         (84)
                                                ---------    ----------       ----------      --------      ----------   ----------
Balance at December 31, 1996                      138,610            36            6,500        (6,966)       (206,995)     (68,815)
     Sale of equity to management                     307            --               --             3              --          310
     Conversion of junior preferred stock        (138,917)           93               --       138,824              --           --
     Offering of common stock                          --            77               --       106,959              --      107,036
     Repurchase of management common
         stock                                         --           (13)              --       (18,404)             --      (18,417)
     Senior preferred dividends paid                   --            --               --            --          (7,747)      (7,747)
     Accretion of senior preferred stock               --            --               --            --             (30)         (30)
     Exercise of employee stock options                --            --               --            98              --           98
     Net income                                        --            --               --            --          16,341       16,341
                                                ---------    ----------       ----------      --------      ----------   ----------
Balance at December 31, 1997                    $      --    $      193       $    6,500      $220,514      $ (198,431)  $   28,776
                                                ---------    ----------       ----------      --------      ----------   ----------
                                                ---------    ----------       ----------      --------      ----------   ----------

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUITAR CENTER, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR  ENDED DECEMBER 31,
                                                                                   1995              1996             1997
                                                                             ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $  10,857          $ (72,409)       $  16,341
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                                1,802              2,161            3,148
      Deferred compensation--repurchase of options                                    --             49,510               --
      Investor options to management                                                  --              1,918               --
      Change in deferred tax asset                                                    --                 --           (5,000)
      (Gain) loss on sale of fixed assets                                             (4)               112             (535)
      Amortization of deferred financing fees                                         --                215            1,363
      Changes in operating assets and liabilities:
         Accounts receivable                                                        (513)            (1,859)          (3,834)
         Merchandise Inventories                                                  (2,487)           (18,424)         (23,093)
         Prepaid expenses                                                           (317)              (698)          (1,840)
         Other assets                                                               (154)              (511)            (178)
         Accounts payable                                                          2,208              1,392            2,858
         Accrued liabilities                                                       1,452                830            6,840
         Deferred compensation                                                     3,087             (7,908)              --
         Merchandise advances                                                        490                391            1,169
         Other long-term liabilities                                                 (33)               382              372
                                                                               ---------          ---------        ---------
Net cash provided by (used in) operating activities                               16,388            (44,898)          (2,389)
INVESTING ACTIVITIES
Acquisition of Rhythm City, net of cash acquired                                      --                 --          (10,300)
Proceeds from sale of assets                                                          15                433              893
Purchases of property and equipment                                               (3,432)            (6,133)          (9,650)
Employee notes                                                                       (42)                15              (41)
                                                                               ---------          ---------        ---------
Net cash used in investing activities                                             (3,459)            (5,685)         (19,098)
FINANCING ACTIVITIES
Principal repayments of long-term debt                                              (825)                --               --
Proceeds from issuance of long-term debt                                              --            100,000               --
Net change in revolving debt facility                                                 --              3,536           (3,536)
Distribution of prior shareholder interest                                            --           (113,102)              --
Deferred financing fees paid                                                          --             (3,585)              --
Issuance of common stock                                                              --              1,200               --
Issuance of junior preferred stock                                                    --             69,300               --
Issuance of senior preferred stock                                                    --             13,500               --
Issuance of warrants                                                                  --              6,500               --
Distributions to prior sole shareholder                                          (14,518)           (28,057)              --
Redemption of Senior Notes                                                            --                 --          (33,333)
Proceeds from sale of stock to management                                             --                 --              310
Proceeds from initial public offering                                                 --                 --          107,036
Proceeds from exercise of stock options                                               --                 --               98
Redemption of senior preferred stock                                                  --                 --          (22,963)
Redemption of management stock                                                        --                 --          (18,417)
                                                                               ---------          ---------        ---------
Net cash provided by (used in) financing activities                              (15,343)            49,292           29,195
                                                                               ---------          ---------        ---------
Net increase (decrease) in cash and cash equivalents                              (2,414)            (1,291)           7,708
Cash and cash equivalents at beginning of year                                     3,752              1,338               47
                                                                               ---------          ---------        ---------
Cash and cash equivalents at end of year                                       $   1,338          $      47        $   7,755
                                                                               ---------          ---------        ---------
                                                                               ---------          ---------        ---------

                       GUITAR CENTER, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

Supplemental disclosure of cash flow information
      Cash paid during the year for:

         Interest                                            $  357      $11,890       $  8,319
                                                             ------      -------       --------
                                                             ------      -------       --------
         Income taxes                                        $  346      $   139       $    514
                                                             ------      -------       --------
                                                             ------      -------       --------

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

  In 1996, the Company entered into two sale leaseback transactions with its former sole stockholder aggregating $1,753,000.

  In 1997, the Company purchased all of the capital stock of Rhythm City, Inc. for $10.3 million. In conjunction with the acquisition, no liabilities were assumed.

  In 1997, the Company converted $138.9 million of Junior Preferred Stock to Common Stock.


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GUITAR CENTER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.   Nature of Business and Significant Accounting Policies

     NATURE OF BUSINESS

     Guitar Center, Inc. and subsidiary ("Guitar Center" or the "Company") operates a chain of retail stores which sell high quality musical instruments primarily guitars, keyboard, percussion and pro-audio equipment. At
December 31, 1997, the Company operated 36 stores in major cities throughout the United States with approximately 36% of the stores located in California.

     The financial statements give effect to the reincorporation of the Company from a California to a Delaware corporation on October 11, 1996 and a 2.582-to-1 stock split effectuated on January 15, 1997.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Guitar Center, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     OFFERING

     On March 19, 1997, the Company completed an initial public offering (the "Offering") of the Company's common stock, $.01 par value ("Common Stock"), pursuant to which it sold 6,750,000 shares of Common Stock and received approximately $94.4 million in net cash proceeds (before deducting expenses associated with the Offering). On April 15, 1997, the Company sold an additional 1,012,500 shares of Common Stock in the Offering and received an additional $14.1 million in net cash proceeds from the underwriters' exercise in full of their over-allotment option. Upon consummation of the Offering, all of the outstanding shares of the Company's 8% Junior Preferred Stock, $.01 par value ("Junior Preferred Stock"), were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of Junior Preferred Stock (the "Junior Preferred Stock Conversion"). No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock. Approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Company's 14% Senior Preferred Stock, $.01 par value ("Senior Preferred Stock"). As a result, the Company incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium. Approximately $9.7 million of the net proceeds from the Offering were used to repay all amounts under the Company's prior credit facility. In addition, the Company used approximately $18.4 million to redeem approximately 1,317,000 shares of Common Stock from management (the "Management Tax Redemption"). Approximately $37.9 million of the net proceeds from the Offering were used to redeem, at a premium of 10%, an aggregate of approximately $33.3 million principal amount of the Company's 11% Senior Notes and to pay all accrued and unpaid interest with respect to the Senior Notes called for redemption. The balance of the net proceeds was retained for general corporate purposes, which included the acquisition of two musical instrument stores in the Atlanta, Georgia market in April 1997.

     RECAPITALIZATION

     On June 5, 1996, Guitar Center consummated a series of transactions to effect the recapitalization of the Company (the "Recapitalization"). Members of management purchased 1,291,000 shares of the Company's Common Stock for $0.5 million cash and received 495,000 shares of Junior Preferred Stock in exchange for the cancellation of outstanding options exercisable for Common Stock. The Company's former sole stockholder received 198,000 shares of Junior Preferred Stock in exchange for Common Stock. New investors purchased
1,807,400 shares of Common Stock and 693,000 shares of Junior Preferred Stock for $70.0 million cash, and 800,000 shares of Senior Preferred Stock and Warrants for an aggregate $20.0 million cash. The Warrants are exchangeable for 676,590 shares of Common Stock. The Company repurchased shares of Common Stock from the former sole stockholder for $113.1 million cash, and canceled certain options for Common Stock held by management in exchange for $27.9 million cash. For financial statement purposes, the Company recorded a charge to operations in the amount of $69.9 million (net of $7.9 million which the Company had previously accrued) related to the cancellation and exchange of the management stock options.

     In part to fund the Recapitalization transaction and to repay the $35.9 million outstanding under its then existing credit facility, the Company borrowed $100 million under an increasing rate bridge facility (the "Bridge Facility"). The Bridge Facility was repaid on July 2, 1996 with the proceeds of the Company's 11% Senior Notes due 2006 ("Senior Notes") and cash on hand.

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

     ADVERTISING COSTS

     The Company expenses the costs of advertising as incurred. Advertising expense included in the statements of operations for the years ended December 31, 1995, 1996 and 1997, is $4,128,000, $5,717,000 and $7,527,000,
respectively.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management determined that a substantial valuation allowance was necessary as of December 31, 1996 and 1997 due to the increased leverage of the Company on that date and its effect on future taxable income.

     Prior to the Recapitalization, the Company had elected to be taxed as an S corporation. This election generally requires the individual stockholder rather than the Company to pay federal income taxes on the Company's earnings.

     California, and certain other states in which the Company does business, impose a minimum tax on Subchapter S Corporation income, which is reflected as income taxes on the statements of operations.

     GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business combinations are being amortized on a straight-line basis over 30 years.

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

     CONCENTRATION OF CREDIT RISK

     The Company's deposits are with various high quality financial institutions. Customer purchases are transacted using generally cash or credit cards. In certain instances, the Company grants credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $409,000 and $677,000 at December 31, 1996 and 1997, respectively. Credit losses have historically been within management's expectations.

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

     EARNINGS PER SHARE

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per share" ("SFAS 128"), in March 1997 and effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 in 1997. SFAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings available to common stockholders divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, is also required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share.

     The reconciliations of Basic to Diluted Weighted Average Shares are as follows:

                                           1995         1996        1997
                                         ---------------------------------
                                                  (IN THOUSANDS)
Basic shares                              19,329       19,329      19,331
Common stock equivalents                   1,091        1,091       1,271
                                          ------       ------      ------
Diluted shares                            20,420       20,420      20,602
                                          ------       ------      ------
                                          ------       ------      ------

     Net income (loss) available to common stockholders is the same for diluted and basic per share data. Per share data for 1996 includes the impact of options issued within one year of the initial public offering in accordance with the rules of the Securities and Exchange Commission.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     The fair value of the Company's short-term instruments reflects the fair value based upon current rates available to the Company for similar debt. As of December 31, 1997 the fair value of the Company's long term debt instrument is $74.7 million, based on quoted market prices.

     YEAR 2000

     In January 1997, the Company developed a plan to deal with the Year 2000 problem to make its systems Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

2.    INVENTORIES
     The major classes of inventories are as follows:

                                                     DECEMBER 31,
                                                  1996          1997
                                              -----------------------
                                                   (IN THOUSANDS)
Major goods                                   $  32,758     $  52,820
Associated accessories                            9,057        14,361
Vintage guitars                                   2,569         3,667
Used merchandise                                  2,439         3,450
General accessories                               2,882         4,600
                                              ---------     ---------
                                              $  49,705     $  78,898
                                              ---------     ---------
                                              ---------     ---------

     Major goods includes the major product lines including stringed merchandise, percussion, keyboards and pro-audio equipment. Associated accessories are comprised of accessories to major goods. General accessories includes other merchandise such as apparel, cables and books.

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    DECEMBER 31,
                                                 1996           1997
                                              -----------------------
                                                  (IN THOUSANDS)
Land                                          $   2,283     $   2,590
Buildings                                         7,693         8,793
Transportation equipment                            467           481
Furniture and fixtures                            8,161        11,206
Leasehold improvements                            6,440        10,360
Construction in progress                            185         2,062
                                              ---------     ---------
                                                 25,229        35,492
Less accumulated depreciation                    10,263        12,683
                                              ---------     ---------
                                              $  14,966     $  22,809
                                              ---------     ---------
                                              ---------     ---------

4.   DEBT

     In connection with the Recapitalization, the Company borrowed $100 million under the Bridge Facility. Financing fees of $4.7 million were paid and charged to the statement of operations during June 1996. On July 2, 1996, the Bridge Facility was repaid with the proceeds from the sale of Senior Notes and cash on hand. The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis.

     Immediately following the Offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of the Senior Notes. On April 19, 1997, the Company used $37.9 million of the net proceeds from the Offering to redeem such Senior Notes (the "Senior Note Redemption"), including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million (or $0.14 and $0.13 per basic and diluted share, respectively), was incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferrred financing fees.

     The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at the option of the Company, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the
principal amount redeemed, plus accrued and unpaid interest.   The holders of
the Senior Notes have the right to require the Company to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature 2006.

     In the third quarter of 1997, the Company terminated its prior credit facility (the "1996 Facility) and entered into a new $40 million secured revolving line of credit (the "1997 Credit Facility") which is available through July 1, 2004. The 1997 Credit Facility provides for revolving credit or term loan borrowings up to $40 million in the aggregate. The Facility is secured by inventory and receivables, as defined. A fee of 0.25% is assessed on the unused portion of the facility. Borrowings under the 1997 Credit Facility bear interest at either the prime rate or at LIBOR plus 1.5%, at the Company's option, with interest due monthly. At December 31, 1997, the Company did not have any outstanding borrowings under the 1997 Credit Facility and $170,000 outstanding on standby letters of credit. The Company had available borrowings under the line of credit of approximately $39.8 million at December 31, 1997.

     In June 1996, the Company entered into the 1996 Facility , which was later repaid with the proceeds from the Offering and was terminated. At December 31, 1996, the Company had $3.5 million outstanding under the revolving line of credit and $300,000 outstanding on standby letters of credit.

     Under the terms of the 1997 Credit Facility and the Senior Notes, the Company is subject to various financial and other covenants. The Company was in compliance with such covenants at December 31, 1997.

5.   LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Company leases its office and most of its retail store facilities under various operating leases which expire at varying dates through June 2012. Generally, the agreements contain provisions which require the Company to pay for normal repairs and maintenance, property taxes and insurance.

     Through October 17, 1995, the Company leased from its Profit Sharing Plan two properties at a total monthly rental of $19,988. On October 17, 1995, the leases with the Company were cancelled for fees totaling $227,000. One of the properties was then purchased by the Company for $500,000, a price determined by an independent fiduciary. The other property was re-leased by the Company through 2005 from a then related party at a monthly rental of $8,250. The Company leases three additional properties through 2006 from a then related party at monthly rentals aggregating $34,400. The total rent expense recorded for related party leases totaled $292,000, $364,000 and $413,000 in 1995, 1996 and 1997, respectively.

     The total minimum rental commitment at December 31, 1997, under operating leases, is as follows:

YEAR  ENDED DECEMBER 31                                      AMOUNT
-----------------------                                  --------------
                                                         (in thousands)
1998                                                            $ 4,823
1999                                                              4,971
2000                                                              5,012
2001                                                              5,046
2002                                                              5,079
Thereafter                                                       21,287

     The total rental expense included in the statements of operations for the years ended December 31, 1995, 1996 and 1997 is $1,985,000, $2,856,000 and
$4,269,000, respectively.

6.   PROFIT SHARING PLAN

     The Company has a Profit Sharing Plan (the "Plan") which covers substantially all employees who meet a minimum employment requirement. The Company's board of directors can elect to contribute up to 15% of the participants' compensation for any plan year, subject to a maximum of $30,000 per participant. During the Plan years ended October 31, 1995, 1996 and 1997, the Company declared total contributions of $1,272,000, $654,000 and $894,000, respectively, which is included in accrued liabilities. In 1997, $193,000 of assets, included in the Plan, which had been forfeited by terminated employees, was reallocated to participants.

7.   STOCK OPTION PLANS

     1996 PERFORMANCE STOCK OPTION PLAN

     In June 1996, the Company adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provides for the granting of options to officers and key employees. The options were granted with an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant and generally vest ratably over three years. Upon the consummation of the Offering, no further options may be granted under the 1996 Plan.

     MANAGEMENT STOCK OPTION AGREEMENTS

     In June 1996, the Company granted options to certain officers to purchase 795,969 shares at an exercise price of $10.89 per share. Under the term of the option agreements, the conditions for full accelerated vesting occurred during 1997. No additional options are available for grant under this plan.

     1997 EQUITY PARTICIPATION PLAN

     In January 1997, the Company and its stockholders adopted the 1997 Equity Participation Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to purchase up to 875,000 shares of Common Stock, $.01 par value ("Common Stock"); PROVIDED, HOWEVER, that grants to any one individual may not exceed 150,000 shares of Common Stock in any calendar year. Options granted under the 1997 Plan must have an exercise price equal to the fair market value of the underlying Common Stock at the date of grant and vest ratably over various terms. As of December 31, 1997, 30,000 options had been granted under the 1997 Plan.

     OTHER OPTION ARRANGEMENTS

     In December 1996, the Company's institutional investors granted options to certain officers and key managers of the Company to purchase shares held by such investors at a purchase price of $4.33 per share. The Company is not a party to this agreement and has not, and will not, incur any obligation in connection with such options. Under generally accepted accounting principles, the Company recorded a charge in fiscal 1996 to the statement of operations in the amount of $1.9 million, with a corresponding increase to additional paid in capital.

     The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option pricing model, net income (loss) per share after deduction for preferred stock dividends of $7,951,000 and $7,747,000 in 1996 and 1997, respectively, including the following weighted average assumptions used in these calculations, would have been as follows:

                                                            DECEMBER 31,
                                                   ---------------------------
                                                        1996            1997
                                                   -----------      ----------
                                                         ($ IN THOUSANDS)
Pro forma net income (loss)                        $   (73,200)     $   14,695
Pro forma net income (loss) per share (diluted)    $     (3.97)     $     0.34

Risk free interest rate                                    7.0 %           6.2 %
Expected lives                                            10.0            10.0
Expected volatility                                         -- %          28.0 %
Expected dividends                                          --              --

Pro forma net loss reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 to 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                         WEIGHTED AVERAGE
                                          NO. OF SHARES   EXERCISE PRICE
                                          -------------------------------
Balance at December 31, 1995                         --        $      --
   Granted                                    1,509,807            10.89
   Exercised                                         --               --
   Forfeited                                         --               --
   Expired                                           --               --
                                              ---------        ---------
Balance at December 31, 1996                  1,509,807            10.89
   Granted                                       30,000            18.50
   Exercised                                     (8,994)           10.89
   Forfeited                                     (7,096)           10.89
   Expired                                           --               --
                                              ---------        ---------
Balance at December 31, 1997                  1,523,717        $   11.04
                                              ---------        ---------
                                              ---------        ---------

     At December 31, 1997, the outstanding stock options had an exercise price ranging from $10.89 to $18.50 per share and a remaining contractual life of 9-10 years.

     At December 31, 1997, the number of stock options exercisable was 975,486 and had a weighted average exercise price of $10.89.

     On February 26, 1998, the Company granted 748,782 stock options under the 1997 Plan at an exercise price of $20.75 per share.

     TERMINATED PLAN

     Prior to the Recapitalization, the Company had granted to certain members of management options to purchase 81,407,400 shares of common stock of the Company at prices ranging from $.0005 to $0.11 per share. Upon consummation of the Recapitalization, these options were exchanged for cash and securities with management and canceled. For financial statement purposes, the Company recorded a charge of approximately $69.9 million (net of the $7.9 million previously accrued as deferred compensation) in the statement of operations.

8.   INCOME TAXES

     Total income tax (benefit) for the year ended December 31, 1997 consists of:

                                                                 1997
                                                               -------
Income before extraordinary item                               $(2,833)
Extraordinary item                                              (1,679)
                                                               --------
                                                               $(4,512)
                                                               --------
                                                               --------

                                   CURRENT      DEFERRED        TOTAL
                                   -----------------------------------
Federal                            $   280      $(4,320)      $(4,040)
State                                  208         (680)         (472)
                                   -------      --------      --------
                                   $   488      $ 5,000)      $ 4,512)
                                   -------      --------      --------
                                   -------      --------      --------

     The pro forma unaudited income tax adjustments presented represent income taxes which would have been reported had the Company been subject to Federal and State income taxes as a C Corporation. The historical pro forma provisions for income taxes were as follows:

                                                            1995     1996
                                                         ------------------
                                                           (IN THOUSANDS)
Historical income taxes                                   $    345   $  139
                                                          --------   ------
Pro forma adjustments (unaudited):
     Federal                                                 5,001       --
     State                                                     798     (139)
                                                          --------   ------
          Total pro forma adjustments                        5,799     (139)
                                                          --------   ------
          Total pro forma provision for income taxes       $ 6,144   $   --
                                                          --------   ------
                                                          --------   ------

     Pro forma income tax expense for 1995 and 1996 and actual income tax benefit for 1997 differs from the statutory tax rate of 35% as applied to earnings before income taxes and extraordinary item, as follows:

                                                            1995         1996          1997
                                                            ----         ----          ----
                                                                    (IN THOUSANDS)
Expected income tax expense (benefit)                    $  3,921     $ (25,295)    $   5,686
State income taxes, net of federal benefit                    743        (3,650)          651
Non deductible deferred compensation                        1,080            --            --
Non deductible transaction costs                               --         3,281            --
Change in valuation allowance                                  --            --        (5,000)
Utilization of net carryforward                                --            --        (4,373)
Benefit not recorded due to net carry forward position         --        25,379            --
Other                                                         400           285            203
                                                         --------      --------      ---------
                                                         $  6,144      $     --      $  (2,833)
                                                         --------      --------      ---------
                                                         --------      --------      ---------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                            1996           1997
                                                            ----           ----
                                                               (IN THOUSANDS)
Deferred tax assets:
     Federal net operating loss carryforward            $  22,483       $  21,635
     State net operating loss carryforwards                 1,622             618
     Deferred compensation                                    772              --
     Accrued liabilities                                      648           1,477
     Inventory reserves                                       336           1,946
                                                        ---------       ---------
Total gross deferred tax assets                            25,861          25,677
                                                        ---------       ---------
Deferred tax liabilities
     Depreciation                                             140             521
     Other                                                    342             321
                                                        ---------       ---------
Total gross deferred liabilities                              482             842
                                                        ---------       ---------
Deferred tax assets net of deferred tax
 liabilities                                               25,379          24,835
                                                        ---------       ---------
Less valuation allowance                                   25,379          19,835
                                                        ---------       ---------
Net deferred tax assets                                 $      --       $   5,000
                                                        ---------       ---------
                                                        ---------       ---------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during
the carryforward period are reduced.   In order to fully realize the deferred
tax asset, the Company will need to generate future taxable income of approximately $61.8 million prior to the expiration of the net operating loss carry forwards in 2011.

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

9.   ACCRUED EXPENSES

                                                   DECEMBER 31,
                                                   ------------
                                                1996          1997
                                                ----          ----
                                                 (IN THOUSANDS)
Wages, salaries and benefits                 $  2,161      $  3,693
Sales tax payable                               2,011         3,124
Accrued interest                                   70         3,691
Other                                           3,649         5,223
                                             --------      --------
                                             $  7,891      $ 15,731
                                             --------      --------
                                             --------      --------

10.  PREFERRED STOCK

     REDEEMABLE SENIOR PREFERRED STOCK AND WARRANTS

     In 1996 in connection with the Recapitalization, the Company issued 800,000 shares of Senior Preferred Stock with an initial aggregate liquidation value of $20.0 million.

     In 1997, approximately $23.0 million of the net proceeds from the Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Senior Preferred Stock. As a result, the Company incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium.

     Dividends on the Senior Preferred Stock accrued at a rate of 14%. Such dividends were payable quarterly on each of March 15, June 15, September 15 and December 15, beginning June 15, 1996. The Senior Preferred stock was mandatorily redeemable on June 15, 2008 at a redemption price equal to the aggregate liquidation value plus all accrued and unpaid cash dividends.

     In connection with the issuance of the Senior Preferred Stock the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants are exchangeable for 676,590 shares of Common Stock and expire on June 5, 2006.

     The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The Warrants are exercisable at a price of $0.01 per share. The Senior Preferred stock accreted to its redemption value ($20.0 million) using the effective interest method through its mandatory redemption date of June 15, 2008.

     JUNIOR PREFERRED STOCK

     In connection with the Recapitalization in 1996, 1,386,000 shares of Junior Preferred Stock were issued. Each outstanding share of Junior Preferred Stock had a liquidation preference of $100.00. Dividends accrued at a rate of 8% per annum on the sum of the liquidation preference plus accumulated but unpaid dividends thereon.

     Upon consummation of the Offering, all of the outstanding shares of the Junior Preferred Stock were automatically converted into shares of Common Stock at a ratio of 6.667 shares of Common Stock for each share of Junior Preferred Stock. No accrued and unpaid dividends were paid on any shares of Junior Preferred Stock.

11.  SALE-LEASEBACK TRANSACTIONS

     On February 15, 1996, the Company entered into two sale-leaseback transactions with a then related party-in-interest. The combined sale amount for the two properties was $1,753,000 resulting in a $4,000 net gain for the Company. The two properties are leased back from the then related party-in-interest through 2006 for a combined monthly rental of $16,000.

12.  ACQUISITION

     On April 16, 1997, the Company acquired Rhythm City, Inc. ("Rhythm City"), the operator of two musical instrument retail stores in the Atlanta, Georgia market. Purchase consideration consisted of cash of $10.3 million, subject to adjustment based on the actual level of working capital on such date and other matters. The Company accounted for the acquisition using the purchase method and will amortize the resulting goodwill over thirty years. The purchase price included the acquisition of the building and improvements of the flagship Rhythm City store in Atlanta. All of the debt and other liabilities of Rhythm City were either repaid or assumed by the sellers prior to closing.

13.  LEGAL

     The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

14.  PRO FORMA DATA (UNAUDITED)

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FISCAL 1997
                                                           -----------
                                               (In thousands, except per share data)

                                  FIRST         SECOND        THIRD           FOURTH        TOTAL
                                  -----         ------        -----           ------        -----
Net sales                         $  59,809     $  69,627     $  75,948       $  91,271     $  296,655
Gross profit                      $  16,224     $  19,010     $  20,797       $  26,279     $   82,310
Net income (loss)                 $  (6,821)    $    (531)    $   3,289       $  12,657     $    8,594
Net income (loss) per share
(diluted)                         $   (0.05)    $   (0.03)    $    0.16       $    0.61     $     0.42


                                                           FISCAL 1996
                                                           -----------
                                               (In thousands, except per share data)

                                  FIRST         SECOND        THIRD           FOURTH        TOTAL
                                  -----         ------        -----           ------        -----

Net sales                         $  43,343     $  47,705     $  54,361       $  67,885     $  213,294
Gross profit                      $  12,782     $  13,017     $  15,273       $  19,000     $   60,072
Pro forma net income (loss)       $   2,334     $ (77,929)    $  (2,831)      $  (1,795)    $  (80,221)
Pro forma net income (loss)
 per share (diluted)              $    0.11     $   (3.82)    $   (0.14)      $   (0.09)    $    (3.93)

                                                                     SCHEDULE II
                        GUITAR CENTER, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED DECEMBER 31, 1996 AND 1997
                              (AMOUNTS IN THOUSANDS)

                                                 BALANCE AT      ADDITIONS     DEDUCTIONS                 BALANCE
                                                  BEGINNING      CHARGED TO       FROM                    AT END
                                                   OF YEAR       OPERATIONS     ALLOWANCE       OTHER     OF YEAR
                                                   -------       ----------     ---------       -----     -------
    December 31, 1996
     Allowance for doubtful receivables               $200              --          $(50)          --        $150
     Allowance for obsolescence & damaged goods       $100            $500            --           --        $600

December 31, 1997
     Allowance for doubtful receivables               $150              --            --           --        $150
     Allowance for obsolescence & damaged goods       $600              --            --           --        $600