Form 10-Q
period 1998-03-31
GUITAR CENTER INC
filed 1998-04-24
CIK 1021113

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ________________ to __________________


                          Commission File No.  000 - 22207

                                GUITAR CENTER, INC.
         -----------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                   95-4600862
         -----------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification Number)

       5155 CLARETON DRIVE
       AGOURA HILLS, CALIFORNIA                   91301
         -----------------------------------------------------------------
       (Address of principal executive offices)   (Zip Code)

                                   (818) 735-8800
         -----------------------------------------------------------------
                 Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes      X          No
                                   --------            --------

As of April 23, 1998, 19,365,779 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         GUITAR CENTER, INC. AND SUBSIDIARY

                                       INDEX




Part I.   Financial Information
          ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1997 . . . . . . 3

          Condensed Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

          Condensed Consolidated Statement of Stockholders' Equity  - March 31, 1998 . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows - Three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . 7

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information

          Item 1.  Not Applicable

          Item 2.  Not Applicable

          Item 3.  Not Applicable

          Item 4.  Not Applicable

          Item 5.  Not Applicable

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .12

                         GUITAR CENTER, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)


                                                  MARCH 31,        DECEMBER 31,
                                                    1998               1997
                                                  ----------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                    $         95        $      7,755
   Accounts receivable                                 6,983               7,896
   Merchandise inventories                            86,475              78,898
   Prepaid expenses and other current                  3,697               3,226
                                                    --------            --------
Total current assets                                  97,250              97,775

Property and equipment, net                           26,491              22,809
Goodwill, net of accumulated amortization              4,135               4,094
Other assets                                           7,918               7,946
                                                    --------            --------
                                                $    135,794        $    132,624
                                                    --------            --------
                                                    --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     15,716        $     16,863
   Accrued expenses and other current                 16,014              19,301
   Line of credit                                      3,012                   -
                                                    --------            --------
Total current liabilities                             34,742              36,164
Other long-term liabilities                            1,108               1,017
Long term debt                                        66,667              66,667
Stockholders' equity
   Preferred stock; authorized 5,000,000 at
     March 31, 1998 and December 31, 1997 none
     issued and outstanding                                -                   -
   Common stock, $0.01 par value, authorized
     55,000,000 shares, issued and outstanding
     19,364,490 at March 31, 1998 and 19,338,073
     at December 31, 1997, respectively                  193                 193
   Warrants                                            6,500               6,500
   Additional paid in capital                        220,795             220,514
   Accumulated deficit                              (194,211)           (198,431)
                                                    --------            --------
Total stockholders' equity                            33,277              28,776
                                                    --------            --------

                                                $    135,794        $    132,624
                                                    --------            --------
                                                    --------            --------


             See accompanying notes to condensed financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                                     THREE MONTHS ENDED
                                             MARCH 31, 1998      MARCH 31, 1997
                                             --------------      --------------
Net sales                                    $       85,216      $      59,809
Cost of goods sold, buying and                       61,686             43,585
                                               ------------        ------------
Gross profit                                         23,530             16,224

Selling, general and administrative                  17,203             11,551
                                               ------------        ------------
Operating income                                      6,327              4,673

Interest expense, net                                 1,972              2,933
Transaction expenses                                      -                731
                                               ------------        ------------

Income before income taxes                            4,355              1,009

Income taxes                                            135                 83
                                               ------------        ------------

Net income                                   $        4,220      $         926
Senior preferred stock dividends                          -              7,747
                                               ------------        ------------
Net income (loss) applicable to common
   stockholders                              $        4,220      $      (6,821)
                                               ------------        ------------
                                               ------------        ------------

Net income (loss) per share applicable to
   common stockholders
     Basic                                   $         0.22      $       (0.35)
                                               ------------        ------------
                                               ------------        ------------
     Diluted                                 $         0.20      $       (0.33)
                                               ------------        ------------
                                               ------------        ------------

Weighted average shares outstanding
     Basic                                           19,347             19,329
                                               ------------        ------------
                                               ------------        ------------
     Diluted                                         20,773             20,419
                                               ------------        ------------
                                               ------------        ------------

              See accompanying notes to condensed financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
                               (Dollars in thousands)


                                                 Additional  Retained
                               Common             Paid in    Earnings
                               Stock    Warrants  Capital    (Deficit)   Total
                             ---------------------------------------------------
Balance at December 31, 1997 $     193 $   6,500 $ 220,514 $ (198,431) $  28,776

Exercise of stock options            -         -       281          -        281

Net income                           -         -         -      4,220      4,220

                             ---------------------------------------------------
Balance at March 31, 1998    $     193 $   6,500 $ 220,795 $ (194,211) $  33,277
                             ---------------------------------------------------
                             ---------------------------------------------------

                   See accompanying notes to financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)



                                                         THREE MONTHS ENDED MARCH 31,
                                                            1998               1997
                                                         -----------      -----------
OPERATING ACTIVITIES
Net income                                               $   4,220          $      926
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              996                 674
    Amortization of deferred financing fees                     60                  90
    Changes in operating assets and liabilities:
       Accounts receivable                                     913                  34
       Merchandise inventories                              (7,577)             (8,342)
       Prepaid expenses                                       (471)             (1,326)
       Other assets                                            (73)                  -
       Accounts payable                                     (1,147)              1,005
       Accrued expenses and other current liabilities       (3,287)             20,600
       Other long term liabilities                              91                  92
                                                           -------            --------
Net cash provided by (used in) operating activities         (6,275)             13,753

INVESTING ACTIVITIES
Purchase of property and equipment                          (4,678)             (1,770)
                                                           -------            --------
Net cash used in investing activities                       (4,678)             (1,770)

FINANCING ACTIVITIES
Net change in revolving debt facility                        3,012              (3,536)
Proceeds from sale of stock to management                        -                 310
Issuance of common stock                                         -              93,614
Redemption of management common stock                            -             (18,417)

Redemption of senior preferred stock                             -             (22,963)
Exercise of stock options                                      281                   -
                                                           -------            --------
Net cash provided by financing activities                    3,293              49,008

Net increase (decrease) in cash and cash equivalents        (7,660)             60,991
Cash and cash equivalents at beginning of year               7,755                  47
                                                           -------            --------

Cash and cash equivalents at end of period               $      95          $   61,038
                                                           -------            --------
                                                           -------            --------


                  See accompanying notes to financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, and subsidiary ("Guitar Center" or the "Company"), as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


1.   Income Taxes

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company had a net operating loss carryforward for federal income taxes of approximately $61.8 million. Accordingly, no provision for income taxes has been made in the condensed consolidated statement of operations for the quarter ended March 31, 1998, except for certain minimum federal and state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Guitar Center operated 38 stores in 20 major markets as of March 31, 1998. From 1993 to 1997, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.1% and 38.6%, respectively, principally due to comparable store sales growth averaging 14.9% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

     The Company opened eight stores in 1997, of which two were purchased by the Company and, as of March 31, 1998, the Company had opened two additional stores in 1998. Presently the Company expects to open an additional eight stores during the remainder of 1998. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediate foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that it will initially incur higher administrative and promotional costs per store than it currently experiences in established markets.

     The following table sets forth certain historical income statement data as a percentage of net sales:


                                                   Three Months Ended
                                                        March 31,
                                                   1998           1997
                                                  ------         ------
Net sales                                         100.0%         100.0%
Gross profit                                       27.6           27.1
Selling, general, and administrative
   expenses                                        20.2           19.3

                                                  ------         ------
Operating income                                    7.4            7.8
Interest expense, net                               2.3            4.9
Transaction expenses                                  -            1.2

                                                  ------         ------
Income before income taxes                          5.1            1.7
Income taxes                                        0.2            0.1

                                                  ------         ------
Net income                                          4.9%           1.6%
                                                  ------         ------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

     Net sales of the Company increased to $85.2 million for the three months ended March 31, 1998, from $59.8 million for the comparable prior period, a 42.5% increase. This growth was attributable to an increase of 17.5% in comparable store net sales which contributed $10.4 million, or 41.0% of the total increase. New store net sales of $15.0 million accounted for the balance of the increase in net store sales. In the opinion of management, the strong sales performance in the first quarter of 1998 reflects an extraordinarily successful promotional period, the introduction of the Company's Preferred Player credit card, and the effect of the Easter holiday falling into the second quarter of 1998 versus the first quarter in 1997. Management does not expect this comparable sales trend to continue at this high level.

     Gross profit dollars for the three months ended March 31, 1998 compared to 1997 increased 45.0% to $23.5 million from $16.2 million. Gross profit as a percentage of net sales for the three months ended March 31, 1998 compared to 1997 increased to 27.6% from 27.1%. Gross margin for the immediately preceding quarter ended December 31, 1997 (which included the Christmas selling season) was 28.8%.

     Selling, general and administrative expenses for the three months ended March 31, 1998 compared to 1997 increased 48.9% to $17.2 million from $11.6 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the unit level due to an increase in the number of stores in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% from 19.3%. The change in percentage of sales reflects the incremental cost of staffing newly opened and immature stores, which typically achieve less leverage than mature stores. In addition, the increase reflects additional corporate personnel and management information systems expenses associated with the Company's continuing expansion.

     Operating income for the three months ended March 31, 1998 was $6.3 million compared to operating income of $4.7 million for the same three months of 1997, an increase of 35.4%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income for the three months ended March 31, 1998 was 7.4% compared to 7.8% in 1997.

     Interest expense, net for the three months ended March 31, 1998 decreased to $2.0 million from $2.9 million in the same period of 1997. The decrease is principally the result of interest incurred on the Company's 11% Senior Notes due 2006 (the "Senior Notes"). On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

     Net income (before Senior Preferred Stock Dividends) for the three months ended March 31, 1998 increased to $4.2 million from $0.9 million for the same period in 1997, principally as a result of the increase in sales and gross margin and a reduction in interest expense of $1.0 million, partially offset by an increase in selling, general and administrative expenses. See "Note 2. Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to the final maturity in 2006. As of March 31, 1998, the Company had $3.0 million outstanding under its Credit Facility, $0.7 million outstanding on standby letter of credit, and had available borrowings of approximately $36.3 million. The agreement underlying the Credit Facility expires July 1, 2004 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to all such requirements as of March 31, 1998.

     For the three months ended March 31, 1998, cash used by operating activities was $6.3 million. Capital expenditures totaled $4.7 million, relating principally to the opening of new stores and the relocation of two existing stores. Cash provided by financing activities totaled $3.3 million, which consisted principally of borrowings under the Credit Facility.

     During the first quarter of 1998, inventory turn for new product decreased from 3.5 times as of March 31, 1997 to 3.2 times as of March 31, 1998 and, as a result, inventory increased by approximately 4.0% per square foot. Management believes that the increase in inventory balances reduced store stockouts which benefited comparable and new store sales.

     The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended March 31, 1998, the Company opened two new stores. Each new store typically has required approximately $2.0 million for gross inventory. Historically, the Company's cost of capital improvements for an average new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment.

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

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including its present plans for expansion as described elsewhere herein. The Company's capital resources and liquidity are expected to be provided by the Company's net cash flow from operations and borrowings under the Credit Facility. Depending upon market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, if at all.

SEASONALITY

     The Company's results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

INFLATION

     The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

     In April 1998, the AICPA issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" (98-5). The SOP requires that costs incurred during start-up activities, including organization costs, be expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle.

     The Company expects to adopt SOP 98-5 in the first quarter of 1999. Management estimates that the Company will incur a cumulative effect of a change in accounting principle of approximately $1.0 million in the consolidated statement of operations relative to the adoption of the SOP.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

     This Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, the effectiveness of the Company's promotion and merchandising strategies, change in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. These matters and other business risks to which the Company is subject are discussed in the Company's periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of such risks in greater detail is contained under the caption "Item 1., Business Risks Related to the Business" on pages 11 through 13 of the Company's 1997 Annual Report on Form 10-K.

Part II.  OTHER INFORMATION


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                    (a)  Exhibits.
                         Exhibit 11.    Income (loss) per share.

                         Exhibit 27.    Financial Data Schedule.

                    (b)  Reports on Form 8-K.  None.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 23rd day of April, 1998.

                                   Guitar Center, Inc.

                                   /s/  Bruce L. Ross

                                   Bruce L. Ross, Executive Vice President,
                                   Chief Financial Officer and Secretary

                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

Exhibit Index


Exhibit No.         Description
-----------         -----------
11                  Computation of Income (Loss) Per Share

27                  Financial Data Schedule