Form 10-Q
period 1998-06-30
GUITAR CENTER INC
filed 1998-08-05
CIK 1021113

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from ________________ to ________________


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

As of July 31, 1998, 20,070,018 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         GUITAR CENTER, INC. AND SUBSIDIARY

                                       INDEX

Part I.        Financial Information

               ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997......... 3

               Condensed Consolidated Statements of Operations - Three months ended June 30, 1998 and 1997............................................................................ 4

               Condensed Consolidated Statements of Operations - Six months ended June 30,
               1998 and 1997....................................................................... 5

               Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1998 and 1997.............................................................. 6

               Notes to Condensed Consolidated Financial Statements................................ 7

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..................................................... 8

Part II.       Other Information

               Item 1.  Not Applicable

               Item 2.  Not Applicable

               Item 3.  Not Applicable

               Item 4.  Submission of Matters to a Vote of Security Holders........................13

               Item 5.  Not Applicable

               Item 6.  Exhibits and Reports on Form 8-K...........................................14

                         GUITAR CENTER, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)

                                                    JUNE 30,      DECEMBER 31,
                                                      1998            1997
                                                   ----------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     108      $   7,755
   Accounts receivable                                 7,237          7,896
   Merchandise inventories                            95,180         78,898
   Prepaid expenses and other current assets           4,884          3,226
                                                   ---------      ---------
Total current assets                                 107,409         97,775
Property and equipment, net                           29,629         22,809
Goodwill, net of accumulated amortization              4,711          4,094
Other assets                                           8,221          7,946
                                                   ---------      ---------
                                                   $ 149,970      $ 132,624
                                                   ---------      ---------
                                                   ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  16,002      $  16,863
   Accrued expenses and other current liabilities     16,541         19,301
   Line of credit                                     11,174              -
                                                   ---------      ---------
Total current liabilities                             43,717         36,164
Other long-term liabilities                            1,221          1,017
Long term debt                                        66,667         66,667
Stockholders' equity
 Preferred stock; authorized 5,000,000 shares at
   June 30, 1998 and December 31, 1997, none issued
   and outstanding                                         -              -

 Common stock, $0.01 par value, authorized
   55,000,000 shares, issued and outstanding
   20,069,735 at June 30, 1998 and 19,338,073
   at December 31, 1997, respectively                    201            193
 Warrants                                                  -          6,500
 Additional paid in capital                          227,519        220,514
 Accumulated deficit                                (189,355)      (198,431)
                                                   ---------      ---------
Total stockholders' equity                            38,365         28,776
                                                   ---------      ---------
                                                   $ 149,970      $ 132,624
                                                   ---------      ---------
                                                   ---------      ---------

          See accompanying notes to condensed financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                     THREE MONTHS ENDED
                                                 JUNE 30, 1998  JUNE 30, 1997
                                                --------------  -------------
Net sales                                          $  91,260      $  69,627
Cost of goods sold, buying and occupancy              65,429         50,617
                                                   ---------       --------
Gross profit                                          25,831         19,010

Selling, general and administrative                   19,035         13,580
                                                   ---------       --------
Operating income                                       6,796          5,430

Interest expense, net                                  2,096          2,127
Gain on sale of assets                                  (324)          (535)
                                                   ---------       --------
Income before income taxes and
  extraordinary loss                                   5,024          3,838

Income taxes                                             168          1,630
                                                   ---------       --------
Income before extraordinary loss                   $   4,856      $   2,208

Extraordinary loss on early extinguishment of
  debt, net of tax of $1,679                             -           (2,739)
                                                   ---------       --------
Net income (loss)                                  $   4,856      $    (531)
                                                   ---------       --------
                                                   ---------       --------
Net income (loss) per share
     Basic                                         $    0.25      $   (0.03)
                                                   ---------       --------
                                                   ---------       --------
     Diluted                                       $    0.23      $   (0.03)
                                                   ---------       --------
                                                   ---------       --------
Weighted Average Shares Outstanding
     Basic                                            19,550         19,329
                                                   ---------       --------
                                                   ---------       --------
     Diluted                                          21,138         19,329
                                                   ---------       --------
                                                   ---------       --------


          See accompanying notes to condensed financial statements.

              SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.
                         GUITAR CENTER, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                     SIX MONTHS ENDED
                                               JUNE 30, 1998    JUNE 30, 1997
                                               -------------    -------------
Net sales                                          $ 176,476       $129,436
Cost of goods sold, buying and occupancy             127,115         94,202
                                                  ----------      ----------
Gross profit                                          49,361         35,234

Selling, general and administrative                   36,238         25,131
                                                  ----------      ----------
Operating income                                      13,123         10,103

Interest expense, net                                  4,068          5,060
Gain on sale of assets                                  (324)          (535)
Transaction expense                                      -              731
                                                  ----------      ----------
Income before income taxes and
  extraordinary loss                                   9,379          4,847

Income taxes                                             303          1,713
                                                  ----------      ----------
Income before extraordinary loss                   $   9,076       $  3,134

Extraordinary loss on early extinguishment of
  debt, net of tax $1,679                                -           (2,739)
                                                  ----------      ----------
Net income                                         $   9,076       $    395
                                                  ----------      ----------
                                                  ----------      ----------
Net income per share

     Basic                                         $    0.47       $   0.02
                                                  ----------      ----------
                                                  ----------      ----------
     Diluted                                       $    0.43       $   0.02
                                                  ----------      ----------
                                                  ----------      ----------

Weighted average shares outstanding
     Basic                                            19,449         19,329
                                                  ----------      ----------
                                                  ----------      ----------
     Diluted                                          20,952         20,456
                                                  ----------      ----------
                                                  ----------      ----------

             See accompanying notes to condensed financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                                                    SIX MONTHS ENDED JUNE 30,
                                                       1998           1997
                                                   ------------  ------------
OPERATING ACTIVITIES
Net income                                          $  9,076       $    395
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                      2,088          1,399
    Amortization of deferred financing fees              120          1,242
    Gain on sale of property                            (324)          (535)
    Changes in operating assets and liabilities:
     Accounts receivable                                 659           (591)
     Merchandise inventories                         (16,282)       (15,093)
     Prepaid expenses                                 (1,658)        (1,869)
     Other assets                                     (1,013)          (241)
     Accounts payable                                   (861)         2,673
     Accrued expenses and other current liabilities   (2,253)           208
     Other long term liabilities                         204            194
                                                    --------       --------
Net cash provided by (used in) operating activities  (10,244)       (12,218)

INVESTING ACTIVITIES
Proceeds from sale of property                           733            893
Purchase of property and equipment                    (9,315)        (5,009)
Payment for purchase of Rhythm City, Inc., net of
cash acquired                                           (507)       (10,300)
                                                    --------       --------
Net cash used in investing activities                 (9,089)       (14,416)

FINANCING ACTIVITIES
Net change in revolving debt facility                 11,174         (3,536)
Redemption of senior notes                               -          (33,333)
Proceeds from sale of stock to management                -              310
Proceeds from initial public offering                    -          107,631
Redemption of management common stock                    -          (18,417)
Redemption of senior preferred stock                     -          (22,963)
Exercise of stock options                                599            -
Warrant underwriting                                     (87)           -
                                                    --------       --------
Net cash provided by financing activities             11,686         29,692

Net increase (decrease) in cash and cash equivalents  (7,647)         3,058
Cash and cash equivalents at beginning of year         7,755             47
                                                    --------       --------
Cash and cash equivalents at end of period          $    108       $  3,105
                                                    --------       --------
                                                    --------       --------

                   See accompanying notes to financial statements.

                         GUITAR CENTER, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, and subsidiary ("Guitar Center" or the "Company"), as of June 30, 1998, and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes

     As a result of the $72.4 million loss incurred in fiscal 1996, the Company had a net operating loss carryforward for federal income taxes of approximately $61.8 million as of December 31, 1997. Accordingly, no provision for income taxes has been made in the condensed consolidated statement of operations for the three and six months ended June 30, 1998, except for certain minimum federal and state taxes.

3.   Warrants

     In June 1996, Guitar Center, Inc. issued warrants to purchase an aggregate of 676,325 shares of common stock, par value $0.01 per share, of the Company. On June 3, 1998, the warrants were exercised and converted into shares of common stock, on a cash-less exercise basis. The effect to the Company's total stockholders' equity was immaterial.

4.   Earnings Per Share

     In 1997, the Company adopted SFAS 128, which requires the presentation of basic and diluted earnings per share. The difference between the weighted average number of shares outstanding for basic and diluted earnings per share represents the dilutive effect of the Company's potential common stock (stock options and warrants outstanding during the applicable periods).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   OVERVIEW

     Guitar Center operated 42 stores in 23 major markets as of June 30, 1998. From 1993 to 1997, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.1% and 38.6%, respectively, principally due to comparable store sales growth averaging 14.9% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

     The Company opened eight stores in 1997, of which two were purchased by the Company and, as of June 30, 1998, the Company had opened six additional stores in 1998. Presently, the Company expects to open an additional four stores during the remainder of 1998. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediate foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that it will initially incur higher administrative and promotional costs per store than it currently experiences in established markets. Management also expects competition to increase over time as other music products retailers attempt to execute growth strategies.

     The following table sets forth certain historical income statement data as a percentage of net sales:


                                                   Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                   1998           1997           1998           1997
                                                -------        --------        -------        -------
Net sales                                        100.0%         100.0%         100.0%         100.0%
Gross profit                                       28.3           27.3           28.0           27.2
Selling, general, and administrative
   expenses                                        20.9           19.5           20.6           19.4
                                                -------        --------        -------        -------
Operating income                                    7.4            7.8            7.4            7.8
Interest expense, net                               2.3            3.1            2.3            3.9
Gain on sale of assets                             (0.4)          (0.8)          (0.2)          (0.4)
Transaction expenses and other                      -              -              -              0.6
                                                -------        --------        -------        -------
Income before income taxes and
   extraordinary item                               5.5            5.5            5.3            3.7
Income taxes                                        0.2            2.3            0.2            1.3
                                                -------        --------        -------        -------
Net income before extraordinary
   item                                            5.3%           3.2%            5.1%           2.4%
                                                -------        --------        -------        -------


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

     Net sales of the Company increased to $91.3 million for the three months ended June 30, 1998, from $69.6 million for the comparable prior period, a 31.1% increase. This growth was attributable to an increase of 14.0% in comparable store net sales which contributed $9.6 million, or 44.4%, of the total increase. New store net sales accounted for the balance of the increase in net store sales. In the opinion of management, the strong comparable store sales performance in the second quarter of 1998 reflects the effect of successful promotions and the continuing roll out of the Company's Preferred Player credit card. Management does not expect this comparable store sales trend to continue at this high level.

     Gross profit dollars for the three months ended June 30, 1998 compared to 1997 increased 35.9% to $25.8 million from $19.0 million. Gross profit as a percentage of net sales for the three months ended June 30, 1998 compared to 1997 increased to 28.3% from 27.3%. The increase in gross profit percentage is primarily due to opportunity buys in merchandise and improved margins in the pro audio and keyboard segments of the business.

     Selling, general and administrative expenses for the three months ended June 30, 1998 compared to 1997 increased 40.2% to $19.0 million from $13.6 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.9% from 19.5%. The change in percentage of sales reflects the incremental cost of staffing newly opened and immature stores, which typically achieve less leverage than mature stores. In addition, the increase reflects additional corporate personnel and management information systems expenses associated with the Company's continuing expansion.

     Operating income for the three months ended June 30, 1998 was $6.8 million compared to operating income of $5.4 million for the same three months of 1997, an increase of 25.2%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income for the three months ended June 30,
1998 was 7.4% compared to 7.8% in 1997.   The decrease is principally related
to the increase in selling, general and administrative expenses, partially offset by the increase in gross margin.

     Interest expense, net for the three months ended June 30, 1998 was $2.1 million unchanged from 1997. The interest expense for the second quarter of 1998 consisted of interest on the Company's 11% Senior Notes due 2006 (the "Senior Notes") and borrowings under the Company's line of credit. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

     In the second quarter of 1997, an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred equal to the premium paid on the Senior Notes redeemed plus the write-off of one-third of the unamortized deferred financing fees.

     Net income (loss) for the three months ended June 30, 1998 increased to $4.9 million from a loss of $(0.5) million for the same period in 1997, principally as a result of the effect of the extraordinary charge as discussed above, as well as an increase in sales and gross margin, partially offset by an increase in selling, general and administrative expenses. See "Note 2. Income Taxes".

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
     1997

     Net sales of the Company increased to $176.5 million for the six months ended June 30, 1998 from $129.4 million for the comparable prior period, a 36.3% increase. This growth was attributable to an increase of 15.7% in comparable store net sales which contributed $20.0 million, or 42.6% of the total increase. New store net sales accounted for the balance of the increase in net store sales.

     Gross profit dollars for the six months ended June 30, 1998 compared to 1997 increased 40.1% to $49.4 million from $35.2 million. Gross profit as a percentage of net sales for six months ended June 30, 1998 compared to 1997 increased to 28.0% from 27.2% in the six months ended June 30, 1997. The increase in gross profit percentage is primarily due to opportunity buys in merchandise and improved margins in the pro audio and keyboard segments of the business.

     Selling, general and administrative expenses for the six months ended June 30, 1998 compared to 1997 increased 44.2% to $36.2 million from $25.1 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% from 19.4%. The change in percentage of sales reflects the incremental cost of staffing newly opened and immature stores, which typically achieve less leverage than mature stores. In addition, the increase reflects additional corporate personnel and management information systems expenses associated with the Company's continuing expansion.

     Operating income for the six months ended June 30, 1998 was $13.1 million compared to operating income of $10.1 million for the same six months of 1997, an increase of 29.9%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income for the six months ended June 30, 1998 was 7.4% compared to 7.8% in 1997. The decrease is related to the increase in selling, general and administrative expenses, partially offset by the increase in gross margin.

     Interest expense, net for the six months ended June 30, 1998 decreased to $4.1 million from $5.1 million in the same period of 1997. The interest expense for the six months ended June 30, 1998 consisted principally of interest on the Company's Senior Notes and borrowings under the Company's line of credit. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

     In the second quarter of 1997 an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, was incurred equal to the premium paid on the Senior Notes redeemed plus the write-off of one-third of the unamortized deferred financing fees.

     Net income for the six months ended June 30, 1998 increased to $9.1 million from $0.4 million for the same period in 1997, principally as a result of the effect of the extraordinary charge discussed above, as well as an increase in sales and gross margin, partially offset by an increase in selling, general and administrative expenses. See "Note 2.Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

     Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to the their final maturity in 2006. As of June 30, 1998, the Company had $11.2 million outstanding under its Credit Facility, excluding $0.7 million outstanding on standby letters of credit, and had available borrowings under the 1997 Credit Facility of approximately $28.1million. The agreement underlying the Credit Facility expires July 1, 2004 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to all such requirements as of June 30, 1998.

     For the six months ended June 30, 1998, cash used by operating activities was $10.2 million. Cash used in investing activities totaled $9.1 million, relating principally to the opening of new stores and remodeling of moved stores. Cash provided by financing activities totaled $11.7 million, which consisted principally of borrowings under the Credit Facility.

     During the second quarter of 1998, the outstanding warrants were exercised and converted to 376,325 shares of common stock, par value $0.01 per share. The effect to the Company's total stockholders' equity was immaterial.

     During the second quarter of 1998, inventory turn for new product in mature stores decreased from 3.7 times as of June 30, 1997 to 3.3 times as of June 30, 1998. Management believes that the increase in inventory balances has reduced store stockouts which benefited comparable and new store sales.

     The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended June 30, 1998, the Company opened four new stores. Each new store typically has required approximately $2.0 million for gross inventory. Historically, the Company's cost of capital improvements for an average new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment.

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

YEAR 2000

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In January 1997, the Company developed a plan to deal with the Year 2000 problem to make its systems Year 2000 compliant. The plan has been assigned to a Senior Vice President of the Company and provides for the conversion efforts to be completed by the end of 1998. The plan includes modifying, upgrading, or replacing its internal computer software applications and information systems. The Company does not expect that the cost of its year 2000 compliance program will be material to its business, results of operations or financial condition. Although the impact on the Company caused by the failure of the Company's significant suppliers to achieve year 2000 compliance in a timely manner or effective matter is uncertain, the Company's business and results of operations could be materially adversely affected by such a failure.

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

     The Company expects to adopt SOP 98-5 in the first quarter of 1999. Management estimates that the Company will incur a cumulative effect of a change in accounting principle of approximately $1.0 million in the consolidated statement of operations for the period ending March 31, 1999 relative to the adoption of the SOP.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

     This Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, the effectiveness of the Company's promotion and merchandising strategies, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. These matters and other business risks to which the Company is subject are discussed in the Company's periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of such risks in greater detail is contained under the caption "Item 1., Business Risks Related to the Business" on pages 11 through 13 of the Company's 1997 Annual Report on Form 10-K.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on May 6, 1998. At that time there were present, in person or by proxy, 17,211,471 shares of the Company's Common Stock.

(b) At the annual meeting, three items were submitted to a vote of shareholders: (1) the election of directors; (2) the approval of the Company's 1997 Equity Participation Plan, as amended; and (3) the amendment to the Company's 1996 Performance Stock Option Plan.

(c) The results of voting for the election of eight directors at the Annual Meeting were as follows:

          Nominee                For             Withheld
          -------                ---             --------
          Larry Thomas        17,041,971          169,500
          Marty Albertson     17,041,971          169,500
          Steven Burge        17,041,871          169,600
          David Ferguson      17,041,871          169,600
          Harvey Kibel        17,044,671          166,800
          Michael Lazarus     17,044,571          166,900
          Peter Starrett      17,044,671          166,800
          Jeffrey Walker      17,044,431          167,040

     The results of voting for the approval of the Company's 1997 Equity Participation Plan, as amended, were as follows:

                         For       Against          Abstain        Broker Non-Votes
                         ---       -------          -------        ----------------
     1997 EPP        17,148,087     61,170           2,214                0

     The results of voting for the amendment to the Company's 1996 Performance Stock Option Plan were as follows:

                        For         Against        Abstain        Broker Non-Votes
                        ---         -------        -------        ----------------
     1996 PSOP      17,139,046      50,666         2,469             19,290

Part II.  OTHER INFORMATION


     ITEM 6.   EXHIBITS.

     (a)  Exhibits.
          Exhibit 11.    Income (loss) per share.

          Exhibit 27.    Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed a Form 8-K dated June 3, 1998 relating to the conversion of Warrants to purchase 676,566 shares of Guitar Center, Inc. Common Stock.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July, 1998.

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
