Form 10-Q
period 1998-09-30
GUITAR CENTER INC
filed 1998-11-12
CIK 1021113

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

As of November 5, 1998, 20,084,646 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       GUITAR CENTER, INC. AND SUBSIDIARY

                                      INDEX



Part I.  Financial Information

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997 .......... 3

         Condensed Consolidated Statements of Income - Three months ended
          September 30, 1998 and 1997............................................................... 4

         Condensed Consolidated Statements of Income - Nine months ended
         September 30, 1998 and 1997................................................................ 5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1998 and 1997 ............................................................... 6

         Notes to Condensed Consolidated Financial Statements  ..................................... 7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ...........................................................  8

Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K  ............................................... 14


                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1998            1997
                                                                         -------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents                                               $    113        $  7,755
   Accounts receivable                                                        8,329           7,896
   Merchandise inventories                                                   97,778          78,898
   Prepaid expenses and other current assets                                  5,032           3,226
                                                                           --------        --------
Total current assets                                                        111,252          97,775

Property and equipment, net                                                  32,076          22,809
Goodwill, net of accumulated amortization                                     4,665           4,094
Other assets                                                                  8,285           7,946
                                                                           --------        --------
                                                                           --------        --------
                                                                           $156,278        $132,624
                                                                           --------        --------
                                                                           --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  9,114        $ 16,863
   Accrued expenses and other current liabilities                            16,016          19,301
   Line of credit                                                            19,924              --
                                                                           --------        --------
Total current liabilities                                                    45,054          36,164
Other long-term liabilities                                                   1,327           1,017
Long term debt                                                               66,667          66,667
Stockholders' equity
   Preferred stock; authorized 5,000,000 shares at
    September 30, 1998 and December 31, 1997,
    none issued and outstanding                                                  --              --

   Common stock, $0.01 par value, authorized
    55,000,000 shares, issued and outstanding
    20,083,790 at September 30, 1998 and
    19,338,073 at December 31, 1997, respectively                               201             193
   Warrants                                                                      --           6,500
   Additional paid in capital                                               227,667         220,514
   Accumulated deficit                                                     (184,638)       (198,431)
                                                                          ---------        --------
Total stockholders' equity                                                   43,230          28,776
                                                                          ---------        --------
                                                                           $156,278        $132,624
                                                                          ---------        --------
                                                                          ---------        --------

          See accompanying notes to condensed financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                     ------------------  ------------------

Net sales                                                  $96,195             $75,948
Cost of goods sold, buying and occupancy                    69,210              55,151
                                                           -------             -------
Gross profit                                                26,985              20,797

Selling, general and administrative                         19,747              15,363
                                                           -------             -------
Operating income                                             7,238               5,434

Interest expense, net                                        2,260               1,896

Income before income taxes                                   4,978               3,538

Income taxes                                                   261                 255
                                                           -------             -------

Net income                                                 $ 4,717             $ 3,283
                                                           -------             -------
                                                           -------             -------

Net income per share
     Basic                                                 $  0.23             $  0.17
                                                           -------             -------
                                                           -------             -------
     Diluted                                               $  0.22             $  0.16
                                                           -------             -------
                                                           -------             -------

Weighted average shares outstanding
     Basic                                                  20,076              19,329
                                                           -------             -------
                                                           -------             -------
     Diluted                                                21,000              20,735
                                                           -------             -------
                                                           -------             -------

         See accompanying notes to condensed financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                       NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998 SEPTEMBER 30, 1997
                                            ------------------ ------------------

Net sales                                        $ 272,671          $ 205,384
Cost of goods sold, buying and occupancy           196,325            149,353
                                                 ---------          ---------
Gross profit                                        76,346             56,031

Selling, general and administrative                 55,985             40,494
                                                 ---------          ---------
Operating income                                    20,361             15,537

Interest expense, net                                6,328              6,955
Gain on sale of assets                                (324)              (535)
Transaction expense                                     --                731
                                                 ---------          ---------

Income before income taxes and
  extraordinary loss                                14,357              8,386

Income taxes                                           564              1,963
                                                 ---------          ---------

Income before extraordinary loss                    13,793              6,423

Extraordinary loss on early extinguishment of
  debt, net of tax $1,679                               --             (2,739)
                                                 ---------          ---------
Net income                                       $  13,793          $   3,684
                                                 ---------          ---------
                                                 ---------          ---------

Net income per share

     Basic                                       $    0.70          $    0.19
                                                 ---------          ---------
                                                 ---------          ---------
     Diluted                                     $    0.66          $    0.18
                                                 ---------          ---------
                                                 ---------          ---------

Weighted average shares outstanding
     Basic                                          19,658             19,329
                                                 ---------          ---------
                                                 ---------          ---------
     Diluted                                        20,869             20,456
                                                 ---------          ---------
                                                 ---------          ---------


           See accompanying notes to condensed financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                              1998            1997
                                                            --------       --------
OPERATING ACTIVITIES
Net income                                                  $ 13,793       $  3,684
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              3,267          2,222
    Amortization of deferred financing fees                      180          1,303
    Gain on sale of property                                    (324)          (535)
    Changes in operating assets and liabilities:
       Accounts receivable                                      (433)        (1,108)
       Merchandise inventories                               (18,880)       (19,517)
       Prepaid expenses                                       (1,806)        (1,543)
       Other assets                                           (1,090)          (214)
       Accounts payable                                       (7,749)           537
       Accrued expenses and other current liabilities         (2,228)         3,512
       Other long term liabilities                               310            294
                                                            --------        -------
Net cash used in operating activities                        (14,960)       (11,365)

INVESTING ACTIVITIES
Proceeds from sale of property                                   733            893
Purchase of property and equipment                           (12,940)        (6,985)
Payment for purchase of Rhythm City, Inc., net of cash
  acquired                                                    (1,058)       (10,300)
                                                            --------        -------
Net cash used in investing activities                        (13,265)       (16,392)

FINANCING ACTIVITIES
Net change in revolving debt facility                         19,924         (3,536)
Redemption of senior notes                                        --        (33,333)
Proceeds from sale of stock to management                         --            310
Proceeds from initial public offering                             --        107,571
Redemption of management common stock                             --        (18,417)
Redemption of senior preferred stock                              --        (22,963)
Exercise of stock options                                        757            --
  Warrant underwriting                                           (98)           --
                                                            --------        -------
Net cash provided by financing activities                     20,583         29,632

Net increase (decrease) in cash and cash equivalents          (7,642)         1,875
Cash and cash equivalents at beginning of year                 7,755             47
                                                            --------        -------

Cash and cash equivalents at end of period                  $    113        $ 1,922
                                                            --------        -------
                                                            --------        -------

                See accompanying notes to financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, and subsidiary ("Guitar Center" or the "Company"), as of September 30, 1998, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2.       Income Taxes

         As a result of the $72.4 million loss incurred in fiscal 1996, the Company had a net operating loss carryforward for federal income taxes of approximately $61.8 million as of December 31, 1997. Accordingly, no provision for income taxes has been made in the condensed consolidated statement of operations for the three and nine months ended September 30, 1998, except for certain minimum federal and state taxes.


3.       Warrants

         In June 1996, Guitar Center, Inc. issued warrants to purchase an aggregate of 676,325 shares of common stock, par value $0.01 per share, of the Company. On June 3, 1998, the warrants were exercised and converted into shares of common stock on a cash-less exercise basis. The effect to the Company's total stockholders' equity was immaterial.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Guitar Center operated 44 stores in 23 major markets as of September 30, 1998. From 1993 to 1997, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.1% and 38.6%, respectively, principally due to comparable store sales growth averaging 14.9% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

         The Company opened eight stores in 1997, of which two were purchased by the Company and, as of September 30, 1998, the Company had opened eight additional stores in 1998. Presently, the Company expects to open an additional four stores during the remainder of 1998. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. Management believes the infrastructure is in place to support its needs for the immediate foreseeable future, including its present expansion plans. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As the Company enters new markets, management expects that it will initially incur higher administrative and promotional costs per store than it currently experiences in established markets. Management also expects competition to continue to increase over time as other music products retailers attempt to execute national growth strategies.

         The following table sets forth certain historical income statement data as a percentage of net sales:


                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           1998        1997         1998         1997
                                                          ------      ------       ------       ------
Net sales                                                  100.0%      100.0%       100.0%       100.0%
Gross profit                                                28.1        27.4         28.0         27.3
Selling, general, and administrative
 expenses                                                   20.5        20.2         20.5         19.7
                                                          ------      ------       ------       ------
Operating income                                             7.6         7.2          7.5          7.6
Interest expense, net                                        2.4         2.5          2.3          3.4
Gain on sale of assets                                        --          --         (0.1)        (0.3)
Transaction expenses and other                                --          --           --          0.4
                                                          ------      ------       ------       ------
Income before income taxes and
 extraordinary item                                          5.2         4.7          5.3          4.1
Income taxes                                                 0.3         0.3          0.2          1.0
                                                          ------      ------       ------       ------
Income before extraordinary loss                             4.9%        4.4%         5.1%         3.1%
                                                          ------      ------       ------       ------


RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Net sales of the Company increased to $96.2 million for the three months ended September 30, 1998, from $75.9 million for the comparable prior period, a 26.7% increase. This growth was attributable to an increase of 10.3% in comparable store net sales which contributed $7.8 million, or 38.8%, of the total increase. New store net sales accounted for the balance of the increase in net store sales. In the opinion of management, the strong comparable store sales performance in the third quarter of 1998 reflects the effect of successful promotions. Management does not expect this comparable store sales trend to continue at this high level.

         Gross profit dollars for the three months ended September 30, 1998 compared to 1997 increased 29.8% to $27.0 million from $20.8 million. Gross profit as a percentage of net sales for the three months ended September 30, 1998 compared to 1997 increased to 28.1% from 27.4%. The increase in gross profit percentage is primarily due to opportunity buys in merchandise and improved margins in the pro audio and keyboard segments of the business.

         Selling, general and administrative expenses for the three months ended September 30, 1998 compared to 1997 increased 27.9% to $19.7 million from $15.4 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% from 20.2%. The change in percentage of sales reflects the incremental cost of staffing newly opened and immature stores, which typically achieve less leverage than mature stores. In addition, the increase reflects additional corporate personnel and management information systems expenses associated with the Company's continuing expansion, although these expenses were approximately flat with 1997 as a percentage of sales.

         Operating income for the three months ended September 30, 1998 was $7.2 million compared to $5.4 million for the same three months of 1997, an increase of 33.2%. The increase is principally the result of the increase in sales and gross profit margin percentage derived from both new and existing stores. As a percentage of sales, operating income for the three months ended September 30, 1998 was 7.6% compared to 7.2% in 1997. The increase is principally related to the leveraging of fixed expenses and increased selling margin.

         Interest expense, net for the three months ended September 30, 1998 increased to $2.3 million from $1.9 million in the same period of 1997. The interest expense for the third quarter of 1998 consisted of interest on the Company's 11% Senior Notes due 2006 (the "Senior Notes") and borrowings under the Company's line of credit.

         Net income for the three months ended September 30, 1998 increased to $4.7 million from $3.3 million for the same period in 1997, principally as a result of an increase in sales and gross margin, partially offset by an increase in selling, general and administrative expenses and interest expense. See "Note
2. Income Taxes".

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales of the Company increased to $272.7 million for the nine months ended September 30, 1998 from $205.4 million for the comparable prior period, a 32.8% increase. This growth was attributable to an increase of 13.7% in comparable store net sales which contributed $27.9 million, or 41.4% of the total increase. New store net sales accounted for the balance of the increase in net store sales.

         Gross profit dollars for the nine months ended September 30, 1998 compared to 1997 increased 36.3% to $76.3 million from $56.0 million. Gross profit as a percentage of net sales for nine months ended September 30, 1998 compared to 1997 increased to 28.0% from 27.3% in the nine months ended September 30, 1997. The increase in gross profit percentage is primarily due to opportunity buys in merchandise and improved margins in the pro audio and keyboard segments of the business.

         Selling, general and administrative expenses for the nine months ended September 30, 1998 compared to 1997 increased 38.3% to $56.0 million from $40.5 million. The increase in total selling, general and administrative expenses is a result of certain selling expenses incurred at the store level due to an increase in the number of stores in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% from 19.7%. The change in percentage of sales reflects the incremental cost of staffing newly opened and immature stores, which typically achieve less leverage than mature stores. In addition, the increase reflects additional corporate personnel and management information systems expenses associated with the Company's continuing expansion.

         Operating income for the nine months ended September 30, 1998 was $20.4 million compared to operating income of $15.5 million for the same nine months of 1997, an increase of 31.0%. The increase is principally the result of the increase in sales derived from both new and existing stores. As a percentage of sales, operating income for the nine months ended September 30, 1998 was 7.5% compared to 7.6% in 1997. The decrease is related to the increase in selling, general and administrative expenses, partially offset by the increase in gross margin.

         Interest expense, net for the nine months ended September 30, 1998 decreased to $6.3 million from $7.0 million in the same period of 1997. The interest expense for the nine months ended September 30, 1998 consisted principally of interest on the Company's Senior Notes and borrowings under the Company's line of credit. On April 19, 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

         In the second quarter of 1997 the Company incurred an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million, representing the premium paid on the Senior Notes redeemed plus the write-off of one-third of the unamortized deferred financing fees.

         Net income for the nine months ended September 30, 1998 increased to $13.8 million from $3.7 million for the same period in 1997, principally as a result of the effect of the extraordinary charge discussed above, as well as an increase in sales and gross margin, partially offset by an increase in selling, general and administrative expenses. See "Note 2. Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

         Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditures and working capital requirements, as well as possible acquisitions. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to the their final maturity in 2006. As of September
30, 1998, the Company had $19.9 million outstanding under its Credit
Facility, excluding $0.1 million outstanding on standby letters of credit, and had available borrowings under the 1997 Credit Facility of approximately $20.0 million. The agreement underlying the Credit Facility expires July 1,
2004 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with respect to all such requirements as of September 30, 1998.

         For the nine months ended September 30, 1998, cash used by operating activities was $15.0 million. Cash used in investing activities totaled $13.3 million, relating principally to the opening of new stores and remodeling of moved stores. Cash provided by financing activities totaled $20.6 million, which consisted principally of borrowings under the Credit Facility.

         During the second quarter of 1998, the outstanding warrants were exercised and converted to 376,325 shares of common stock, par value $0.01 per share. The effect to the Company's total stockholders' equity was immaterial.

         During the third quarter of 1998, inventory turn for new product in mature stores decreased from 3.6 times as of September 30, 1997 to 3.3 times as of September 30, 1998. Management believes that the increase in inventory balances has reduced store stockouts which benefited comparable and new store sales.

         The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended September 30, 1998, the Company opened two new stores. Each new store typically has required approximately $1.8 million for gross inventory. Historically, the Company's cost of capital improvements for an average new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment.

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

YEAR 2000

         The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer programs that are date dependent are found in the software that operates many IT systems as well as in the computer based devices which control many types of electronic equipment. Computer programs that are not Year 2000 compliant will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of the related IT systems or electronic equipment.

         In 1997, the Company established a project plan to investigate the Year 2000 compliance of its internal and third party computer system applications and hardware. The objective was to verify third party compliance and complete internal compliance prior to year end 1999. All work has been substantially completed with the exception of a major software project related to the Company's inventory management system due to be implemented in the first quarter of 1999. As of the date of this Report, the Company believes that all of its significant IT systems will be Year 2000 compliant by the end of 1999. The Company currently does not have a contingency plan with regard to the Year 2000. During 1999, the Company will continue to evaluate whether and to what extent contingency arrangements should be implemented.

         The Company has also endeavored to assess the Year 2000 compliance of the outside parties upon which it is most dependent, including large vendors of the products resold in the Guitar Center stores. While the Company is not aware of any material compliance difficulties expected by any such supplier, its ability to obtain accurate information is necessarily limited. A number of the Company's vendors manufacture their products overseas, also making accurate information difficult to obtain. Those vendors, as well as the Company, are also dependent upon the continued normal functioning of surface and air transportation, electric utility and voice and data transmission infrastructure, and the electronic payments systems and other activities of large financial institutions. Many of these companies have very large Year 2000 compliance programs underway because they tend to be dependent on large, proprietary "legacy" computing systems that are particularly susceptible to Year 2000 problems. The success of these compliance programs will prove important to the Company and those it does business with.

         Based on the assessment efforts to date, however, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. The Company believes that by the end of 1999, it will be able to fully determine its most reasonably likely worst case scenarios. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, (b) disruption of the distribution channel, including ports, and transportation vendors, as a result of a general failure of systems and necessary infrastructure such as electric power supply, voice and data communications and financial payment systems, and (c) unexpected failures of systems or devices that are misidentified as being Year 2000 compliant or which prove unexpectedly to contain non-compliant, date-dependent computer code.

         As of the date of this Report, the Company does not expect the future costs associated with its Year 2000 efforts to be substantial. To date, the Company has spent minimal resources on the Year 2000 issue, as such, primarily due to an already established, long term plan to upgrade and modernize all systems which it has been implementing since 1995. The Year 2000 issues have been addressed as part of the overall global system strategies. The Company's statements concerning future costs do not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant, or costs to implement any contingency plans.

         The information above contains forward-looking statements which reflect the current views of the Company with respect to Year 2000 compliance and the related costs and possible impact on its financial performance. As indicated above, these assessments may prove to be inaccurate. The Year 2000 problem is novel. Neither the Company nor any of its suppliers is experienced at identifying and remediating a problem of this sort which represents a systemic defect that, if not corrected, will cause the failure of computer systems and computer-controlled devices that are pervasive in the infrastructure of business and government.

INFLATION

         The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

         In April 1998, the AICPA issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" (98-5). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle.

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

Part II. OTHER INFORMATION

         ITEM 6.  EXHIBITS.

                 (a) Exhibit 10.29 Amended and Restated Employment Agreement between the Company and Bruce Ross

                      Exhibit 10.30 Amended and Restated Employment Agreement between the Company and Barry Soosman

                      Exhibit 11. Income per share.

                      Exhibit 27. Financial Data Schedule.

                 (b) Reports on Form 8-K. The Company filed a Form 8-K dated June 3, 1998 relating to the conversion of Warrants to purchase 676,566 shares of Guitar Center, Inc. Common Stock.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

                                       Guitar Center, Inc.

                                       /s/  Bruce L. Ross

                                       Bruce L. Ross, Executive Vice President,
                                       Chief Financial Officer and Secretary

                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

Exhibit Index


Exhibit No.   Description
-----------   -----------
10.29         Amended and Restated Employment Agreement between the Company and
              Bruce Ross

10.30         Amended and Restated Employment Agreement between the Company and
              Barry Soosman

11            Computation of Income Per Share

27            Financial Data Schedule
