Form 10-K
period 1998-12-31
GUITAR CENTER INC
filed 1999-03-12
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________________ to ___________________

                        COMMISSION FILE NUMBER 000-22207

                               GUITAR CENTER, INC.
               (Exact name of registrant as specified in charter)

                   DELAWARE                          95-4600862
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification Number)

              5155 CLARETON DRIVE                       91301
            AGOURA HILLS, CALIFORNIA                  (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 735-8800

               Securities registered pursuant to 12(b) of the Act:
                                      NONE

               Securities registered pursuant to 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 9, 1999, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $205,200,000 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the Registrant and person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES [X] NO [ ].

         As of March 9, 1999 there were 20,111,658 shares of Common Stock, par value $.01 per share, outstanding.

Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on April 26, 1999 are incorporated by reference into
Part III.

                     The Exhibit Index appears on page S-2.

                                     PART I

ITEM 1.     BUSINESS

COMPANY HISTORY

         Guitar Center, Inc. was founded in 1964 in Hollywood, California. In 1972, we opened our second store in San Francisco to capitalize on the emerging San Francisco rock 'n roll scene. By this time, our inventory had been expanded to include drums, keyboards, accessories and pro audio and recording equipment. Our flagship Hollywood store currently is one of the nation's largest and best-known retail stores of its kind with approximately 30,600 square feet of retail space. The Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of the Hollywood store is the Rock Walk which memorializes over 70 famous musicians and music pioneers. The Rock Walk attracts several tour buses daily and has helped to create international recognition of the Guitar Center name.

         Throughout the 1980s, we expanded by opening nine stores in five major markets including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. Current executive officers and key managers have been with the Company for an average of 14 years and two of such executive officers (Mr. Larry Thomas, the Company's President and Chief Executive Officer, and Mr. Marty Albertson, the Company's Executive Vice President and Chief Operating Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding Guitar Center's position as the leading music products retailer throughout the United States.

         We are a Delaware corporation with our principal executive offices located at 5155 Clareton Drive, Agoura Hills, California 91301, and our telephone number is (818) 735-8800. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this annual report, we are referring to Guitar Center, Inc.


BUSINESS

         As of December 31, 1998, we operated 48 stores in 24 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York and Cleveland. From fiscal 1994 through fiscal 1998, our net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.0% and 32.2% respectively. This growth was principally the result of strong and consistent comparable store sales growth, averaging 15.2% per year over such five-year period, and the opening of 31 new stores. Comparable store sales (stores opened for at least 14 months) for fiscal 1996, 1997 and 1998 were $187.7 million, $236.5 million and $332.7 million respectively.

         We offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe approximately 68% of our sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely upon our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

         Our prototype store generally ranges in size from 12,000 to 20,000 square feet (as compared to a typical music products retail store which averages approximately 3,200 square feet) and is designed to encourage customers to hold and play instruments. Each store carries an average of 7,000 core SKUs, which management believes is significantly greater than a typical music products retail store, and is organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

         Our stores historically have generated strong and stable operating results. Our stores, after being open for at least twelve months, have had positive store-level operating income in each of the past five fiscal years.

         The following summarizes certain key operating statistics of our store and is based upon the 36 stores operated by us for the full year ended December 31, 1998:


Average 1998 net sales per square foot                        $      638
Average 1998 net sales per store                               9,888,000
Average 1998 store-level operating income (1)                  1,404,000
Average 1998 store-level operating income margin (1)                14.2%


----------------------
(1) Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts, advertising and purchasing department salaries (based upon individual store sales).

         Our growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets. We opened a total of 12 stores in 1998, and presently expect to open approximately 12 stores in 1999 and approximately 16 stores in 2000. We have committed substantial resources to building a corporate infrastructure and management information system that we believe can support our needs, including our expansion plans, for the foreseeable future.

         For the fiscal years ended December 31, 1996, 1997 and 1998, we had net income (loss) of ($72.4) million, $16.3 million and $27.4 million, respectively.

INDUSTRY OVERVIEW

         The United States retail market for music products in 1997 was estimated in a study by MUSIC USA magazine to be approximately $6.1 billion in net sales, representing a five year compound annual growth rate of 7.1%. The broadly defined music products market, according to the National Association of Music Merchants ("NAMM"), includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $4.3 billion of this market, representing a five-year compound annual growth rate of 8.4%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets, or the computer software or apparel market in which we actively participate.

         The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (I.E, Guitar Center, Sam Ash Music Corp, Brook Mays/C&S/H&H, Schmitt Music Company and Musician's Friend, Inc.), accounting for approximately 10.9% of the industry's estimated $6.1 billion in net sales in 1997. Furthermore, 90% of the industry's estimated 8,400 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $0.7 million in annual net sales. In contrast, one of our stores generally averages between 12,000 and 20,000 square feet and in 1998 generated an average of approximately $9.4 million in annual net sales for stores open the full year (excluding our Hollywood store).

         Over the past ten years, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring this technology are available in a variety of forms and have broad applications across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices. For example, today an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was prohibitively expensive and was typically purchased only by professional sound recording studios.

BUSINESS STRATEGY

         Our goal is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

          - EXPANSION STRATEGY. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected markets. We opened a total of 12 stores in 1998 and 8 stores in 1997, and currently anticipate opening approximately 12 stores in 1999 and approximately 16 stores in 2000. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. See "-- Site Selection." We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $6,000,000, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $720,000. Within the industry there are other opportunities to expand, such as through mail order catalogue and internet sales businesses. We are presently investigating these avenues of growth either by acquisition or development of our own capability.

          - EXTENSIVE SELECTION OF MERCHANDISE. We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique, vintage equipment. The average 7,000 core SKUs offered through each of our stores provide a breadth and depth of in-stock items which we believe is not available from traditional music products retailers.

          - HIGHLY INTERACTIVE, MUSICIAN-FRIENDLY STORE CONCEPT. The purchase of musical instruments is a highly personal decision for musicians. We therefore believe that a large part of our success is attributable to our creative instrument presentations and colorful, interactive displays which encourage the customer to hold and play instruments as well as to participate in product demonstrations. Each store also provides private sound-controlled rooms to enhance a customer's listening experience while testing various instruments.

          - EXCEPTIONAL CUSTOMER SERVICE. Exceptional customer service is fundamental to our operating strategy. Accordingly, we conduct extensive training programs for our salespeople, who specialize in one of our five product categories. Many of our salespeople are also musicians. With the advances in technology and continuous new product introductions in the music products industry, customers increasingly rely on qualified salespeople to offer expert advice and assist in product demonstrations. We believe that our emphasis on training and customer service distinguishes us within the industry and is a critical part of our success.

          - INNOVATIVE PROMOTIONAL AND MARKETING PROGRAMS. We sponsor innovative promotional and marketing events which include in-store demonstrations, famous artist appearances and weekend themed sales events designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than 1.8 million customers. This database enables us to advertise to select target customers based on historical buying patterns. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

          - GUARANTEED LOW PRICES. We endeavor to be the low price leader in each of our markets, as underscored by our 30-day low price guarantee. Our size permits us to take advantage of volume discounts for large orders and other vendor supported programs. Although prices are usually determined on a regional basis, store managers are trained and authorized to adjust prices in response to local market conditions.

          - EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. Our executive officers and key managers have an average of 14 years with the Company.

MERCHANDISING

         Our merchandising concept differentiates us from most of our competitors. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We offer our merchandise at guaranteed low prices and utilize aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of our merchandising philosophy are as follows:

          - EXTENSIVE SELECTION OF MERCHANDISE. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. We offer products in five primary categories: guitars, amplifiers, percussion instruments, keyboards, and pro audio and recording equipment.

               - GUITARS. We believe that our electric, acoustic and bass guitar selections are among the deepest and broadest in the industry. Each store features for sale 300 to 500 guitars on the "guitar wall" and also displays many autographed instruments from world-renowned musicians. Major manufacturers, including Fender, Gibson, Taylor, Martin, PRS, Yamaha, Ovation and Ibanez, are well represented in popular models and colors. We believe we have one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $175 for entry-level guitars to over $50,000 for special vintage guitars. In addition, our line of string instruments include banjos, mandolins and dobros, among others. We also offer an extensive selection of guitar sound processing units and products which allow the guitar to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

               - AMPLIFIERS. We offer an extensive selection of electric acoustic and bass guitar amplifiers and in addition carry a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We represent most manufacturers, including Marshall, Fender, Crate, Ampeg, S.W.R. and Mesa Boogie.

               - PERCUSSION INSTRUMENTS. We believe that we are one of the largest retailers of percussion products in the United States. Our offerings range from basic drum kits to free standing African congos and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. We also have a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Premier, Tama and Zildjian. We carry an extensive selection of digital drum kits and hand held digital drum units. The digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.

               - KEYBOARDS. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post production market enthusiast. The product line covers a broad range of manufacturers including Roland, Alesis, Korg, Kurzweil, Emu, Yamaha and Ensoniq. We also maintain a broad selection of computer related recording products, including sound cards, sound libraries and composition, sequence and recording software.

               - PRO AUDIO AND RECORDING EQUIPMENT. Our pro audio and recording equipment division offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording tape to state-of-the-art digital recorders. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include JBL, Panasonic, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.

          - BROAD USED MERCHANDISE SELECTION. We offer an extensive selection of used merchandise, the majority of which derives from instruments traded in or sold to us by customers. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling an old instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are well trained and knowledgeable in the used musical instrument market.

          - GUARANTEED LOW PRICES. We endeavor to be the price leader in each of the markets we serve. We are one of the leading retailers in each of our product categories and our size permits us to take advantage of volume discounts for large orders and other vendor supported programs. To maintain this strategy of guaranteed low prices, we routinely monitor prices in each of our markets to assure that our prices remain competitive. Although prices are typically determined on a regional basis, store managers are trained and authorized to adjust prices in response to local market conditions. We underscore our low price guarantee by providing a cash refund of the price difference if an identical item is advertised by a competitor at a lower price within thirty days of the customer's purchase.

          - DIRECT MARKETING, ADVERTISING AND PROMOTION. Our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August, and the Guitar-a-thon in November. We believe that our special events have a broad reach as many of them have occurred annually during the past twenty years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances.

         As we enter new markets, we initiate an advertising program, including mail and radio promotions and other special grand opening activities, designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store-opening campaign to generate excitement and create customer awareness.

         We maintain a unique and proprietary database containing information on over 1.8 million customers. We believe that this database assists in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

CUSTOMER SERVICE

         Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. We believe that our well trained and highly knowledgeable sales force differentiates us from our competitors and is critical to maintaining customer confidence and loyalty. Our employees are typically musicians who are selected and trained to understand the needs of our customers. Salespeople specialize in one of our five product categories and begin training on their first day of employment. Sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. Based on examination results, an employee is given a rating which determines his or her salary and level of responsibility. We believe that our employee testing program impresses upon our salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salary by advancing through the certification program. We believe that due to our emphasis on training, we are able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service. In addition, each salesperson in the keyboards and pro audio and recording departments is certified by a technical advisory board after satisfactory completion of an extensive training program.

         Our customer base consists of (i) the professional or aspiring musician who makes or hopes to make a living through music and (ii) the amateur musician or hobbyist who views music as recreation. Management estimates that professional and aspiring musicians, who view the purchase of musical products as a career necessity, represent approximately 68% of our customer base, and account for approximately 75% of our sales. These customers make frequent visits to a store and develop relationships with the sales force. We generate repeat business and are successful in utilizing our unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, we service touring professionals, providing customized products for musical artists.

STORE OPERATIONS

         To facilitate our strategy of accelerated but controlled growth, we have centralized many key aspects of our operations, including the development of policies and procedures, accounting systems, training programs, store layouts, purchasing and replenishment, advertising and pricing. Such centralization effectively utilizes the experience and resources of our headquarters staff to establish a high level of consistency throughout all of our stores.

         Our store operations are led by our Chief Operating Officer and seven regional store managers with each regional manager responsible for approximately five to eight stores. Store management is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

         We ensure that store managers are well-trained and experienced individuals who will maintain our store concept and philosophy. Each manager completes an extensive training program which instills the values of operating as a business owner, and only experienced store employees are promoted to the position of store manager. As a result of this strategy, the average tenure of the store managers is approximately three years. We seek to encourage responsiveness and entrepreneurship at each store by providing store managers with a relatively high degree of autonomy relating to operations, personnel and merchandising. Managers play an integral role in the selection and presentation of merchandise, as well as the promotion of our reputation.

         We view our employees as long-term members of the Guitar Center team. We encourage employee development by providing the salesforce with extensive training and the opportunity to increase both compensation and responsibility level through increased product knowledge and performance. Our aggressive growth strategy provides employees with the opportunity to move into operations, sales and store management positions, which management believes is not available at most other music retailers. As we open new stores, key in-store management positions are primarily filled by the qualified and experienced employees from existing stores. By adopting a "promotion from within" strategy, we maintain a well trained, loyal, and enthusiastic sales force that is motivated by our strong opportunities for advancement. Both Larry Thomas and Marty Albertson, our Chief Executive Officer and Chief Operating Officer, respectively, began their careers as salespersons at Guitar Center.

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

          - PURCHASING. We believe we have excellent relationships with our vendors and, as one of the industry's largest volume purchasers, are able to receive prompt order fulfillment and access to our vendors' premium products. We maintain a centralized buying group comprised of merchandise managers, buyers, planners and distributors. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners and distributors are responsible for maintaining inventory levels and allocating the merchandise to the stores. We use a proprietary merchandise replenishment system which automatically analyzes and forecasts sales trends for each SKU using various statistical models, supporting the buyers by predicting each store's merchandise requirements. This has resulted in limited "out of stock" positions. We also utilize a software system, Arthur, for inventory budgeting purposes for all product groups at the store level.

         Our business and our expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. See "-- Risks Related to the Business -- We Depend on Suppliers."

          - DISTRIBUTION. We are currently evaluating the benefits and detriments to our operating income of having a central warehouse/distribution center. At the present time we do not have a central warehouse/distribution center and each of our vendors drop ship directly to each of our stores. To date we have been able to successfully execute our expansion strategy without a central warehouse/distribution facility. However, we believe there is an opportunity to reduce chainwide inventory levels and therefore reduce working capital requirements if we had a central warehouse/distribution center or used the services of a third party provider. We are presently conducting a study with the help of outside consultants to determine the financial implications and logistics of utilizing a central warehouse/distribution center.

          - INVENTORY CONTROL. Management has invested significant time and resources in our inventory control systems and believe we have one of the most sophisticated systems in the music products retail industry. Management believes the vast majority of music product retailers do not use a computerized inventory management system. We perform cycle inventory counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our shrinkage level has historically been very low which management attributes to our highly sophisticated system controls and strong corporate culture.

SITE SELECTION

         We believe we have developed a unique and, what historically have been, a highly effective selection criteria to identify prospective store sites. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Stores are typically located in free-standing locations to maximize their outside exposure and signage. Due to the fact that our vendors drop ship merchandise directly to the stores, our expansion plans have been dependent more on the characteristics of the individual store site than any logistical constraints that would be imposed by a central distribution facility. See "-- Store Locations."

MANAGEMENT INFORMATION SYSTEMS

         We have invested significant resources in management information systems that provide real-time information both by store and by SKU. The systems have been designed to integrate all major aspects of our business including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Our highly sophisticated management information system provides us with the ability to monitor all critical aspects of store activity on a real-time basis. Our system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting. We believe that the system we have developed will enable us to continue to improve customer service and operational efficiency and support our needs for the immediately foreseeable future.

COMPETITION

         We are in direct competition with two other major chains within the music industry -- Sam Ash of New York, New York and Music and Recording Superstores of Miami, Florida. As of December 31, 1998 we are in direct competition with Sam Ash in 7 of our markets and with MARS in 6 of our markets. Sam Ash and MARS have also been expanding their store base and, based on published reports, will continue to do so in 1999, and we expect that there will be additional competitive overlap in new and existing Guitar Center markets. There is, however, room for consolidation within the music industry as the top ten retailers (including Guitar Center, Sam Ash and MARS) only account for approximately 15% of the market compared to a 60% market share held by the top ten retailers in the consumer electronics industry and the toy industry.

         We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs. Customer satisfaction is paramount to our operating strategy and we believe that providing knowledgeable and friendly customer service gives us a competitive advantage. The store environment is designed to be an entertaining and exciting environment in which to shop. In an effort to exceed customer expectations, our stores provide a number of services not generally offered by most competitors, including the ability to hold and use merchandise, product demonstrations and extensive product selection. Salespeople are highly trained and specialize in one of our five product areas. Salespeople are certified by an outside technical advisory board, based on extensive training and product knowledge testing. We believe that this certification process has increased the professionalism of our employees while reducing turnover. Customers are encouraged to help themselves to the displayed instruments or to seek the assistance of the professional salespeople.

         Certain factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors' expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our market by competitors with substantial financial or other resources. See "-- Risks Related to the Business -- We May Be Unable to Meet Our Growth Strategy"; and "We Have Competitors."

EMPLOYEES

         As of December 31, 1998, we employed approximately 1,727 people, of whom approximately 937 were hourly employees and approximately 790 were salaried. To date, we have been able to recruit qualified personnel to manage or staff our stores. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

SERVICE MARKS

         We have registered the GUITAR CENTER and ROCK WALK service marks with the United States Patent and Trademark Office. We believe that these service marks have become important components in our merchandising and marketing strategy. The loss of the GUITAR CENTER service mark could have a material adverse effect on our business.

RISKS RELATED TO THE BUSINESS

         Described below are some of the risks and uncertainties facing our company. There may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, results of operations, liquidity and financial position.

WE MAY BE UNABLE TO MEET OUR GROWTH STRATEGY

         Our growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of December 31, 1998, we operated 48 stores. We opened 12 stores in 1998 and 8 stores in 1997, and plan to open approximately 12 stores in 1999 and approximately 16 stores in 2000. Our expansion plan depends on a number of factors, including:

          -    Identification of suitable retail sites;
          -    Negotiation of acceptable lease terms;
          -    Hiring, training and retention of skilled personnel;
          - Sufficient management and financial resources to support the new locations; and
          -    Vendor support

         We cannot assure that we will achieve our store expansion goals. We cannot assure that our new stores will achieve sales or profitability levels like our existing stores. Our expansion strategy includes clustering stores in existing markets. This may result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition to the factors noted above, expansion to new markets may present unique competitive and merchandising challenges, including:

          -    Significant start-up costs, including promotion and advertising;
          -    Management of stores in distant locations; and
          - Warehousing future retail locations (we do not currently warehouse our new locations but may if a unique situation becomes available)

         Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months was, as follows:


-------------------------------------------------------------------------------
                                1998           1997           1996
          Quarter 1             17.5%          13.6%          14.5%
          Quarter 2             14.0%          12.5%           9.3%
          Quarter 3             10.3%          13.6%           7.6%
          Quarter 4             10.8%          10.7%          10.1%

           FullYear             12.8%          12.4%          10.2%
-------------------------------------------------------------------------------

         A variety of factors affect our comparable store sales results, including:

          -    Competition;
          -    Economic conditions;
          -    Consumer and music trends;
          -    Changes in our merchandise mix;
          -    Product distribution;

          -    Transfer of sales to new locations (i.e. market clustering); and
          -    Timing of our promotional events

         We do not anticipate that we will continue to achieve comparable store sales increases at these levels.

         We also believe that our expansion may be accelerated by the acquisition of existing music product retailers (or possibly by the development or acquisition of catalogue and internet businesses). In the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities (including equity securities), or a combination of each. We cannot assure that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

          -    Diversion of our management's attention;
          -    Integration of the acquisition with our business; and
          - Unanticipated legal liabilities and other circumstances or events.

         As of the filing date of this annual report, we had no agreements or commitments to enter into any acquisitions.

WE DEPEND ON SUPPLIERS

         We depend significantly on our suppliers for both our existing stores and our expansion goals. We do not have any long term contracts with our suppliers, which we believe is customary in our industry. If we failed to maintain our relationship with our key brand name vendors, we believe this could have a material adverse effect on our business. We believe we currently have adequate supply sources; however, we cannot assure sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable to meet our requirements.

WE HAVE COMPETITORS

         Our industry is fragmented and highly competitive. We compete with many different types of retailers, including conventional retailers, as well as catalogue and electronic commerce retailers, who sell many or most of the items sold in our stores. We anticipate increased competition in our existing markets and planned new markets as other large format music product retailers execute their announced growth plans. Additionally, our expansion to new markets will be inhibited by established competitors in those markets. If our competitors adopt a new, innovative store format or retail selling method, or if a new competitor with substantial financial or other resources enters the market place, then we may fail to achieve market position gains or may lose market share.

WE DEPEND ON KEY PERSONNEL

         Our success depends to a significant extent on the services of Larry Thomas, our President, and Marty Albertson, our Executive Vice President and Chief Operating Officer, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In June 1996, we entered into a five-year employment contract with both Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amount of $5.0 million and $3.5 million, respectively. Historically, we have promoted from within our organization to fill senior operation, sales, and store management positions. In order to achieve our growth plans, we will depend upon our ability to promote existing personnel to senior management and to retain such employees, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain, and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

         As of December 31, 1998, 13 of our 48 stores were located in California and generated 37.4% and 43.8% of our net sales for 1998 and 1997, respectively. Although we have opened stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do not maintain earthquake insurance.

ECONOMIC CONDITIONS COULD ADVERSELY IMPACT INDUSTRY RESULTS; CHANGING CONSUMER PREFERENCES COULD ALSO ADVERSELY IMPACT US

         Our business is sensitive to consumer spending patterns, which in turn, can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

WE HAVE A LIMITED HISTORY OF TRADING ON THE NASDAQ NATIONAL MARKET; OUR STOCK PRICE COULD BE VOLATIVE

         We began trading on the Nasdaq National Market on March 14, 1997. The market price of our shares of common stock has been subject to significant fluctuations in response to our operating results and other factors, including announcements by our competitors, and those fluctuations will likely continue in the future. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely effect the market price of our common stock.

SIGNIFICANT UNCERTAINTY EXISTS REGARDING THE ABILITY OF SOFTWARE TO RECOGNIZE YEAR 2000 DATES

         Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Any failure by us to ensure that such software complies with Year 2000 requirement could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we developed a plan to identify programs used by our computer systems that may require modification, and have initiated programs to rectify any such problems, there can be no assurance that such plans and programs will be effective in making such programs Year 2000 compliant or will be completed prior to December 31, 1999. We utilize third-party equipment and licenses software from third parties that may not be Year 2000 compliant. Failure of our software or internal computer systems or of third-party equipment or software utilized by us to be Year 2000 compliant could result in a material adverse effect on our business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         This annual report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings), sales, gross margin and expense trends, Year 2000 conversion, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, we can not assure you that the forward looking statements contained in this annual report will in fact be realized.

ITEM 2.  PROPERTIES

         We lease all but four of our stores and presently intend to lease all new locations. The terms of the store leases are generally for 10 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

         We lease our corporate offices of approximately 20,000 square feet, which are located at 5155 Clareton Drive, Agoura Hills, California 91301. Due to our expansion, which has included the hiring of new corporate and administrative personnel, we leased additional space in a nearby location, with approximately 7,800 square feet.

STORE LOCATIONS

         The table below sets forth certain information concerning our stores as of December 31, 1998:


                                        Gross                                                      Gross
                                Year    Square                                            Year     Square
Store                          Opened    Feet      Status         Store                  Opened      Feet     Status
-----------------------------------------------------------    ------------------------------------------------------
ARIZONA                                                         MASSACHUSETTS
  Phoenix                       1997    13,600       Lease        Boston                  1994      12,600     Lease
  Tempe                         1997    12,100       Lease        Danvers                 1996      14,600     Lease
SOUTHERN CALIFORNIA                                               Natick                  1997      15,100     Lease
  Hollywood                     1964    30,600         Own        N. Attleboro            1998      16,800     Lease
  San Diego                     1973    13,500         Own      MICHIGAN
  Fountain Valley               1980    16,800       Lease        Detroit                 1994      10,100     Lease
  Sherman Oaks                  1982    18,700       Lease        Southfield              1996      13,600     Lease
  Covina                        1985    15,400       Lease        Canton                  1998      17,200     Lease
  Southbay                      1985    14,500       Lease      MINNESOTA
  San Bernardino                1993     9,500       Lease        Twin Cities             1988       9,500     Lease
  Brea                          1995    14,900       Lease        Edina                   1997      15,300     Lease
  San Marcos                    1996    14,900       Lease      MISSOURI
  Rancho Cucamonga (2)          1999    15,000       Lease        N. St. Louis (2)        1999      15,000     Lease
NORTHERN CALIFORNIA                                             NEW JERSEY
  San Francisco                 1972    11,900       Lease        Springfield             1998      20,000     Lease
  San Jose                      1978    14,200         Own        E. Brunswick            1998      20,000     Lease
  El Cerrito (1)                1983    21,300       Lease      NEW YORK
  Concord (3)                   1996    15,800       Lease        Carle Place             1998      22,800     Lease
COLORADO                                                          Commack (2)             1998      16,000     Lease
 Denver                         1998    16,400       Lease        Queens (2)              1999      19,000     Lease
 Westminster (2)                1999    15,000       Lease      OHIO
CONNECTICUT                                                       Cleveland               1997      15,600     Lease
  Manchester (2)                1999    16,000       Lease        Mayfield Heights        1998      14,600     Lease
FLORIDA                                                           Cincinnati              1998      16,000     Lease
  North Miami area              1996    22,300       Lease      TEXAS
  South Miami area              1996    14,700       Lease        Dallas                  1989      12,700     Lease
GEORGIA                                                           Arlington               1991       9,700     Lease
  Atlanta                       1997    23,600         Own        South Houston           1993      14,700     Lease
  Marietta (3)                  1997    22,800       Lease        North Houston           1994      14,700     Lease
ILLINOIS                                                          Central Dallas          1998      18,000     Lease
  South Chicago                 1979    13,800       Lease        Clearlake               1998      15,000     Lease
  North Chicago                 1981    10,300       Lease      VIRGINIA
  Central Chicago (3)           1988    20,500       Lease        Fairfax (2)             1999      15,600     Lease
  Villa Park                    1996    15,000       Lease      WASHINGTON
MARYLAND                                                          Seattle                 1997      21,300     Lease
  Towson                        1998    14,600       Lease        Lynnwood                1998      14,000     Lease


-------------------------
(1) Of the 21,300 square feet, approximately 10,000 square feet consists of a basement and warehouse space.
(2) We have signed leases for these locations and presently expect each to open in 1999.
(3)  Represents stores which we relocated in 1998.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that, if decided adversely to the Company, would reasonably be expected to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         We effected our initial public offering on March 14, 1997 at a price of $15.00 per share. Our Common Stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the Common Stock for the calendar quarters indicated:


1998                          HIGH             LOW
--------------              -------          -------
First Quarter             $  23.625        $  19.380
Second Quarter               31.313           23.625
Third Quarter                32.750           18.438
Fourth Quarter               26.313           13.625


         As of March 9, 1999, there were 118 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount.

DIVIDEND POLICY

         We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness and do not intend to pay cash dividends on our Common Stock in the foreseeable future. Under the terms of the indenture governing our senior notes, we are not permitted to pay any dividends on the Common Stock unless certain financial ratio tests and other conditions are satisfied. In addition, our bank facility with Wells Fargo Bank, N.A. contains certain covenants which, among other things, limit the payment of cash dividends on the capital stock of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998 has been derived from the audited financial statements of the Company. The selected historical financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the financial statements of the Company and the notes thereto included elsewhere in this annual report.


                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                 1994              1995             1996              1997              1998
                                                 ----              ----             ----              ----              ----
                                                    (in thousands, except per share and store and inventory operating data)
INCOME STATEMENT DATA:
Net sales                                     $ 129,039         $ 170,671         $ 213,294         $ 296,655         $ 391,665
Cost of goods sold (1)                           92,275           123,415           153,222           214,345           282,023
                                              ---------         ---------         ---------         ---------         ---------
         Gross profit                            36,764            47,256            60,072            82,310           109,642
Selling, general and administrative              26,143            32,664            41,345            56,915            77,182
expenses
Deferred compensation expense (2)                 1,259             3,087            71,760                --                --
                                              ---------         ---------         ---------         ---------         ---------
Operating income (loss)                       $   9,362         $  11,505         $ (53,033)        $  25,395         $  32,460
                                              ---------         ---------         ---------         ---------         ---------
Other (expense) income
         Interest expense, net                     (252)             (368)          (12,169)           (8,928)           (8,509)
         Transaction expense and other               45                65            (7,068)             (220)              324
                                              ---------         ---------         ---------         ---------         ---------
                                              $    (207)        $    (303)        $ (19,237)        $  (9,148)        $  (8,185)
                                              ---------         ---------         ---------         ---------         ---------
Income (loss) before provision for
income taxes and extraordinary loss               9,155            11,202           (72,270)           16,247            24,275
Provision for income taxes (benefit)                326               345               139            (2,833)           (3,158)
                                              ---------         ---------         ---------         ---------         ---------
Income (loss) before extraordinary loss       $   8,829         $  10,857         $ (72,409)        $  19,080         $  27,433
                                              ---------         ---------         ---------         ---------         ---------
                                              ---------         ---------         ---------         ---------         ---------
Extraordinary loss on early extinguishment
  of debt, net of tax $1,679                         --                --                --            (2,739)               --
                                                                                                    ---------         ---------
Net income                                           --                --                --         $  16,341         $  27,433
                                                                                                    ---------         ---------
                                                                                                    ---------         ---------
Net income per share (diluted)                       --                --                --         $    0.79         $    1.31
                                                                                                    ---------         ---------
                                                                                                    ---------         ---------
Weighted average shares outstanding (3)              --                --                --            20,602            20,923
                                                                                                    ---------         ---------
                                                                                                    ---------         ---------
OPERATING DATA:
Net sales per gross square foot (4)           $     546         $     661         $     707         $     649         $     638
Net sales growth                                   32.6%             32.3%             25.0%             39.1%             32.0%
Increase in comparable store sales (5)             17.3%             23.4%             10.2%             12.4%             12.8%
Stores open at end of period                         20                21                28                36                48
Inventory turns                                    3.4x              3.7x              3.4x              3.0x              2.8x
Ratio of Earnings to Fixed Charges (6)            11.6x             11.7x                --              2.6x              3.3x
Capital expenditures                          $   3,277         $   3,432         $   6,133         $   9,650         $  17,101
BALANCE SHEET DATA:
Net working capital                           $  11,468         $   6,002         $  27,436         $  61,611         $  72,452
Property, plant and equipment, net               11,642            13,276            14,966            22,809            34,754
Total assets                                     46,900            49,618            74,849           132,624           171,594
Total long term and revolving debt                  825                --           103,536            66,667            74,414
(including current portion)
Senior preferred stock                               --                --            15,186                --                --
Junior preferred stock                               --                --           138,610                --                --
Stockholders' equity (deficit)                   23,424            19,763           (68,815)           28,776            57,398


                                             FOOTNOTES APPEAR ON FOLLOWING PAGE.

FOOTNOTES TO TABLE ON PREVIOUS PAGE.
-----------------------

(1)  Cost of goods sold includes buying and occupancy costs.

(2) For the fiscal year 1996, we recorded a non-recurring deferred compensation expense of $71.8 million, of which $69.9 million related to the cancellation and exchange of management stock options pursuant to our 1996 recapitalization and $1.9 million related to a non-cash charge resulting from the grant of stock options to management by certain investors. See
     Note 1 to the Consolidated Financial Statements.

(3)  Weighted average shares represents shares calculated on a diluted basis.

(4) Net sales per gross square foot does not include new stores opened during the reporting period.

(5) Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months.

(6) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense. Earnings were insufficient to cover fixed charges by $72.3 million for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As of December 31, 1998, the Company had 48 stores operating in 24 major markets. From 1994 to 1998, Guitar Center's net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.0% and 32.2%, respectively, principally due to comparable store sales growth averaging 15.2% per year and the opening of new stores. Guitar Center achieved comparable store net sales growth of 10.2%, 12.4%, 12.8% and for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. These increases were primarily attributable to increases in unit sales rather than increases in prices or changes in product mix. Management believes such volume increases are the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. The Company does not expect comparable store sales to continue to increase at historical rates.

         The Company opened 12 stores in 1998 and 8 stores in 1997 and presently expects to open approximately 12 stores in 1999 and 16 stores in 2000. In preparation for these additional stores, management has dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. For example, the Company spent $4.4 million from January 1, 1993 to December 31, 1998 on system upgrades to support the storewide integration of a state-of-the-art management information system. The Company has also established centralized operating and financial controls and has implemented an extensive training program to ensure a high level of customer service in its stores. Management believes that the infrastructure is in place to support its needs for the immediately foreseeable future, including its present expansion plans as described herein.

         Guitar Center's expansion strategy includes opening additional stores in certain of its existing markets and entering new markets. As part of its store expansion strategy, the Company opened five stores during a 14-month period from October 1993 through November 1994. Additionally, the Company opened 7 stores in 1996, 8 stores in 1997 and 12 stores in 1998. The Company will continue to pursue its strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets where the Company has pursued its clustering strategy, there has been some transfer of sales from certain existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company average. As the Company enters new markets, management expects that it will initially incur higher occupancy, administrative and advertising costs per store than it currently experiences in established markets.

         The following table sets forth certain historical income statement data as a percentage of net sales:


                                                                     FISCAL YEAR ENDED
                                                                         DECEMBER 31,
                                                         ----------------------------------------
                                                               1996         1997         1998
                                                               ----         ----         ----
Net sales                                                     100.0%        100.0%        100%
Gross profit                                                   28.2          27.7        28.0
Selling, general and administrative expenses                   19.4          19.2        19.7
                                                              -----         -----        ----
Operating income before deferred compensation expense           8.8           8.5         8.3
Deferred compensation expense                                  33.7            --          --
                                                              -----         -----        ----
Operating income (loss)                                       (24.9)          8.5         8.3
Interest expense, net                                           5.7           3.0         2.2
Transaction expenses and other                                  3.3           0.1        (0.1)
                                                              -----         -----        ----
Income (loss) before income taxes                             (33.9)          5.4         6.2
Income taxes (benefit)                                           --          (1.0)       (0.8)
                                                              -----         -----        ----
Income (loss) before extraordinary loss                       (33.9)%         6.4%        7.0%
                                                              -----         -----        ----

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for the year ended December 31, 1998 increased 32.0% to $391.7 million from $296.7 million in fiscal 1997. This growth was attributable to an increase of $57.3 million in new store net sales, accounting for 60.3% of such increase. In addition, comparable store net sales increased 12.8% or $37.7 million, accounting for 39.7% of such increase. The increase in comparable net store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Such volume increases were primarily the result of the continued success of the Company's implementation of its business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name.

         Gross profit for fiscal 1998 compared to fiscal 1997 increased 33.2% to $109.6 million from $82.3 million in fiscal 1997. Gross profit as a percentage of net sales ("gross margin") for fiscal 1998 increased to 28.0% from 27.7% in fiscal 1997. The increase in gross margin in 1998 over 1997 was due to an increase in margin before occupancy and buying costs partially offset by an increase in occupancy costs due to the fact that 27 of the 48 stores at December 31, 1998 were less than three years old. In addition, we have made opportunity buys in merchandise and improved margins in the pro audio and keyboard segments of the business.

         Selling, general and administrative expenses for fiscal 1998 increased 35.6% to $77.2 million from $56.9 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses for fiscal 1998 increased to 19.7% from 19.2% in fiscal 1997. During fiscal 1998, 12 new stores commenced operation and were open an average of nine months. In total, this increase was attributable primarily to the number of stores open less than three years. In 1998, the Company operated 27 stores open less than three years (as compared to 15 stores in 1997). Typically, these stores experience higher operating costs as a percentage of sales than a mature store.

         The operating income for fiscal 1998 increased 27.8% to $32.5 million from $25.4 million in fiscal 1997. As a percentage of net sales, operating income decreased to 8.3% from 8.6% in the prior year, primarily due to the increase in selling, general and administrative expenses, partially offset by the increase in gross margin.

         Interest expense, net for fiscal 1998 decreased to $8.5 million from $8.9 million in fiscal 1997. Interest expense consisted principally of interest on its senior notes and borrowings under the Company's line of credit. In 1997, the Company redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

         Income tax benefit in 1998 was recorded due to the reduction of the valuation reserve on the Company's deferred tax asset, net of certain alternative minimum tax and state taxes.

         Net income for fiscal 1998 increased to $27.4 million from $16.3 million in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Guitar Center's need for liquidity will arise primarily from interest payable on its indebtedness and the funding of the Company's capital expenditure and working capital requirements. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities. The Company has no mandatory payments of principal on the Senior Notes prior to their final maturity in 2006. As of December 31, 1998, the Company had $7.7 million outstanding under its 1997 Credit Facility and $170,000 outstanding on standby letters of credit. The Company had available borrowings of approximately $32.1 million at December 31, 1998. The interest rate under the 1997 Credit Facility as of the filing date of this annual report was 7.75% on prime rate based borrowings. The agreement underlying the 1997 Credit Facility expires July 1, 2004 and includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all such requirements as of December 31, 1998.

         The increase in inventories was required to support existing store sales growth and the opening of new locations. Inventory per square foot was $136.42 in 1998 as compared to $144.18 in 1997. The purchase of inventory was principally funded by the Company's cash flow from operations and the 1997 Credit Facility. The Company's ongoing objective is to improve inventory performance by refining its replenishment processes and systems, and through improved planning, presentation, and display of inventories in its retail stores.

         For fiscal 1998 and 1997, cash provided by operating activities was $1.2 million and cash used was $2.4 million, respectively. Cash used in investing activities during fiscal 1998 totaled $17.3 million, relating principally to the construction costs of opening new stores. In 1997, capital expenditures totaled $19.1 million relating principally to the acquisition of two musical instruments stores in Atlanta, Georgia ($10.3 million) and the construction costs of opening new stores. Cash provided by financing activities in fiscal 1998 totaled $8.5 million relating principally to borrowings under the Company's line of credit.

         The Company presently expects to spend approximately $16.0 million in capital expenditures in 1999.

         The Company intends to pursue an aggressive growth strategy by opening additional stores in new and existing markets. The Company operated 48 stores as of December 31, 1998, twelve of which were opened during 1998, eight of which were opened during fiscal 1997, and seven of which were opened during fiscal 1996, and presently expects to open approximately twelve and sixteen stores in each of fiscal 1999 and 2000, respectively.

         The Company believes that there may be attractive opportunities to expand by selectively acquiring existing music product retailers or by developing or acquiring mail order catalogue and internet sales businesses. In the ordinary course of business, the Company regularly considers, evaluates and enters into negotiations related to potential acquisition opportunities. Any such transactions may involve the payment by the Company of cash or securities (including equity securities), or a combination of the foregoing. As of the filing date of this annual report, the Company had no agreements or commitments to enter into any acquisitions. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any current negotiations will result in an acquisition. See "Item 1. Business -- Risks Related to the Business -- We May Be Unable to Meet our Growth Strategy."

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

INCOME TAXES

         The Company operated as an "S" corporation for all reported periods prior to the closing of its 1996 recapitalization on June 5, 1996. Accordingly, federal taxes were paid at the stockholder level and the Company paid minimal state income taxes. Upon consummation of the Recapitalization, the Company eliminated its "S" corporation status and, accordingly, became subject to federal, state and local corporate income taxes.

         As a result of the $72.4 million loss incurred in fiscal 1996, the Company has a tax net operating loss carryforward for federal income tax purposes aggregating $41.8 million, which will expire if unused in 2011. As of December 31, 1998, the Company had reserved $6.5 of the related deferred tax asset of $17.0 million.

         Upon finalization of the Company's 1998 tax returns, substantially all of the Company's state income tax net operating loss will be utilized. Consequently, state income taxes in 1999 will have to be funded through cash payments. Additionally, due to certain changes in the Company's ownership structure, it is anticipated that the timing of the use of the Company's federal net operating loss may be limited during 1999. This limitation affects the timing of realization of the tax benefit associated with our NOL, not the amount of the ultimate benefit. It is currently anticipated that cash payments for income taxes will be necessary in the fourth quarter of 1999. See footnote 8 to the Consolidated Financial Statements.

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

         In 1997, the Company established a project plan to investigate the Year 2000 compliance of its internal and third party computer system applications and hardware. The objective was to verify third party compliance and complete internal compliance prior to year end 1999. All work has been substantially completed with the exception of a major software project related to the Company's inventory management system due to be implemented in April of 1999. As of the date of this annual report, the Company believes that all of its significant IT systems will be Year 2000 compliant by the end of 1999. The Company currently does not have a contingency plan with regard to the Year 2000. During 1999, the Company will continue to evaluate whether and to what extent contingency arrangements should be implemented.

         The Company has also endeavored to assess the Year 2000 compliance of the outside parties upon which it is most dependent, including large vendors of the products resold in the Guitar Center stores. While the Company is not aware of any material compliance difficulties expected by any such supplier, its ability to obtain accurate information is necessarily limited. A number of the Company's vendors manufacture their products overseas, also making accurate information difficult to obtain. Those vendors, as well as the Company, are also dependent upon the continued normal functioning of surface and air transportation, electric utility and voice and data transmission infrastructure, and the electronic payments systems and other activities of large financial institutions. Many of these companies have very significant Year 2000 compliance programs underway because they tend to be dependent on large, proprietary "legacy" computing systems that are particularly susceptible to Year 2000 problems. The success of these compliance programs will prove important to the Company and those with which it does business.

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

         As of the date of this annual report, the Company does not expect the future costs associated with its Year 2000 efforts to be substantial. To date, the Company has spent minimal resources on the Year 2000 issue, as such, primarily due to an already established, long term plan to upgrade and modernize all systems which it has been implementing since 1995. The Year
2000 issues have been addressed as part of the overall global system strategies. The Company's statements concerning future costs do not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant, or costs to implement any contingency plans.

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

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

         In April 1998, the AICPA issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs and pre-opening costs for new stores, be expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which SOP 98-5 is first adopted and should be reported as a cumulative effect of a change in accounting principle.

         The Company will adopt SOP 98-5 in the first quarter of 1999. In the first quarter of 1999, the Company will record a cumulative effect of a change in accounting principle of approximately $1,652,000 in the consolidated statement of operations for the period ending March 31, 1999 relative to the adoption of SOP 98-5.

FORWARD-LOOKING STATEMENTS

         This annual report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings), sales, gross margin and expense trends, Year 2000 conversion, capital requirements and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, change in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business -- Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Report will in fact be realized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in connection with the Company's annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.


                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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




EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

10.21* Form of Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.22*   Amended 1997 Equity Participation Plan

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
         333-20931))




EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.27*   Amendment No. 1 to Management Stock Option Agreement dated as of
         October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form
         S-1 (File No. 333-10491))

10.28*   Amendment No. 1 to Management Stock Option Agreement dated as of
         October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))

10.29*   Amendment No. 3 to Amended and Restated 1996 Performance Stock Option
         Plan

11.1     Calculation of Earnings (loss) per Common Stockholders

12.1     Ratio of Earnings to Fixed Charges

23.1     Independent Auditors' Consent

24.1     Power of Attorney (included on page S-1)

27.1     Financial Data Schedule

---------------------------
*Management contract or other compensation plan or arrangement.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 5th day of March, 1999.


                                    GUITAR CENTER, INC.

                                     /s/ Larry Thomas
                                    ----------------------------------------
                                          Larry Thomas
                                          President and Chief Executive Officer

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


         NAME                              TITLE                          DATE
         ----                              -----                          ----
/s/ Larry Thomas             President, Chief Executive Officer and
--------------------------   Director (Principal Executive Officer)       3/5/99
  Larry Thomas


/s/ Bruce Ross               Executive Vice President, Chief Financial
--------------------------   Officer and Secretary (Principal Financial   3/5/99
  Bruce Ross                 and Accounting Officer)


/s/ Marty Albertson          Executive Vice President, Chief Operating
--------------------------   Officer and Director                         3/5/99
  Marty Albertson


/s/ Steven Burge
--------------------------   Director                                     3/5/99
  Steven Burge


/s/ David Ferguson
--------------------------   Director                                     3/5/99
  David Ferguson


/s/ Harvey Kibel
--------------------------   Director                                     3/5/99
  Harvey Kibel


/s/ Michael Lazarus
--------------------------   Director                                     3/5/99
  Michael Lazarus


/s/ Peter Starrett
--------------------------   Director                                     3/5/99
  Peter Starrett


/s/ Jeffrey Walker
--------------------------   Director                                     3/5/99
  Jeffrey Walker

GUITAR CENTER, INC.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors (KPMG LLP)                                 F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998              F-3

Consolidated Statements of Operations for the years ended
          December 31, 1996, 1997 and 1998                                F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
          years ended December 31, 1996, 1997 and 1998                    F-5

Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1997 and 1998                                F-6

Notes to Consolidated Financial Statements                                F-7

                                                                          SCHEDULE
                                                                          --------
Financial Statement Schedule:
         Valuation and Qualifying Accounts                                II-1


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Guitar Center, Inc. and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

Los Angeles, California
February 9, 1999

                 MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation of the Company's consolidated financial statements and related informaiton appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

         The independent accountants audit the Company's consolidated financial statements in accordance with generally accepted auditing statements and provide an objective, independent review of the fairness of reported operating results and financial position.

         The Board of Directors of the company has an Audit Review Committee composed of three non-management Directors. The Committee meets periodically with financial management and the independent accountants to review accounting, control, auditing and financial reporting matters.


                          Larry Thomas           Bruce Ross
                          PRESIDENT & CEO        EXECUTIVE VICE PRESIDENT & CFO

Los Angeles, California
February 9, 1999

                       GUITAR CENTER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           DECEMBER 31,
                                                                                        1997          1998
                                                                                   ---------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                                 $   7,755        $     113
         Accounts receivable, less allowance for doubtful accounts
              of $150 (1997) and $198 (1998)                                           7,896           10,575
         Merchandise inventories                                                      78,898          102,853
         Prepaid expenses and other current assets                                     3,118            4,990
         Employee notes                                                                  108               --
                                                                                   --------------------------
Total current assets                                                                  97,775          118,531
Property and equipment, net                                                           22,809           34,754
Deferred income taxes                                                                  5,000           10,431
Goodwill, net of accumulated amortization of $279 (1997) and $479 (1998)               4,094            4,618
Other assets                                                                           2,946            3,260
                                                                                   --------------------------
                                                                                   $ 132,624        $ 171,594
                                                                                   --------------------------
                                                                                   --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                          $  16,863        $  18,790
         Accrued expenses                                                             15,731           14,648
         Merchandise advances                                                          3,570            4,918
         Revolving line of credit                                                         --            7,723
                                                                                   --------------------------
Total current liabilities                                                             36,164           46,079
Other long-term liabilities                                                            1,017            1,426
Long-term debt                                                                        66,667           66,691
Stockholders' equity:
         Preferred Stock; authorized 5,000,000 shares at December 31, 1998
             and December 31, 1997, none issued and outstanding                           --               --
         Common stock, $0.01 par value, authorized 55,000,000 shares; issued and outstanding 19,338,073 at December 31, 1997 and
             20,092,943 at December 31, 1998 respectively                                193              201
         Warrants                                                                      6,500               --
         Additional paid in capital                                                  220,514          228,195
         Accumulated deficit                                                        (198,431)        (170,998)
                                                                                   --------------------------
Total stockholders' equity                                                            28,776           57,398
                                                                                   --------------------------
                                                                                   $ 132,624        $ 171,594
                                                                                   --------------------------
                                                                                   --------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             YEAR ENDED DECEMBER 31,
                                                                     1996             1997              1998
                                                               ----------------------------------------------------
Net sales                                                         $ 213,294        $ 296,655        $ 391,665
Cost of goods sold, buying and occupancy                            153,222          214,345          282,023
                                                                  ---------        ---------        ---------
Gross profit                                                         60,072           82,310          109,642
Selling, general and administrative expenses                         41,345           56,915           77,182
Deferred compensation expense                                        71,760               --               --
                                                                  ---------        ---------        ---------
Operating income (loss)                                             (53,033)          25,395           32,460
Interest expense, net                                               (12,169)          (8,928)          (8,509)
Transaction expenses                                                 (6,942)            (755)              --
Other income (expenses)                                                (126)             535              324
                                                                  ---------        ---------        ---------
Income (loss) before income taxes and extraordinary loss            (72,270)          16,247           24,275
Income taxes (benefit)                                                  139           (2,833)          (3,158)
                                                                  ---------        ---------        ---------
Income (loss) before extraordinary loss                             (72,409)          19,080           27,433
Extraordinary loss on early extinguishment of debt, net of
tax benefit of $1,679                                                    --           (2,739)              --
                                                                  ---------        ---------        ---------
Net income (loss)                                                 $ (72,409)       $  16,341        $  27,433

Income (loss) available to common stockholders (1996
data is unaudited pro forma data):
         Income (loss) before taxes                               $ (72,270)              --               --
         Pro forma income taxes                                          --               --               --
                                                                  ---------        ---------        ---------
         Net income (loss)                                          (72,270)              --               --
         Senior and junior preferred stock dividends                  7,951            7,747               --
                                                                  ---------        ---------        ---------
         Net income (loss) available to common stockholders       $ (80,221)       $   8,594        $  27,433
                                                                  ---------        ---------        ---------
                                                                  ---------        ---------        ---------
         Net income (loss) per common share
                   Basic                                          $   (4.15)       $    0.44        $    1.39
                                                                  ---------        ---------        ---------
                                                                  ---------        ---------        ---------
                   Diluted                                        $   (3.93)       $    0.42        $    1.31
                                                                  ---------        ---------        ---------
                                                                  ---------        ---------        ---------
         Weighted average shares outstanding
                   Basic                                             19,329           19,331           19,766
                                                                  ---------        ---------        ---------
                                                                  ---------        ---------        ---------
                   Diluted                                           20,420           20,602           20,923
                                                                  ---------        ---------        ---------
                                                                  ---------        ---------        ---------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GUITAR CENTER, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                          ADDITIONAL     RETAINED
                                                 PREFERRED     COMMON                      PAID IN       EARNINGS
                                                   STOCK        STOCK          WARRANTS     CAPITAL      (DEFICIT)       TOTAL
                                                --------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
Balance at December 31, 1995                     $     --       $ 4,987       $    --      $     --     $   4,776     $  19,763
     S Corporation cash distributions                  --            --            --            --       (28,057)      (28,057)
     S Corporation non-cash distributions              --            --            --            --        (1,753)       (1,753)
     Redemption of prior sole stockholder
         interest                                  19,800        (4,787)           --            --      (128,115)     (113,102)
     Reclassification of prior
         S Corporation deficit                         --            --            --       (10,249)       10,249            --
     Issuance of equity to management              49,500           500            --            --            --        50,000
     Issuance of equity to new investors           69,300           700            --            --            --        70,000
     Issuance of warrants                              --            --         6,500            --            --         6,500
     Options granted to management by
         investor group                                --            --            --         1,918            --         1,918
     Reclassification of excess of par
         value                                         --        (1,364)           --         1,364            --            --
     Sale of equity to management                      10            --            --             1            --            11
     Net loss                                          --            --            --            --       (72,409)      (72,409)
     Undeclared dividend on senior
         preferred stock                               --            --            --            --        (1,602)       (1,602)
     Accretion of senior preferred stock               --            --            --            --           (84)          (84)
                                                 --------       -------       -------     ---------     ---------      --------
Balance at December 31, 1996                      138,610            36         6,500        (6,966)     (206,995)      (68,815)
     Sale of equity to management                     307            --            --             3            --           310
     Conversion of junior preferred stock        (138,917)           93            --       138,824            --            --
     Offering of common stock                          --            77            --       106,959            --       107,036
     Repurchase of management common
         stock                                         --           (13)           --       (18,404)           --       (18,417)
     Senior preferred dividends paid                   --            --            --            --        (7,747)       (7,747)
     Accretion of senior preferred stock               --            --            --            --           (30)          (30)
     Exercise of employee stock options                --            --            --            98            --            98
     Net income                                        --            --            --            --        16,341        16,341
                                                 --------       -------       -------     ---------     ---------      --------
Balance at December 31, 1997                           --           193         6,500       220,514      (198,431)       28,776
     Purchase of warrants/cost of
         underwriting                                  --             8        (6,500)        6,394            --           (98)
     Exercise of employee stock options                --            --            --           860            --           860
     Tax benefit from exercise of
         employee stock options                        --            --            --           427            --           427
     Net income                                        --            --            --            --        27,433        27,433
                                                 --------       -------       -------     ---------     ---------      --------
Balance at December 31, 1998                     $     --       $   201       $    --     $ 228,195     $(170,998)    $  57,398
                                                 --------       -------       -------     ---------     ---------      --------
                                                 --------       -------       -------     ---------     ---------      --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                  1996             1997              1998
                                                             ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $ (72,409)       $  16,341        $  27,433
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
         Depreciation and amortization                             2,161            3,148            4,747
         Deferred compensation--repurchase of options             49,510               --               --
         Investor options to management                            1,918               --               --
         Change in deferred tax asset                                 --           (5,000)          (5,431)
         Tax benefit from exercise of stock options                   --               --              427
         (Gain) loss on sale of fixed assets                         112             (535)            (324)
         Amortization of deferred financing fees                     215            1,363              240
         Changes in operating assets and liabilities:
                  Accounts receivable                             (1,859)          (3,834)          (2,679)
                  Merchandise inventories                        (18,424)         (23,093)         (23,955)
                  Prepaid expenses                                  (698)          (1,840)          (1,872)
                  Other assets                                      (511)            (178)          (1,078)
                  Accounts payable                                 1,392            2,858            1,927
                  Accrued liabilities                                830            6,840            2,583
                  Deferred compensation                           (7,908)              --               --
                  Merchandise advances                               391            1,169            1,348
                  Other long-term liabilities                        382              372           (2,175)
                                                                --------        ---------        ---------
Net cash provided by (used in) operating activities              (44,898)          (2,389)           1,191
INVESTING ACTIVITIES
Acquisition of Rhythm City, net of cash acquired                      --          (10,300)          (1,058)
Proceeds from sale of assets                                         433              893              733
Purchases of property and equipment                               (6,133)          (9,650)         (17,101)
Employee notes                                                        15              (41)             108
                                                                --------        ---------        ---------
Net cash used in investing activities                             (5,685)         (19,098)         (17,318)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                         100,000               --               --
Net change in revolving debt facility                              3,536           (3,536)           7,723
Distribution of prior shareholder interest                      (113,102)              --               --
Deferred financing fees paid                                      (3,585)              --               --
Issuance of common stock                                           1,200               --               --
Issuance of junior preferred stock                                69,300               --               --
Issuance of senior preferred stock                                13,500               --               --
Issuance of warrants                                               6,500               --               --
Distributions to prior sole shareholder                          (28,057)              --               --
Redemption of Senior Notes                                            --          (33,333)              --
Proceeds from sale of stock to management                             --              310               --
Proceeds from initial public offering                                 --          107,036               --
Proceeds from exercise of stock options                               --               98              860
Redemption of senior preferred stock                                  --          (22,963)              --
Cost of warrant underwriting                                          --               --              (98)
Redemption of management stock                                        --          (18,417)              --
                                                                --------        ---------        ---------
Net cash provided by financing activities                         49,292           29,195            8,485
                                                                --------        ---------        ---------
Net increase (decrease) in cash and cash equivalents              (1,291)           7,708           (7,642)
Cash and cash equivalents at beginning of year                     1,338               47            7,755
                                                                --------        ---------        ---------
Cash and cash equivalents at end of year                        $     47        $   7,755        $     113
                                                                --------        ---------        ---------
                                                                --------        ---------        ---------


                       GUITAR CENTER, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for:
                  Interest                                       $11,890         $  8,319         $ 12,175
                                                                --------        ---------        ---------
                                                                --------        ---------        ---------
                  Income taxes                                   $   139         $    514         $    626
                                                                --------        ---------        ---------
                                                                --------        ---------        ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Guitar Center, Inc. and subsidiary ("Guitar Center" or the "Company") operates a chain of retail stores which sell high quality musical instruments primarily guitars, keyboard, percussion and pro-audio equipment. At December 31, 1998, the Company operated 48 stores in major cities throughout the United States with 13 of the stores located in California.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior year amounts in order to conform to the 1998 presentation.

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

         STORE PRE-OPENING COSTS

         Effective January 1, 1996, the Company elected to capitalize certain pre-opening costs and amortize the balance over 12 months. Effective January 1, 1999, the Company will expense pre-opening costs as required by AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). In the first quarter of 1999, the Company will record a charge for the cumulative effect of a change in accounting principle of approximately $1,652,000 in the consolidated statement of operations for the period ending March 31, 1999 relative to the adoption of SOP 98-5.

         ADVERTISING COSTS

         The Company expenses the costs of advertising as incurred. Advertising expense included in the statements of operations for the years ended December 31, 1996, 1997 and 1998, is $5,717,000, $7,527,000, and $10,230,000
respectively.

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

         RENT EXPENSE

         The Company leases certain store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

         CONCENTRATION OF CREDIT RISK

         The Company's deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards. In certain instances, the Company grants credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $677,000 and $668,000 at December 31, 1997 and 1998, respectively. Credit losses have historically been within management's expectations.

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

         EARNINGS PER SHARE

         The following table summarizes the reconciliations of Basic to Diluted Weighted Average Shares EPS calculation as required by SFAS No. 128 for the years ended January 31, 1996, 1997 and 1998:


                                 1996         1997        1998
                              -------------------------------------
                                         (IN THOUSANDS)
Basic shares                   19,329        19,331       19,766
Common stock equivalents        1,091         1,271        1,157
                              -------        ------       ------
Diluted shares                 20,420        20,602       20,923
                              -------        ------       ------
                              -------        ------       ------

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

         The fair value of the Company's short-term instruments reflects the fair value based upon current rates available to the Company for similar debt. As of December 31, 1998 the fair value of the Company's long term debt instrument is $70.7 million, based on quoted market prices.

         YEAR 2000

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In January 1997, the Company developed a plan to resolve the Year 2000 problem to make its system Year 2000 compliant. The plan includes modifying, upgrading, or replacing its internal computer software applications and information systems. The Company does not expect that the cost of its year 2000 compliance program will be material to its business, results of operations or financial condition. Although the impact on the Company caused by the failure of the Company's significant suppliers to achieve year 2000 compliance in a timely manner or effective matter is uncertain, the Company's business and results of operations could be materially adversely affected by such a failure.

2.        INVENTORIES

         The major classes of inventories are as follows:


                                                   DECEMBER 31,
                                                1997         1998
                                            -------------------------
                                                 (IN THOUSANDS)
Major goods                                  $ 52,820       $ 69,115
Associated accessories                         14,361         18,487
Vintage guitars                                 3,667          4,567
Used merchandise                                3,450          4,837
General accessories                             4,600          5,847
                                             --------       --------
                                             $ 78,898       $102,853
                                             --------       --------
                                             --------       --------


         Major goods includes the major product lines including stringed merchandise, percussion, keyboards and pro-audio equipment. Associated accessories are comprised of accessories to major goods. General accessories includes other merchandise such as apparel, cables and books.

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                            DECEMBER 31,
                                                         1997         1998
                                                      -----------------------
                                                           (IN THOUSANDS)
Land                                                   $ 2,590       $ 2,459
Buildings                                                8,793         8,156
Transportation equipment                                   481           740
Furniture and fixtures                                  11,206        16,270
Leasehold improvements                                  10,360        20,967
Construction in progress                                 2,062         2,611
                                                       -------       -------
                                                        35,492        51,203
Less accumulated depreciation                           12,683        16,449
                                                       -------       -------
                                                       $22,809       $34,754
                                                       -------       -------
                                                       -------       -------


4.        DEBT

         In connection with the Recapitalization (on June 5, 1996, Guitar Center consummated a series of transactions to effect the recapitalization of the Company), the Company borrowed $100 million under the Bridge Facility. Financing fees of $4.7 million were paid and charged to the statement of operations during June 1996. On July 2, 1996, the Bridge Facility was repaid with the proceeds from the sale of Senior Notes and cash on hand. The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis.

         Immediately following the initial public offering, the Company called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of the Senior Notes. On April 19, 1997, the Company used $37.9 million of the net proceeds from the initial public offering to redeem such Senior Notes (the "Senior Note Redemption"), including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, an extraordinary charge to operations of $4.4 million, net of tax of $1.7 million (or $0.14 and $0.13 per basic and diluted share, respectively), was incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write off of one-third of the unamortized deferred financing fees.

         The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at the option of the Company, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. The holders of the Senior Notes have the right to require the Company to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature in 2006.

         In the third quarter of 1997, the Company terminated its prior credit facility (the "1996 Facility) and entered into a new $40 million secured revolving line of credit (the "1997 Credit Facility") which is available through July 1, 2004. The 1997 Credit Facility provides for revolving credit or term loan borrowings up to $40 million in the aggregate. The Facility is secured by inventory and receivables, as defined. A fee of 0.25% is assessed on the unused portion of the facility. Borrowings under the 1997 Credit Facility bear interest at either the prime rate or at LIBOR plus 1.5%, at the Company's option, with interest due monthly. At December 31, 1998 borrowings under the 1997 Credit Facility bear interest at 7.75%. At December 31, 1998, the Company had $7.7 million outstanding under the 1997 Credit Facility and $170,000 outstanding on standby letters of credit. The Company had available borrowings under the line of credit of approximately $32.1 million at December 31, 1998.

         Under the terms of the 1997 Credit Facility and the Senior Notes, the Company is subject to various financial and other covenants. The Company was in compliance with such covenants at December 31, 1997 and 1998.

5.        LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company leases its office and most of its retail store facilities under various operating leases which expire at varying dates through December 2014. Generally, the agreements contain provisions which require the Company to pay for normal repairs and maintenance, property taxes and insurance.

         The total minimum rental commitment at December 31, 1998, under operating leases, is as follows:


YEAR  ENDED DECEMBER 31                                     AMOUNT
------------------------                               -----------------
                                                         (in thousands)
1999                                                        $ 8,840
2000                                                          9,594
2001                                                          9,649
2002                                                          9,678
2003                                                          9,712
Thereafter                                                   44,758


         The total rental expense included in the statements of operations for the years ended December 31, 1996, 1997 and 1998 is $2,856,000, $4,269,000, and
$6,267,000 respectively.

6.        PROFIT SHARING PLAN

         The Company has a Profit Sharing Plan (the "Plan") which covers substantially all employees who meet a minimum employment requirement. The Company's board of directors can elect to contribute up to 15% of the participants' compensation for any plan year, subject to a maximum of $30,000 per participant. During the Plan years ended October 31, 1996, 1997 and 1998 the Company declared total contributions of $654,000, $894,000 and $1,182,000 respectively, which is included in accrued liabilities. In 1997 and 1998, $193,000 and $182,000 of Plan assets, which had been forfeited by terminated employees, were reallocated to participants.

7.        STOCK OPTION PLANS

         1996 PERFORMANCE STOCK OPTION PLAN

         In June 1996, the Company adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provides for the granting of options to officers and key employees. The options were granted with an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant and generally vest ratably over three years. Upon the consummation of the Offering, no further options are available for grant under the 1996 Plan.

         MANAGEMENT STOCK OPTION AGREEMENTS

         In June 1996, the Company granted options to certain officers to purchase 795,969 shares at an exercise price of $10.89 per share. Under the term of the option agreements, the conditions for full accelerated vesting occurred during 1997. No additional options are available for grant under this plan.

         1997 EQUITY PARTICIPATION PLAN

         In January 1997, the Company and its stockholders adopted the 1997 Equity Participation Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to purchase up to 1,375,000 shares of Common Stock, $.01 par value ("Common Stock"); PROVIDED, HOWEVER, that grants to any one individual may not exceed 150,000 shares of Common Stock in any calendar year. Options granted under the 1997 Plan must have an exercise price equal to the fair market value of the underlying Common Stock at the date of grant and vest ratably over various terms. As of December 31, 1998, 781,282 options had been granted under the 1997 Plan.

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

         The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option pricing model, net income per share after deduction for preferred stock dividends of $7,747,000 in 1997 including the following weighted average assumptions used in these calculations, would have been as follows:


                                                              DECEMBER 31,
                                                        -----------------------
                                                          1997           1998
                                                        --------        -------
                                                            ($ IN THOUSANDS)
Pro forma net income                                     $14,695       $25,114
Pro forma net income per share (basic)                   $  0.36       $  1.27
Pro forma net income per share (diluted)                 $  0.34       $  1.20
Risk free interest rate                                      6.2%          5.1%
Expected lives                                              10.0          10.0
Expected volatility                                         28.0%         70.0%
Expected dividends                                            --            --


         Pro forma net income reflects only options granted in 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 to 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.

         Stock option activity during the periods indicated is as follows:


                                                           WEIGHTED AVERAGE
                                          NO. OF SHARES     EXERCISE PRICE
                                         -----------------------------------
Balance at December 31, 1995                        --        $      --
       Granted                               1,509,807            10.89
       Exercised                                    --               --
       Forfeited                                    --               --
       Expired                                      --               --
                                             ---------        ---------
Balance at December 31, 1996                 1,509,807            10.89
       Granted                                  30,000            18.50
       Exercised                                (8,994)           10.89
       Forfeited                                (7,096)           10.89
       Expired                                      --               --
                                             ---------        ---------
Balance at December 31, 1997                 1,523,717            11.04
       Granted                                 781,282            21.05
       Exercised                               (78,545)           10.89
       Forfeited                               (34,574)           16.84
       Expired                                      --               --
                                             ---------        ---------
Balance at December 31, 1998                 2,191,880        $   14.50
                                             ---------        ---------
                                             ---------        ---------

         At December 31, 1998, the outstanding stock options had an exercise price ranging from $10.89 to $28.56 per share and a remaining contractual life of 8-10 years.

         At December 31, 1998, the number of stock options exercisable was 1,157,811 and had a weighted average exercise price of $10.96.

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

8.        INCOME TAXES

         Total income tax (benefit) for the years ended December 31, 1997 and 1998 consist of:


                                                                1997
                                                           -------------
Income before extraordinary item                             $ (2,833)
Extraordinary item                                             (1,679)
                                                             --------
                                                             $ (4,512)
                                                             --------
                                                             --------


         1997             CURRENT           DEFERRED           TOTAL
                          --------------------------------------------
         Federal          $   280           $(4,320)          $(4,040)
         State                208              (680)             (472)
                          -------           -------           -------
                          $   488           $(5,000)          $(4,512)
                          -------           -------           -------
                          -------           -------           -------


         1998             CURRENT           DEFERRED            TOTAL
                          --------------------------------------------
         Federal          $ 1,634           $(5,431)          $(3,797)
         State                639                --               639
                          -------           -------           -------
                          $ 2,273           $(5,431)          $(3,158)
                          -------           -------           -------
                          -------           -------           -------

         The pro forma unaudited income tax adjustments presented represent income taxes which would have been reported had the Company been subject to Federal and State income taxes as a C Corporation. The historical pro forma provisions for income taxes were as follows:


                                                                                1996
                                                                            ------------
                                                                           (IN THOUSANDS)
         Historical income taxes                                               $ 139
                                                                               -----
         Pro forma adjustments (unaudited):
                  Federal                                                         --
                  State                                                         (139)
                           Total pro forma adjustments                          (139)
                                                                               -----
                           Total pro forma provision for income taxes           $ --
                                                                               -----
                                                                               -----


         Pro forma income tax expense for 1996 and actual income tax benefit for 1997 differs from the statutory tax rate of 35% as applied to earnings before income taxes and extraordinary item, as follows:


                                                                 1996               1997                1998
                                                                 ----               ----                ----
                                                                               (IN THOUSANDS)
Expected income tax expense (benefit)                          $(25,295)          $  5,686           $  8,498
State income taxes, net of federal benefit                       (3,650)               651              1,226
Non deductible transaction costs                                  3,281                 --                 --
Change in valuation allowance                                        --             (5,000)            (5,431)
Utilization of net carryforward                                      --             (4,373)            (7,859)
Benefit not recorded due to net carryforward position            25,379                 --                 --
Other                                                               285                203                408
                                                               --------           --------           --------
                                                               $     --           $ (2,833)          $ (3,158)
                                                               --------           --------           --------
                                                               --------           --------           --------


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:


                                                              1997             1998
                                                              ----             ----
                                                                   (IN THOUSANDS)
Deferred tax assets:
         Federal net operating loss carryforward             $21,635          $15,092
         State net operating loss carryforwards                  618               --
         Deferred compensation                                    --              848
         Accrued liabilities                                   1,477              841
         Inventory reserves                                    1,946            2,037
                                                             -------          -------
Total gross deferred tax assets                               25,677           18,818
                                                             -------          -------
Deferred tax liabilities
         Depreciation                                            521            1,518
         Other                                                   321              325
                                                             -------          -------
Total gross deferred liabilities                                 842            1,842
                                                             -------          -------
Deferred tax assets net of deferred tax liabilities           24,835           16,976
                                                             -------          -------
Less valuation allowance                                      19,835            6,545
                                                             -------          -------
Net deferred tax assets                                      $ 5,000          $10,431
                                                             -------          -------
                                                             -------          -------


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $41.8 million prior to the expiration of the net operating loss carry forwards in 2011.

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

9.       ACCRUED EXPENSES


                                                          DECEMBER 31,
                                                     --------------------
                                                       1997         1998
                                                       ----         ----
                                                        (IN THOUSANDS)
Wages, salaries and benefits                         $ 3,693      $ 4,216
Sales tax payable                                      3,124        3,319
Accrued interest                                       3,691           25
Other                                                  5,223        7,088
                                                     -------      -------
                                                     $15,731      $14,648
                                                     -------      -------
                                                     -------      -------


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

         In connection with the issuance of the Senior Preferred Stock the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants were exchangeable for 676,325 shares of Common Stock and expired on June 5, 2006. The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The Warrants were exercisable at a price of $0.01 per share. On June 3, 1998, the warrants were exercised and converted into shares of common stock on a cashless exercise basis. The effect to the Company's total stockholder's equity was immaterial.

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

11.      LEGAL

         The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   FISCAL 1998
                                                     (in thousands, except per share data)
                                          FIRST            SECOND            THIRD             FOURTH             TOTAL
                                          -----            ------            -----             ------             -----
Net sales                               $ 85,216          $ 91,260          $ 96,195          $118,994          $391,665

Gross profit                            $ 23,530          $ 25,831          $ 26,985          $ 33,296          $109,642

Net income                              $  4,220          $  4,856          $  4,717          $ 13,640          $ 27,433

Net income per share (diluted)
                                        $   0.20          $   0.23          $   0.22          $   0.66          $   1.31


                                                                   FISCAL 1997
                                                     (in thousands, except per share data)
                                          FIRST            SECOND            THIRD             FOURTH             TOTAL
                                          -----            ------            -----             ------             -----
Net sales                               $ 59,809          $ 69,627          $ 75,948          $ 91,271          $296,655

Gross profit                            $ 16,224          $ 19,010          $ 20,797          $ 26,279          $ 82,310

Net income (loss)                       $ (6,821)         $   (531)         $  3,289          $ 12,657          $  8,594

Net income (loss) per share
(diluted)                               $  (0.05)         $  (0.03)         $   0.16          $   0.61          $   0.42


                                                                     SCHEDULE II

                            GUITAR CENTER, INC. AND SUBSIDIARY
                             VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED DECEMBER 31, 1997 AND 1998
                                 (AMOUNTS IN THOUSANDS)


                                                       BALANCE AT     ADDITIONS    DEDUCTIONS               BALANCE
                                                       BEGINNING     CHARGED TO       FROM                  AT END
                                                        OF YEAR      OPERATIONS     ALLOWANCE    OTHER      OF YEAR
                                                       ----------    ----------    ----------    -----      -------
December 31, 1997
     Allowance for doubtful receivables                  $150            --            --          --          $150
     Allowance for obsolescence & damaged goods          $600            --            --          --          $600


December 31, 1998
     Allowance for doubtful receivables                  $150          $ 48            --          --          $198
     Allowance for obsolescence & damaged goods          $600          $165          $385          --          $380

