Form 10-Q
period 1999-03-31
GUITAR CENTER INC
filed 1999-04-30
CIK 1021113

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


                         Commission File No. 000 - 22207

                               GUITAR CENTER, INC.
         ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        95-4600862
         ----------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification Number)

         5155 CLARETON DRIVE
         AGOURA HILLS, CALIFORNIA                        91301
         -----------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                                 (818) 735-8800
         -----------------------------------------------------------------------
               Registrant's telephone number, including area code

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

As of April 28, 1999, 20,112,012 shares of our Common Stock, $.01 par value, were outstanding.

                               GUITAR CENTER, INC.

                                      INDEX

Part I.  Financial Information

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Balance Sheets - March 31, 1999 and December 31, 1998 ...........................3

         Condensed Statements of Income - Three months ended
         March 31, 1999 and 1998....................................................................4

         Condensed Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998 ...................................................................5

         Notes to Condensed Financial Statements  ..................................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ...........................................................7

Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K  ...............................................14


                               GUITAR CENTER, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in thousands, except per share data)


                                                                             MARCH 31,      DECEMBER 31,
                                                                               1999            1998
                                                                             ---------      -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                   $     130      $     113
 Accounts receivable                                                            13,239         10,575
 Merchandise inventories                                                       107,554        102,853
 Prepaid expenses and other current assets                                       2,287          3,338
 Pre-opening costs                                                                --            1,652
                                                                             ---------      ---------
Total current assets                                                           123,210        118,531

Property and equipment, net                                                     36,698         34,754
Goodwill, net of accumulated amortization                                        4,572          4,618
Other assets                                                                     4,566          3,260
Deferred income taxes                                                           10,431         10,431
                                                                             ---------      ---------
                                                                             $ 179,477      $ 171,594
                                                                             ---------      ---------
                                                                             ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                                            $  17,178      $  18,790
 Accrued expenses and other current liabilities                                 20,782         19,566
 Line of credit                                                                 12,494          7,723
                                                                             ---------      ---------
Total current liabilities                                                       50,454         46,079
Other long-term liabilities                                                      1,527          1,426
Long term debt                                                                  67,084         66,691
Stockholders' equity
 Preferred stock; authorized 5,000,000 shares at
  March 31, 1999 and December 31, 1998                                              --             --

 Common stock, $0.01 par value, authorized 55,000,000 shares, issued and outstanding 20,111,246 at March 31, 1999 and
  20,092,943 at December 31, 1998, respectively                                    201            201
 Additional paid in capital                                                    228,394        228,195
 Accumulated deficit                                                          (168,183)      (170,998)
                                                                             ---------      ---------
Total stockholders' equity                                                      60,412         57,398
                                                                             ---------      ---------

                                                                             $ 179,477      $ 171,594
                                                                             ---------      ---------
                                                                             ---------      ---------



            See accompanying notes to condensed financial statements.

                               GUITAR CENTER, INC.

                         CONDENSED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED
                                                     MARCH 31, 1999  MARCH 31, 1998
                                                     --------------  --------------
Net sales                                               $109,904        $85,216
Cost of goods sold, buying and occupancy                  81,007         61,686
                                                       ---------      ---------
Gross profit                                              28,897         23,530

Selling, general and administrative                       20,813         17,203
                                                       ---------      ---------
Operating income                                           8,084          6,327

Interest expense, net                                      2,088          1,972
                                                       ---------      ---------

Income before income taxes and cumulative effect
 of change in accounting principle                         5,996          4,355

Income taxes                                               2,099            135
                                                       ---------      ---------

Income before cumulative effect of change in
 accounting principle                                      3,897          4,220

Cumulative effect of change in accounting
 principle-write-off of pre-opening costs,
 net of tax of $578                                        1,074             --
                                                       ---------      ---------

Net income                                              $  2,823        $ 4,220
                                                       ---------      ---------
                                                       ---------      ---------
Net income per share

 Basic

  Income before cumulative effect of change
   in accounting principle                             $    0.19      $    0.22
  Cumulative effect of change in accounting
   principle-write-off of pre-opening costs               (0.05)          --
                                                       ---------      ---------
    Net income                                         $    0.14      $    0.22
                                                       ---------      ---------
                                                       ---------      ---------
    Diluted

  Income before cumulative effect of change
    in accounting principle                            $    0.19      $    0.20

  Cumultive effect of change in accounting
    princple-write off of pre-opening
    costs                                                  (0.05)          --
                                                       ---------      ---------
Net income                                             $    0.14      $    0.20
                                                       ---------      ---------
                                                       ---------      ---------
Weighted average shares outstanding
    Basic                                                 20,101         19,347
                                                       ---------      ---------
                                                       ---------      ---------
    Diluted                                               20,846         20,773
                                                       ---------      ---------
                                                       ---------      ---------

            See accompanying notes to condensedfinancial statements.

                               GUITAR CENTER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                           THREE MONTHS ENDED MARCH 31,
                                                               1999         1998
                                                             -------      -------
OPERATING ACTIVITIES

Net income                                                   $ 2,823      $ 4,220
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:

 Depreciation and amortization                                 1,618          996
 Amortization of deferred financing fees                          60           60
 Cumulative change in accounting principle - pre-opening
  cost write-off                                               1,652         --
 Changes in operating assets and liabilities:
  Accounts receivable                                         (2,664)         913
  Merchandise inventories                                     (4,701)      (7,577)
  Prepaid expenses                                              (148)        (471)
  Other assets                                                  (121)         (73)
  Accounts payable                                            (1,612)      (1,147)
  Accrued expenses and other current liabilities               1,216       (3,287)
  Other long term liabilities                                    101           91
                                                             -------      -------
Net cash used in operating activities                        $(1,776)     $(6,275)

INVESTING ACTIVITIES

Purchase of property and equipment                            (3,571)      (4,678)
                                                             -------      -------
Net cash used in investing activities                        $(3,571)     $(4,678)

FINANCING ACTIVITIES

Net change in revolving debt facility                          4,772        3,012
Proceeds from exercise of stock options                          199          281
Borrowings under long term debt and
  capital leases                                                 393           --
                                                             -------      -------
Net cash provided by financing activities                    $ 5,364      $ 3,293

Net increase (decrease) in cash and cash equivalents         $    17      $(7,660)
Cash and cash equivalents at beginning of year                   113        7,755
                                                             -------      -------

Cash and cash equivalents at end of period                   $   130      $    95
                                                             -------      -------
                                                             -------      -------



                 See accompanying notes to financial statements.

                               GUITAR CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, ("Guitar Center" or the "Company"), as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the three months ended March 31, 1999, Guitar Center's sole subsidiary was merged into Guitar Center, Inc. in a short-form merger.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.       Income Taxes

         As a result of the $72.4 million loss incurred in fiscal 1996, the Company had a net operating loss carryforward for federal income taxes of approximately $41.8 million as of December 31, 1998. A provision for income taxes of $2.1 million has been made in the condensed statement of operations for the three months ended March 31, 1999.

3.       Change in Accounting for Store Pre-Opening Costs

         Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires all store pre-opening costs to be expensed as incurred. As a result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle of $1,074,000 (net of taxes of $578), in the Statement of Operations for the period ending March 31, 1999 relative to the adoption of SOP 98-5.

         The following illustrates the pro forma amounts assuming the new accounting policy for pre-opening costs was applied retroactively:


                                               1999        1998
                                              ------      ------
         Net income                           $3,897      $4,194
         Net income per share:
           Basic                              $ 0.19      $ 0.22
           Diluted                            $ 0.19      $ 0.20



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 50 stores in 26 major markets as of March 31, 1999. From 1994 to 1998 our net sales and operating income before deferred compensation expense grew at compound annual growth rates of 32.0% and 32.2%, respectively, principally due to comparable store sales growth averaging 15.2% per year and the opening of new stores. The increases were principally attributable to increases in unit sales rather than increases in prices or changes in product mix. Our management believes such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center name. We do not expect comparable store sales to continue to increase at historical rates.

         We opened twelve stores in 1998 and as of March 31, 1999, had opened two additional stores this year. Presently, we expect to open an additional ten stores during the remainder of 1999. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We believe the infrastructure is in place to support our needs for the immediate foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations. Generally, however, mature stores have demonstrated net sales growth rates consistent with the Company's average. As we enter new markets, management expects that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music products retailers attempt to execute national growth strategies.

         The following table sets forth historical income statement data as a percentage of net sales:


                                          Three Months Ended
                                               March 31,
                                            1999      1998
                                          --------  --------
Net sales                                   100.0%     100.0%
Gross profit                                 26.3       27.6
Selling, general, and administrative
   expenses                                  18.9       20.2
                                            -----      -----
Operating income                              7.4        7.4
Interest expense, net                         1.9        2.3
Income before income taxes and
   cumulative effect of change in
   accounting principle                       5.5        5.1
Income taxes                                  1.9        0.2
Income before cumulative effect of
   change in accounting principle             3.5        5.0
Cumulative effect of change in
   accounting principle, net of tax           1.0         --
                                            -----      -----
Net income                                    2.6%       5.0%
                                            -----      -----
                                            -----      -----


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

         Net sales increased to $109.9 million for the three months ended March 31, 1999, from $85.2 million for the comparable prior period, a 29.0% increase. This growth was attributable to an increase of 9.2% in comparable store net sales which contributed $7.8 million, or 31.8%, of the total increase. New store net sales accounted for the balance of the increase in net store sales. Comparable store sales growth was slightly adversely affected as a result of our decision to add additional stores to several existing market clusters in an effort to enhance customer service and convenience.

         Gross profit dollars for the three months ended March 31, 1999 compared to 1998 increased 22.8% to $28.9 million from $23.5 million. Gross profit as a percentage of net sales for the three months ended March 31, 1999 compared to 1998 decreased to 26.3% from 27.6%. Selling margin was approximately the same in each period. Occupancy and buying costs increased by 1.3% on sales in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the fact that 42% of the store base is on average only one year old.

         Selling, general and administrative expenses for the three months ended March 31, 1999 compared to 1998 increased 21.0% to $20.8 million from $17.2 million. Selling, general and administrative expenses, excluding pre-opening costs, for the three months ended March 31, 1999 compared to 1998 decreased to 18.7%, as a percentage of sales, from 19.7%. Store-level selling, general and administrative expenses were slightly higher as a percentage of sales due to the number of immature stores, however, this was more than offset by leveraging of the corporate general and administrative expenses.

         Operating income for the three months ended March 31, 1999 was $8.1 million compared to $6.3 million for the same three months of 1998, an increase of 27.8%. The increase is principally the result of the increase in sales and gross profit margin percentage derived from both new and existing stores. As a percentage of sales, operating income for the three months ended March 31, 1999 and 1998 was 7.4%.

         Interest expense, net for the three months ended March 31, 1999 increased to $2.1 million from $2.0 million in the same period of 1998. The interest expense for the first quarter of 1999 consisted of interest on the 11% Senior Notes due 2006 (the "Senior Notes") and borrowings under our line of credit.

         In the quarter ended March 31, 1999, a provision for income taxes of $2.1 million was recorded. In the prior period, minimal income taxes were charged to income as we recognized the benefit of our tax net operating loss carryforward. As the majority of the tax benefits related to the net operating loss carryforward has been recognized as of December 31, 1998, the Company's effective tax rate for the three months ended March 31 represents the combined federal and state rates expected to be realized for the full year, offset partially by the recognition of the remaining NOL.

         In the first quarter of 1999, a charge to operations of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs as incurred.

         Net income for the three months ended March 31, 1999 decreased to $2.8 million from $4.2 million for the same period in 1998, principally as a result of the effect of the cumulative change in accounting principle as discussed above, and the effect of income tax provision of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the Senior Notes prior to the their final maturity in 2006. As of March 31, 1999, we had $12.5 million outstanding under our 1997 Credit Facility with Wells Fargo Bank, excluding $170,000 outstanding on standby letters of credit, and had available borrowings under the 1997 Credit Facility of approximately $27.3 million. The agreement underlying the 1997 Credit Facility expires July 1, 2004 and includes restrictive covenants which, among other things, require us to maintain specified financial ratios. We were in compliance with respect to all such requirements as of March 31, 1999.

         For the three months ended March 31, 1999, cash used by operating activities was $1.8 million. Cash used in investing activities totaled $3.6 million, of which $2.6 million related principally to the opening of new stores and remodeling of relocated stores and the balance principally related to computer hardware and software. Cash provided by financing activities totaled $5.4 million, which principally consisted of borrowings under the 1997 Credit Facility.

         During the first quarter of 1999, inventory turn for new product in mature stores decreased from 3.2 times as of March 31, 1998 to 3.0 times as of March 31, 1999. Management believes that the increase in inventory balances has reduced store stockouts which has benefited comparable and new store sales.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the quarter ended March 31, 1999, we opened two new stores. Each new store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment.

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

         Management believes that our company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including our present plans for expansion as described elsewhere in this Report. Our capital resources and liquidity are expected to be provided by net cash flow from operations and borrowings under the 1997 Credit Facility. Depending upon market conditions, we may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to us, if at all.

SEASONALITY

         Our operating results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

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

         In 1997, we established a project plan to investigate the Year 2000 compliance of its internal and third party computer system applications and hardware. The objective was to verify third party compliance and complete internal compliance prior to year end 1999. All work has been substantially completed with the exception of a major software project related to our inventory management system implemented in April of 1999. As of the date of this Report, we believe that all of our significant IT systems will be Year 2000 compliant by the end of 1999. We currently do not have a contingency plan with regard to the Year 2000. During 1999, we will continue to evaluate whether and to what extent contingency arrangements should be implemented.

         We have also endeavored to assess the Year 2000 compliance of the outside parties upon which we are most dependent, including large vendors of the products resold in the Guitar Center stores. While we are not aware of any material compliance difficulties expected by any such supplier, our ability to obtain accurate information is necessarily limited. A number of our vendors manufacture their products overseas, also making accurate information difficult to obtain. Those vendors, as well as ourselves, are also dependent upon the continued normal functioning of surface and air transportation, electric utility and voice and data transmission infrastructure, and the electronic payments systems and other activities of large financial institutions. Many of these companies have very significant Year 2000 compliance programs underway because they tend to be dependent on large, proprietary "legacy" computing systems that are particularly susceptible to Year 2000 problems. The success of these compliance programs will prove important to us and our business.

         Based on the assessment efforts to date, however, we do not believe that the Year 2000 issue will have a material adverse effect on our financial condition or results of operations. Our beliefs and expectations, however, are based on assumptions and expectations that ultimately may prove to be inaccurate. We believe that by the end of 1999, we will be able to fully determine its most reasonably likely worst case scenarios. Potential sources of risk include:

         o the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers;

         o disruption of the distribution channel, including ports, and transportation vendors, as a result of a general failure of systems and necessary infrastructure such as electric power supply, voice and data communications and financial payment systems; and

         o unexpected failures of systems or devices that are misidentified as being Year 2000 compliant or which prove unexpectedly to contain non-compliant, date-dependent computer code.

         As of the date of this Report, we do not expect the future costs associated with our Year 2000 efforts to be substantial. To date, we have spent minimal resources on the Year 2000 issue, as such, primarily due to an already established, long term plan to upgrade and modernize all systems which we have been implementing since 1995. The Year 2000 issues have been addressed as part of the overall global system strategies. Our statements concerning future costs do not include time and costs that may be incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant, or costs to implement any contingency plans.

         The information above contains forward-looking statements which reflect the current views of our company with respect to Year 2000 compliance and the related costs and possible impact on its financial performance. As indicated above, these assessments may prove to be inaccurate. The Year 2000 problem is novel. Neither Guitar Center nor any of our suppliers is experienced at identifying and remediating a problem of this sort which represents a systemic defect that, if not corrected, will cause the failure of computer systems and computer-controlled devices that are pervasive in the infrastructure of business and government.

INFLATION

         We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to Guitar Center. These forward-looking statements are based largely on our current expectations and are subject to risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating any of these forward-looking statements include changes in external competitive market factors, the effectiveness of our promotion and merchandising strategies, changes in our business strategy or any inability to execute our business strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent us from competing successfully in existing or future markets. These matters and other business risks to which Guitar Center is subject are discussed in our periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of such risks in greater detail is contained under the caption "Item 1., Business Risks Related to the Business" on pages 11 through 13 of our 1998 Annual Report on Form 10-K.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on April 26, 1999. At that time there were present, in person or by proxy, 18,552,859 shares of the Company's Common Stock.

(b) At the annual meeting, two items were submitted to a vote of shareholders: (1) the election of directors; (2) the approval of the Company's 1997 Equity Participation Plan, as amended.

(c) The results of voting for the election of eight directors at the Annual Meeting were as follows:


                  Nominee                      For                    Withheld
                  -------                      ---                    --------
                  Larry Thomas              18,549,897                 2,962
                  Marty Albertson           18,549,897                 2,962
                  Steven Burge              18,548,097                 4,762
                  David Ferguson            18,549,850                 3,009
                  Harvey Kibel              18,549,897                 2,962
                  Michael Lazarus           18,548,097                 4,762
                  Peter Starrett            18,549,797                 3,062
                  Jeffrey Walker            18,548,097                 4,762



         The results of voting for the approval of the Company's 1997 Equity Participation Plan, as amended, were as follows:


                           For              Against           Abstain           Broker Non-Votes
                           ---              -------           -------           ----------------
         1997 EPP        17,977,861         572,286            2,712                    0


Part II. OTHER INFORMATION

         ITEM 6.   EXHIBITS.

                   (a)  Exhibit 11.    Computation of Income per share.

                        Exhibit 27.    Financial Data Schedule.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 28th day of April 1999.

                                  Guitar Center, Inc.

                                  /s/  Bruce L. Ross

                                  Bruce L. Ross, Executive Vice President,
                                  Chief Financial Officer and Secretary

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

Exhibit Index


Exhibit No.       Description
-----------       -----------
11                Computation of Income Per Share

27                Financial Data Schedule
