Form 10-Q
period 1999-06-30
GUITAR CENTER INC
filed 1999-08-16
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________


                         Commission File No. 000 - 22207

                               GUITAR CENTER, INC.
   ----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    DELAWARE                                             95-4600862
   ----------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)

   5155 CLARETON DRIVE
   AGOURA HILLS, CALIFORNIA                                        91301
   ----------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (818) 735-8800
   ----------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

As of August 11, 1999, 22,072,590 shares of our Common Stock, $.01 par value, were outstanding.

                       GUITAR CENTER, INC. AND SUBSIDIARY

                                      INDEX


Part I.  Financial Information

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets - June 30,
         1999 and December 31, 1998 ........................................3

         Condensed Consolidated Statements of Operations -
         Three months ended June 30, 1999 and 1998..........................4

         Condensed Consolidated Statements of Income -
         Six months ended June 30, 1999 and 1998............................5

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998 ...........................6

         Notes to Condensed Consolidated Financial Statements ..............7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .....................11

         ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................17

Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Changes in Securities and Use of Proceeds................17

         Item 3.  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders......17

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K ........................17

                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                          JUNE 30,         DECEMBER 31,
                                                           1999                1998
                                                        ---------          -----------
                                                        C>
ASSETS
Current assets:
   Cash and cash equivalents                            $     880          $     472
   Inventories, net of reserves                           147,930            126,957
   Accounts receivable, net of reserves                    15,551             13,614
   Prepaid expenses and deposits                            2,990              3,324
   Pre-opening costs and other current assets                   -              2,850
                                                        ---------          ---------
Total current assets                                      167,351            147,217

Property and equipment, net                                50,284             42,410
Goodwill, net                                               4,541              4,618
Deferred tax assets                                        10,431             10,431
Deposits and other assets, non-current                      4,962              3,382
                                                        ---------          ---------
                                                        $ 237,569          $ 208,058
                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  33,894          $  35,152
   Accrued expenses and other current liabilities          14,269             15,934
   Merchandise advances                                     7,164              7,147
   Line of credit                                          49,828             20,850
   Current portion of long term debt                          264                527
                                                        ---------          ---------
Total current liabilities                                 105,419             79,610

Rent equalization                                           1,737              1,570
Long term debt                                             67,946             80,663
                                                        ---------          ---------
Total liabilities                                         175,102            161,843

Stockholders' equity
   Common stock, $0.01 par value,
     authorized 55,000,000 shares, issued and
     outstanding 22,072,590 at June 30, 1999 and
     20,092,943 at December 31, 1998, respectively            221                201
   Additional paid in capital                             242,251            228,195
   Accumulated deficit                                   (180,005)          (182,181)
                                                        ---------          ---------
Total stockholders' equity                                 62,467             46,215
                                                        ---------          ---------

                                                        $ 237,569          $ 208,058
                                                        =========          =========

      See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                       THREE MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                                  1999                   1998
                                                ---------             ---------
                                                C>
Net sales                                       $ 139,186             $114,540
Cost of goods sold, buying and occupancy          102,340               83,135
                                                ---------             --------
Gross profit                                       36,846               31,405

Selling, general and administrative                30,591               26,597
Transaction and conversion costs                    3,627                    -
                                                ---------             --------
Operating income                                    2,628                4,808

Interest expense, net                               2,576                2,335
Interest expense to related parties                   201                  308
Other                                                   -                 (324)
                                                ---------             --------

Income (loss) before income taxes                    (149)               2,489

Income taxes                                            -                  168
                                                ---------             --------

Net income (loss)                               $    (149)           $   2,321
                                                =========            =========

Net income (loss) per share
     Basic                                      $   (0.01)           $    0.11
                                                =========            =========

     Diluted                                    $   (0.01)           $    0.10
                                                =========            =========


Weighted average shares outstanding
     Basic                                         22,072               21,510
                                                =========            =========
     Diluted                                       22,072               23,149
                                                =========            =========

     See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                        SIX MONTHS ENDED
                                                                  JUNE 30,           JUNE 30,
                                                                   1999                1998
                                                                ---------            --------

Net sales                                                        $274,624            $222,249
Cost of goods sold, buying and occupancy                          202,729             161,836
                                                                 --------            --------
Gross profit                                                       71,895              60,413

Selling, general and administrative                                59,141              51,243
Transaction and conversion costs                                    3,627                   -
                                                                 --------            --------
Operating income                                                    9,127               9,170

Interest expense, net                                               5,029               4,489
Interest expense to related parties                                   501                 587
Other                                                                   -                (324)
                                                                 --------            --------

Income before income taxes and cumulative effect
   of a change in accounting principle                              3,597               4,418

Income taxes                                                        2,099                 303
                                                                 --------            --------

Income before cumulative effect of a change in
   accounting principle                                             1,498               4,115

Cumulative effect of changing accounting principle
   to write-off pre-opening costs, net of tax                       1,074                   -
                                                                 --------            --------

Net income                                                       $    424            $  4,115
                                                                 ========            ========

Net income per share
     Basic
       Income before cumulative effect of a change
           in accounting principle                               $   0.07            $   0.19

       Cumulative effect of changing accounting
           principle to write-off pre-opening costs                 (0.05)                  -
                                                                 --------            --------
              Net income                                         $   0.02            $   0.19
                                                                 ========            ========
     Diluted
       Income before cumulative effect of a change
           in accounting principle                               $   0.07            $   0.18
       Cumulative effect of changing accounting
           principle to write-off pre-opening costs                 (0.05)                  -
                                                                 --------            --------
              Net income                                         $   0.02            $   0.18
                                                                 ========            ========

Weighted average shares outstanding
     Basic                                                         22,067              21,409
                                                                 ========            ========
     Diluted                                                       22,623              22,932
                                                                 ========            ========

      See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                 1999               1998
                                                               ---------          --------
OPERATING ACTIVITIES
Net income                                                      $    424          $  4,115
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  3,726             2,508
    Amortization of deferred financing fees                          120               120
    Gain on sale of property                                           -              (324)
    Cumulative change in accounting principle pre-opening
       cost write-off                                              1,652                 -
    Changes in operating assets and liabilities:
       Accounts receivable                                        (1,937)            1,431
       Merchandise inventories                                   (20,973)          (19,787)
       Prepaid expenses                                              334            (1,794)
       Other assets                                                 (517)             (594)
       Accounts payable                                           (1,258)           (1,696)
       Accrued expenses and other current liabilities             (1,665)           (6,077)
       Other long term liabilities                                   167               276
       Merchandise advances                                           17               945
                                                                 -------           --------
Net cash provided by (used in) operating activities              (19,910)          (20,877)

INVESTING ACTIVITIES
Proceeds from sale of property                                         -               733
Purchase of property and equipment                                (8,868)          (11,263)
Payment for purchase of Rhythm City, Inc.,
  net of cash acquired                                                 -              (507)
                                                                 -------           --------
Net cash used in investing activities                             (8,868)          (11,037)

FINANCING ACTIVITIES
Net change in revolving debt facility                             28,978            21,574
Proceeds from exercise of stock options                              208               599
Warrant underwriting                                                   -               (87)
Borrowings from related party debt                                     -             3,155
                                                                 -------           --------
Net cash provided by financing activities                         29,186            25,241

Net increase (decrease) in cash and cash equivalents                 408            (6,673)
Cash and cash equivalents at beginning of year                       472             8,370
                                                                 -------           --------

Cash and cash equivalents at end of period                      $    880          $  1,697
                                                                ========          ========

NON CASH INVESTING ACTIVITIES
Contribution of land and building                                  1,750                 -
Borrowings under capital lease                                       890                 -
Related party debt converted to common stock                      13,870                 -

          See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation, ("Guitar Center" or the "Company"), as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Musician's Friend audited financial statements and notes thereto for the year ended December 31, 1998 contained in the Form 8-K/A filed August 11, 1999.

         The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Merger

         On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., a Delaware corporation ("Musician's Friend"), pursuant to a merger agreement. Each share of Musician's Friend common stock was converted into approximately 10.02 shares of Guitar Center common stock. In total, 1,959,970 shares of common stock were issued and stock options to purchase 250,505 shares of common stock were assumed. The assumed stock options have exercise prices of $19.96 to $21.96 per share, with a weighted average exercise price of $20.31.

         Under the terms of the merger agreement, 30% of the total shares issued were placed in escrow for general indemnification purposes and for indemnification against damages related to specific tax issues.

         The merger was accounted for under the pooling of interests method. Accordingly, the financial statements of Guitar Center have been restated for all periods to include the results of Musician's Friend.

         The following reflects net sales and net income (loss) of the previously separate companies for the period before the combination was consummated and for the period ending June 30, 1998, which are included in the current combined net sales and net income (loss) (in thousands):


                               Five Months Ended                          Two Months Ended
                                 May 28, 1999                               May 28, 1999
                       Guitar Center      Musician's Friend      Guitar Center      Musician's  Friend
                         1999                1999                  1999                     1999
                      --------------------------------------------------------------------------------

Net sales               $   185,403          43,411                 $ 75,499               17,878
Net income (loss)       $     5,241          (3,044)                $  2,420                 (794)





                              Three Months Ended                          Six Months Ended
                                 June 30, 1998                              June 30, 1998
                       Guitar Center      Musician's Friend      Guitar Center      Musicians  Friend
                         1998                1998                  1998                     1998
                      --------------------------------------------------------------------------------

Net sales               $    91,260          23,280                 $ 176,476               45,773
Net income (loss)       $     4,856          (2,535)                $   9,076               (4,961)



         Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the second quarter and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.



3.       Accounting Policies

         REVENUE RECOGNITION

         Retail sales are recognized at the time of sale, net of a provision for estimated returns. Mail order and Internet sales are recognized when the related products are shipped to customers, net of a provision for estimated returns. Previously, we entered into numerous installment transactions in our catalog and Internet business. Such programs were substantially terminated in the fourth quarter of 1998.

         ADVERTISING

         We expense retail advertising as incurred. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of SOP 93-7.

4.       Income Taxes

         As a result of the $72.4 million loss incurred in connection with the recapitalization completed in fiscal 1996, the Company had a net operating loss carryforward for federal income taxes of approximately $41.8 million as of December 31, 1998. A provision for income taxes of $2.1 million has been made in the condensed consolidated statement of operations for the six months ended June 30, 1999.

         Income taxes for the three and six months ended June 30, 1999 include income taxes provided on the income of Guitar Center prior to the merger with Musician's Friend. The losses incurred by Musician's Friend prior to the merger have not been utilized to offset income from Guitar

         Center, nor has a deferred tax benefit been recorded due to uncertainty concerning the realizability of such benefit.

         From 1994 through 1997, Musician's Friend business was operated by Musician's Friend Trust, an Oregon business trust (the "Trust"), which, as a trust, claimed it was not subject to federal and state income taxes. Accordingly, Musician's Friend has not recorded provisions for income taxes since the Trust's income or loss was attributable to the individual beneficiaries of the Trust and its related trusts.

         During 1998, the Internal Revenue Service ("IRS") took the position that the Trust was an association which is taxable as a corporation and not as a trust. Accordingly, the IRS asserted that the Trust was required to file its tax returns and pay income taxes at corporate rates in effect. Alternatively, the IRS contended that the Trust and related beneficiary were formed to avoid federal income taxes which were legally owed by the Trust and the individuals involved. As a result, the IRS issued reports to the the Trust claiming taxes due of $4,443,000 for the years 1994 - 1996, with penalties aggregating $1,286,000 and related interest. No claims relating to 1997 have been quantified to date in the IRS reports. The Musician's Friend business was operated as an S corporation for years prior to 1994. Accordingly, Musician's Friend's taxable income for 1994 and prior years had been attributed to the owners. Effective January 1, 1998, the Trust contributed the Musician's Friend business to a Delaware corporation taxable as a C corporation. By the express terms of the contribution agreement, that corporation did not assume any liability of the Trust or its beneficiaries for prior period taxes.

         The trust is contesting the positions of the IRS. Guitar Center has not provided for income tax expense related to this matter in its consolidated financial statements because its subsidiary, Musician's Friend, Inc., did not assume any liabilities related to this dispute when it was formed in January 1998 and therefore Guitar Center believes the liability related to any resolution of this matter properly resides with the Trust and its beneficiaries. As with any form of litigation, however, there is uncertainty regarding the ultimate outcome of this matter. Accordingly, pursuant to the merger agreement, 20% of the shares otherwise issuable to the former stockholders of Musician's Friend have been placed in escrow pending resolution of this matter.

5.       Line of Credit

         In July 1999, we terminated our prior credit facility and entered into a new $60 million secured revolving line of credit (the "1999 Facility") with Wells Fargo Bank which is available through July 1, 2004. This increased availability had been made available from and after June 1, 1999, as an amendment to the prior facility. The 1999 Facility provides for revolving credit or term loan borrowings up to $60 million in the aggregate. The 1999 Facility is secured by specified inventory, receivables, and intellecutal property rights. A fee of 0.25% is assessed on the unused portion of the 1999 Facility.

         Under the terms of the 1999 Facility and its predecessor, we are subject to various financial and other covenants. We were in compliance with such covenants at June 30, 1999. Borrowings under the 1999 Facility bear interest at either the prime rate or at LIBOR plus 1.5%, at our option, with interest due monthly. At June 30, 1999, we had $49.8 million outstanding under our 1999 Facility.

6.       Transaction costs

         Transaction and store conversion costs totaled $3.6 million during the three months ended June 30, 1999. These costs relate to the merger with Musician's Friend during the second quarter of 1999 and principally include financial advisory fees, legal and accounting fees, and a severance accrual for a former Musician's Friend executive.

7.       Change in Accounting for Store Pre-Opening Costs

         Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires all store pre-opening costs to be expensed as incurred. As result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle, of $1,074,000 (net of taxes of $578,000), in the Statement of Operations for the period ending
         June 30, 1999 relative to the adoption of SOP 98-5.

         The following illustrates the pro forma amounts assuming the new accounting policy for pre-opening costs was applied retroactively:
         ($ in 000's, except per share data)

                                                                1999          1998
                                                               ------        ------
              Net income ..............................        $1,498        $3,912
              Net income per share:
                Basic .................................        $ 0.07        $ 0.18
                Diluted ...............................        $ 0.07        $ 0.17

8.       Segment Information

         In accordance with the requirements of SFAS 131, "Disclosures about Segements of and Enterprise and Related Information," our reportable business are retail (stores) and direct response (catalog and Internet). Management evaluates segment performance based primarily on revenue and net income.

         Sales, net income, and total assets are summarized as follows for the second quarters and six months ended June 30, 1999 and June 30, 1998 (in thousands):


                                    Three Months Ended                          Six Months Ended
                         Retail      Direct Response                  Retail     Direct Response
                          1999             1999          Total         1999           1999          Total
                       ----------   ------------------   -------    ----------  ----------------   -------
Sales                  $  122,431         16,755         139,186    $  240,494       34,130        274,624

Net Income (loss)           1,872         (2,021)           (149)        4,275       (3,851)           424

Total Assets           $  219,598         17,971         237,569    $  219,598       17,971        237,569



                                    Three Months Ended                          Six Months Ended
                         Retail      Direct Response                  Retail     Direct Response
                          1998             1998          Total         1998           1998          Total
                       ----------   ------------------   -------    ----------  ----------------   -------
Sales                  $   95,261         19,279         114,540    $  184,232       38,017        222,249

Net Income (loss)           4,722         (2,401)          2,321         8,534       (4,419)         4,115

Total Assets           $  158,107         25,728         183,835    $  158,107       25,728        183,835


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 61 retail locations in 32 major markets and 3 stores in secondary markets as of June 30, 1999, and with the acquisition of Musician's Friend, we now operate the largest direct response channel (catalog and Internet) in the musical instruments industry in the United States. From 1994 to 1998, our net sales grew at an annual compound rate of 32.3%, principally due to the comparable store sales growth of our Guitar Center stores averaging 15.2% per year, the opening of new stores, and a 26.0% increase in the direct response channel. Our management believes such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center name. We do not expect comparable store sales to continue to increase at historical rates.

         We opened twelve Guitar Center stores in 1998 and, as of June 30, 1999, had opened seven additional Guitar Center stores this year. Presently, we expect to open an additional five Guitar Center stores during the remainder of 1999. We opened four stores in 1998 under the Musician's Friend brand and opened one additional Musician's Friend store in January of 1999. Of the nine Musician's Friend retail locations acquired, we currently anticipate rebranding seven of the nine stores to the Guitar Center name and format. This conversion process will take approximately nine months and will encompass three stages, back room infrastructure, store remodeling, and remerchandising. As of June 30, 1999, we have completed stage one of the conversion for one retail location. The two small Musician's Friend locations will likely continue to operate under the Musician's Friend brand. However, all retail locations are being integrated with the existing Guitar Center stores infrastructure. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We believe the infrastructure is in place to support our needs for the immediate foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations. As we enter new markets, management expects that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music products retailers attempt to execute national growth strategies.

         The following table sets forth historical income statement data as a percentage of net sales:

                                                        Three Months Ended         Six Months Ended
                                                                June 30,               June 30,
                                                        1999           1998        1999       1998
                                                       ------        -------      ------     -------
Net sales                                              100.0%         100.0%      100.0%      100.0%
Gross profit                                            26.5           27.4        26.2         27.2
Selling, general, and administrative expenses           22.0           23.2        21.6         23.1
Transaction cost & conversion costs                      2.6              -         1.3           -
                                                       -----          -----       -----       -----
Operating income                                         1.9            4.2         3.3          4.1
Interest expense, net                                    1.9            2.0         1.8          2.0
Interest expense to related parties                      0.1            0.3         0.2          0.3
Other                                                      -           (0.3)          -         (0.2)
Income before income taxes and cumulative
   effect of a change in accounting principle           (0.1)           2.2         1.3          2.0
Income taxes                                               -            0.2         0.8          0.1
                                                       -----          -----       -----       -----
Income before cumulative effect of a
   change in accounting principle                       (0.1)           2.0         0.6          1.9
Cumulative effect of a change in accounting
   principle to write-off pre-opening costs, net of        -              -         0.4            -
                                                       -----          -----       -----       -----
Net income (loss)                                       (0.1)           2.0         0.2          1.9
                                                       -----          -----       -----       -----

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

         Net sales increased to $139.2 million for the three months ended June 30, 1999, from $114.6 million for the comparable prior period, a 21.5% increase. Net sales from retail stores totaled $122.4 million, an increase of $27.2 million, or 28.5%. Sales from new stores contributed $20.9 million, or 77% of the increase. Comparable store sales increased 7%. Comparable stores sales growth have been adversely effected due to softness in the market for high-technology products, competition in selected markets, including locations where we have opened additional Guitar Center stores to build out important markets, and a change in our direct mail strategy implemented in 1999 that is being reversed. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future. The foregoing guidance is subject to the qualifications set forth below under "Forward Looking Statements; Business Risks." Net sales from the catalog and Internet channel totaled $16.8 million, a $2.5 million decrease from the second quarter of 1998. The reduction in sales was primarily due to the substantial termination of the inhouse installment credit program in the fourth quarter of 1998 and its impact on the average order size of catalog transactions. This reduction was partially offset by a 234% increase in Internet sales in the second quarter of 1999 compared to the same period in 1998.

         Gross profit dollars for the three months ended June 30, 1999 compared to 1998 increased 17.3% to $36.9 million from $31.4 million. Gross profit as a percentage of net sales for the three months ended June 30, 1999 compared to 1998 decreased to 26.5% from 27.4%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 26.0% compared to 27.9% in the second quarter of 1998. The reduction in gross profit margin quarter over quarter is due to increased occupancy costs due to the number of stores less than two years old (27 stores out of 64 stores), increased freight expense as more stores are opened on the East Coast, a reduction in selling margin due to special buys that were made in the second quarter of 1998 that were not available in the second quarter of 1999, and a general increase in the cost of certain products. The gross profit margin for the catalog / Internet division was 30.1% for the quarter compared to 25.0% in the second quarter of 1998. In 1998 significant markdowns were required to clear excess catalog and Internet inventories. Markdowns of the same magnitude have not been required to date in 1999. Additionally, during 1998 higher than average shrink occurred in the unit's distribution facilities.

         Selling, general and administrative expenses for the three months ended June 30, 1999 compared to 1998 increased 15.0% to $30.6 million from $26.6 million. Selling, general and administrative expenses, for the three months ended June 30, 1999 compared to 1998 decreased to 22.0%, as a percentage of sales, from 23.2%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.7% as a percentage of sales compared to 20.9% in last year's second quarter. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the catalog / Internet division were 31.6% as a percentage of sales in the second quarter compared to 34.6% in the same period last year. In 1998 Musician's Friend incurred substantial bad debt expense related to its inhouse installment credit program. This program was substantially terminated in the fourth quarter of 1998.

         Transaction and store conversion costs totaled $3.6 million, or 2.6% of sales during the three months ended June 30, 1999. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million), and a severance accrual for a former Musician's Friend executive ($0.8 million).

         Operating income for the three months ended June 30, 1999 was $2.6 million compared to $4.8 million for the same three months of 1998, a decrease of 45.3%. The decrease is principally the result of the transaction and conversion costs discussed above. As a percentage of sales, operating income was 1.9% and 4.2% in the three months ended June 30, 1999 and 1998, respectively.

         Interest expense, net for the three months ended June 30, 1999 increased to $2.8 million from $2.6 million in the same period of 1998. Interest expense includes interest to related parties of $0.2 million and $0.3 million for the three months ended June 30, 1999, respectively.

         In the quarter ended June 30, 1999, no provision for income taxes was recorded due to the loss for the period. In the prior period, minimal income taxes were charged to income as we recognized the benefit of our tax net operating loss carryforward. As the majority of the tax benefits related to the net operating loss carryforward had been recognized as of December 31, 1998, the Company's effective tax rate for the three month ended June 30 represents the combined federal and state rates expected to be realized for the full year, offset partially by the recognition of the remaining NOL.

         Net loss for the three months ended June 30, 1999 was ($149,000), compared to net income of $2.3 million in the second quarter of 1998, principally as a result of the effect of the transaction and conversion costs as discussed above.


         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

         Net sales increased to $274.6 million for the six months ended June 30, 1999, from $222.2 million for the comparable prior period, a 23.6% increase. Net sales from retail stores totaled $240.5 million, an increase of $56.3 million, or 30.5%. Sales from new stores contributed $41.3 million, or 73% of the increase. Comparable store sales increased 8%. Comparable stores sales growth has been adversely effected due to softness in the market for high-technology products, competition in selected markets, including locations where we have opened additional Guitar Center stores to build out important markets, and a change in our direct mail strategy implemented in early 1999 that is being reversed. Net sales from the catalog and Internet channel totaled $34.1 million, a $3.9 million decrease from the six months ended June 30, 1998. The reduction in sales was primarily due to the substantial termination of the inhouse installment credit program in the fourth quarter of 1998 and its impact on the average order size of catalog transactions. This reduction was partially offset by a 192% increase in Internet sales in the six months ended June 30, 1999 compared to the same period in 1998.

         Gross profit dollars for the six months ended June 30, 1999 compared to 1998 increased 19.0% to $71.9 million from $60.4 million. Gross profit as a percentage of net sales for the six months ended June 30, 1999 compared to 1998 decreased to 26.2% from 27.2%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.9% compared to 27.5% in the six months ended June 30, 1998. The reduction in gross profit margin quarter over quarter is due to increased occupancy costs due to the number of stores less than two years old (27 stores out of 64 stores), increased freight expense as more stores are opened on the East Coast, a reduction in selling margin due to special buys that were made in the second quarter of 1998 that were not available in the second quarter of 1999, and a general increase in the cost of certain products. The gross profit margin for the catalog / Internet division was 28.2% for the six months ended June 30, 1999 compared to 25.6% in the six months ended June 30, 1998. In 1998 significant markdowns were required to clear excess catalog and Internet inventories. Markdowns of the same magnitude have not been required to date in 1999. Additionally, during 1998 higher than average shrink occurred in the unit's distribution facilities.

         Selling, general and administrative expenses for the six months ended June 30, 1999 compared to 1998 increased 15.4% to $59.1 million from $51.2 million. Selling, general and administrative expenses, for the six months ended June 30, 1999 compared to 1998 decreased to 21.5%, as a percentage of sales, from 23.1%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.0% as a percentage of sales compared to 20.7% in the six months ended June 30, 1998. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the catalog / Internet division were 32.4% in the six months ended June 30, 1999 compared to 34.6% in the same period last year. In 1998 Musician's Friend incurred substantial bad debt expense related to its inhouse installment credit program. This program was substantially terminated in the fourth quarter of 1998.

         Transaction and store conversion costs totaled $3.6 million, or 1.3% of sales during the six months ended June 30, 1999. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million), and a severance accrual for a former Musician's Friend executive ($0.8 million).

         Operating income for the six months ended June 30, 1999 was $9.1 million compared to $9.2 million for the same six months of 1998. The decrease is principally the result of the transaction and conversion costs discussed above, principally offset by the increase in sales. As a percentage of sales, operating income was 3.3% and 4.1% in the six months ended June 30, 1999 and 1998, respectively.

         Interest expense, net for the six months ended June 30, 1999 increased to $5.5 million from $5.1 million in the same period of 1998. Interest expense includes interest to related parties of $0.5 million and $0.6 million for the six months ended June 30, 1999, respectively.

         In the quarter ended June 30, 1999, no provision for income taxes was recorded due to the loss for the period. In the prior period, minimal income taxes were charged to income as we recognized the benefit of our tax net operating loss carryforward. As the majority of the tax benefits related to the net operating loss carryforward had been recognized as of December 31, 1998, the Company's effective tax rate for the six month ended June 30 represents the combined federal and state rates expected to be realized for the full year, offset partially by the recognition of the remaining NOL.

         Net income for the six months ended June 30, 1999 was $0.4 million, compared to $4.1 million in the same period of 1998, principally as a result of the effect of the transaction and conversion costs as discussed above, and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1999, we completed the merger with Musician's Friend ("MF"). Each outstanding share of MF common stock was converted into the right to receive approximately 10.02 shares of Guitar Center common stock. In connection with the merger we issued an aggregate of 1,959,970 shares of common stock and assumed options (from Musician's Friend) to purchase 250,505 shares of common stock. In addition, we refinanced MF's outstanding obligations under its secured credit facility in the aggregate amount of approximately $17.3 million and incurred transaction expenses of approximately $3.6 million. The source of funds was borrowings under our credit facility. In July 1999, we terminated our prior credit facility (1997 Credit Facility) and entered into the 1999 Credit Facility which allows for borrowings up to $60 million and expires on July 1, 2004. This increased availability had been made available from and after June 1, 1999 as an amendment to the prior facility. The 1999 Facility is secured by specified inventory, receivables, and intellectual property rights. A fee of 0.25% is assessed on the unused portion of the 1999 Facility. The agreement underlying the 1999 Credit Facility includes certain restrictive covenants, which among other things, require us to maintain certain financial ratios. We were in compliance with respect to such requirements as of June 30, 1999. MF also has outstanding capital leases of approximately $1.0 million related to computer equipment financings which will remain in place.

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million Senior Notes outstanding prior to their final maturity in 2006. As of June 30, 1999, we had $49.8 million outstanding under our credit facility with Wells Fargo Bank, excluding $170,000 outstanding on standby letters of credit, and had available borrowings of approximately $10 million.

         For the six months ended June 30, 1999, cash used by operating activities was $19.9 million, most of which represented addition to inventory. Cash used in investing activities totaled $8.9 million. Cash provided by financing activities totaled $29.2 million, which principally consisted of borrowings under the credit facility.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30 1999, we opened eight new stores of which one was operated by Musician's Friend. Each new store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We are currently evaluating the costs of remodeling the large format Musician's Friend store locations that will be rebranded to the Guitar Center name. Inventory requirements for these locations should not significantly change. The costs to provide the additional system technology to all nine of the Musician's Friend stores will approximate $85,000 each. We are also currently evaluating additional capital and strategic requirements related to improving the technology for the Internet business. Such costs could be significant.

         Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected markets. We opened a total of 12 stores in 1998 and 8 stores in 1997, and currently anticipate opening approximately five additional stores in 1999 and approximately 16 stores in 2000. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 16,800 square feet, carrying 7,000 SKUs and generating first year sales of $6,000,000, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $720,000.

         Management believes that our company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including our present plans for expansion as described elsewhere in this Report. Our capital resources and liquidity are expected to be provided by net cash flow from operations and borrowings under the 1999 Credit Facility. Depending upon market conditions, we may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to us, if at all.

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

         In 1997, we established a project plan to investigate the Year 2000 compliance of its internal and third party computer system applications and hardware. The objective was to verify third party compliance and complete internal compliance prior to year end 1999. All work has been substantially completed including a major software project related to our inventory management system implemented in April of 1999. As of the date of this Report, we believe that all of our significant IT systems will be Year 2000 compliant by the end of 1999. We currently do not have a contingency plan with regard to the Year 2000. During 1999, we will continue to evaluate whether and to what extent contingency arrangements should be implemented.

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

         Based on the assessment efforts to date, however, we do not believe that the Year 2000 issue will have a material adverse effect on our financial condition or results of operations. Our beliefs and expectations, however, are based on assumptions and expectations that ultimately may prove to be inaccurate. We believe that by the end of 1999, we will be able to fully determine its most reasonably likely worst case scenarios. Potential sources of risk include:

           - the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers;

           - disruption of the distribution channel, including ports, and transportation vendors, as a result of a general failure of systems and necessary infrastructure such as electric power supply, voice and data communications and financial payment systems; and

           - unexpected failures of systems or devices that are misidentified as being Year 2000 compliant or which prove unexpectedly to contain non-compliant, date-dependent computer code.

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


FORWARD LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to Guitar Center. These forward-looking statements are based largely on our current expectations and are subject to risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating any of these forward-looking statements include changes in external competitive market factors, the effectiveness of our promotion and merchandising strategies, changes in our business strategy or any inability to execute our business strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent us from competing successfully in existing or future markets. These matters and other business risks to which Guitar Center is subject are discussed in our periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of some of the business risks that we face is contained under the caption "Item 1., Business Risks Related to the Business" on pages 11 through 13 of our 1998 Annual Report on Form 10-K. We do not presently intend to update any of these forward looking statements.

         ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         Guitar Center does not have any assets or liabilities which in its view impose upon it significant market risk except that it has outstanding $66.7 million in aggregate principal amount of 11% Senior Notes due 2006. These senior notes constitute long-term, fixed interest rate obligations for which market quotations are available.

Part II. OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (c) During the quarter ended June 30, 1999, the Registrant issued shares of common stock in connection with the acquisition of Musician's Friend, Inc. as more fully described in footnote No. 2 to the condensed consolidated financial statements contained in this Report and in the Form 8-K dated May 28, 1999. These issuances were exempt from registration under the Securities Act by operation of Section 4(2) and Regulation D thereunder.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The required information with respect to the Annual Meeting of Stockholders held April 26, 1999 was previously provided with the Form 10-Q for the quarter ended March 31, 1999.

         ITEM 6.  EXHIBITS.

                  (a)  Exhibit 2.1      Agreement and Plan of Merger by and
                                        among Guitar Center, Inc., EMIC
                                        Acquisition Corporation, Musician's
                                        Friend, Inc. and the Stockholders of
                                        Musician's Friend, Inc., dated as of
                                        May 13, 1999 (incorporated by reference
                                        from Exhibit 2.1 to the Company's Form
                                        8-K dated May 28, 1999)

                       Exhibit 10.30 Amended and Restated Registration Rights Agreement (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K dated May 28, 1999)

                       Exhibit 10.31 Executive Employment Agreement with Robert V. Eastman,
                                                  Effective date May 28, 1999

                       Exhibit 10.32    Wells Fargo Bank Credit Agreement

                       Exhibit 11.      Income per share.

                       Exhibit 27.      Financial Data Schedule.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 1999.

                                Guitar Center, Inc.

                               /s/  Bruce L. Ross

                               Bruce L. Ross, Executive Vice President,
                               Chief Financial Officer and Secretary

                               (Duly Authorized Officer and Principal Financial
                                and Accounting Officer)

Exhibit Index

EXHIBIT NO.       DESCRIPTION
----------        -----------
2.1               Agreement and Plan of Merger by and among Guitar Center,
                  Inc., EMIC Acquisition Corporation, Musician's Friend, Inc.
                  and the Stockholders of Musician's Friend, Inc., dated as of May 13, 1999 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated May 28, 1999)

10.30 Amended and Restated Registration Rights Agreement (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K dated May 28, 1999)

10.31 Executive Employment Agreement with Robert V. Eastman, Effective date May 28, 1999

10.32             Wells Fargo Bank Credit Agreement

11                Income per share.

27                Financial Data Schedule.