Form 10-Q
period 1999-09-30
GUITAR CENTER INC
filed 1999-11-12
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


                         Commission File No. 000 - 22207

                               GUITAR CENTER, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

 DELAWARE                                                   95-4600862
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)

 5155 CLARETON DRIVE
 AGOURA HILLS, CALIFORNIA                                        91301
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (818) 735-8800
 ------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X       No

As of November 9, 1999, 22,072,590 shares of our Common Stock, $.01 par value, were outstanding.

                       GUITAR CENTER, INC. AND SUBSIDIARY

                                      INDEX
                                      -----



Part I.  Financial Information

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998 ..........3

         Condensed Consolidated Statements of Income - Three months ended
         September 30, 1999 and 1998................................................................4

         Condensed Consolidated Statements of  Income - Nine months ended
         September 30, 1999 and 1998................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998 ...............................................................6

         Notes to Condensed Consolidated Financial Statements  .....................................7

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ...........................................................11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................17



Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K  ...............................................17

                       GUITAR CENTER, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        1999                     1998
                                                                 -------------------     --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $          400          $           472
   Inventories, net of reserves                                          147,769                  126,957
   Accounts receivable, net of reserves                                   14,729                   13,614
   Prepaid expenses and deposits                                           3,678                    3,324
   Pre-opening costs and other current assets                                  -                    2,850
                                                                      --------------          ---------------
Total current assets                                                     166,576                  147,217

Property and equipment, net                                               53,002                   42,410
Goodwill, net                                                              4,495                    4,618
Deferred tax assets                                                       10,431                   10,431
Deposits and other assets, non-current                                     6,082                    3,382
                                                                      --------------          ---------------
                                                                  $      240,586          $       208,058
                                                                      ==============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $       29,318          $        35,152
   Accrued expenses and other current liabilities                         17,352                   15,934
   Merchandise advances                                                    6,506                    7,147
   Line of credit                                                         51,514                   20,850
   Current portion of long term debt                                         251                      527
                                                                      --------------          ---------------
Total current liabilities                                                104,941                   79,610

Rent equalization                                                          1,876                    1,570
Long term debt                                                            67,909                   80,663
                                                                      --------------          ---------------
Total liabilities                                                         174,726                 161,843

Stockholders' equity
   Common stock, $0.01 par value, authorized
      55,000,000 shares, issued and outstanding
      22,072,590 at September 30, 1999 and
      20,092,943 at December 31, 1998, respectively                          221                      201
   Additional paid in capital                                            244,003                  228,195
   Accumulated deficit                                                  (178,364)                (182,181)
                                                                      --------------          ---------------
Total stockholders' equity                                                65,860                   46,215
                                                                      --------------          ---------------

                                                                  $      240,586          $       208,058
                                                                      ==============          ===============

     See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                            ------------------------      ------------------------
Net sales                                              $152,523               $118,009
Cost of goods sold, buying and occupancy                113,539                 85,907
                                                       --------               --------
Gross profit                                             38,984                 32,102

Selling, general and administrative                      32,200                 27,230
Transaction and conversion costs                            543                      -
                                                       --------               --------
Operating income                                          6,241                  4,872

Interest expense, net                                     2,848                  2,586
Interest expense to related parties                           -                    303

Income before income taxes                                3,393                  1,983

Income taxes                                                  -                    261
                                                       --------               --------
Net income                                             $  3,393               $  1,722
                                                       ========               ========

Net income per share
     Basic                                             $   0.15               $   0.08
                                                       ========               ========
     Diluted                                           $   0.15               $   0.07
                                                       ========               ========

Weighted average shares outstanding
     Basic                                               22,072                 22,036
                                                       ========               ========
     Diluted                                             22,072                 23,003
                                                       ========               ========

     See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                                         ------------------------      ------------------------
Net sales                                                         $ 427,140                $ 340,256
Cost of goods sold, buying and occupancy                            316,080                  247,744
                                                                  ---------                ---------
Gross profit                                                        111,060                   92,512

Selling, general and administrative                                  91,522                   78,472
Transaction and conversion costs                                      4,170                        -
                                                                  ---------                ---------
Operating income                                                     15,368                   14,040

Interest expense, net                                                 7,877                    7,075
Interest expense to related parties                                     501                      890
Other                                                                     -                     (324)
                                                                  ---------                ---------

Income before income taxes and cumulative effect
   of a change in accounting principle                                6,990                    6,399

Income taxes                                                          2,099                      564
                                                                  ---------                ---------

Income before cumulative effect of a change in
   accounting principle                                               4,891                    5,835

Cumulative effect of changing accounting principle
   to write-off pre-opening costs, net of tax                         1,074                        -
                                                                  ---------                ---------
Net income                                                        $   3,817                $   5,835
                                                                  =========                =========

Net income per share
     Basic
        Income before cumulative effect of a change
           in accounting principle                                $    0.22                $    0.27
       Cumulative effect of changing accounting
           principle to write-off pre-opening costs                   (0.05)                       -
                                                                  ---------                ---------
              Net income                                          $    0.17                $    0.27
                                                                  =========                =========
     Diluted
        Income before cumulative effect of a change
           in accounting principle                                $    0.22                $    0.26
       Cumulative effect of changing accounting
           principle to write-off pre-opening costs                   (0.05)                       -
                                                                  ---------                ---------
              Net income                                          $    0.17                $    0.26
                                                                  =========                =========

Weighted average shares outstanding
     Basic                                                           22,069                   21,618
                                                                  =========                =========
     Diluted                                                         22,462                   22,853
                                                                  =========                =========

     See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                       1999                      1998
                                                               ---------------------     ---------------------
OPERATING ACTIVITIES
Net income                                                               $  3,817                $  5,835
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                           5,866                   3,492
    Amortization of deferred financing fees                                   180                     180
    Gain on sale of property                                                    -                    (324)
    Cumulative effect of change in accounting principle to
      write-off pre-opening costs                                           1,652                       -
    Changes in operating assets and liabilities:
       Accounts receivable                                                 (1,115)                  4,065
       Merchandise inventories                                            (20,812)                (24,499)
       Prepaid expenses                                                      (354)                 (1,914)
       Other assets                                                        (1,696)                   (124)
       Accounts payable                                                    (5,834)                 (8,065)
       Accrued expenses and other current liabilities                       1,418                  (6,490)
       Other long term liabilities                                            306                     418
       Merchandise advances                                                  (641)                  1,121
                                                                         --------                --------
Net cash provided by (used in) operating activities                       (17,213)                (26,305)

INVESTING ACTIVITIES
Proceeds from sale of property                                                  -                     733
Purchase of property and equipment                                        (13,681)                (15,780)
Payment for purchase of Rhythm City, Inc., net of cash
  acquired                                                                      -                  (1,058)
                                                                         --------                --------
Net cash used in investing activities                                     (13,681)                (16,105)

FINANCING ACTIVITIES
Net change in revolving debt facility                                      30,664                  31,949
Proceeds from exercise of stock options                                       208                     757
Warrant underwriting                                                            -                     (98)
Payments under capital lease                                                  (50)                      -
Borrowings under related party debt                                             -                   3,183
                                                                         --------                --------
Net cash provided by financing activities                                  30,822                  35,791

Net increase (decrease) in cash and cash equivalents                          (72)                 (6,619)
Cash and cash equivalents at beginning of year                                472                   8,370
                                                                         --------                --------
Cash and cash equivalents at end of period                               $    400                $  1,751
                                                                         ========                ========

NON CASH INVESTING ACTIVITIES
Contribution of land and building                                           1,750                       -
Borrowings under capital lease                                                890                       -
Related party debt converted to common stock                               13,870                       -

     See accompanying notes to condensed consolidated financial statements.

                       GUITAR CENTER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc., a Delaware corporation ("Guitar Center" or the "Company"), as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998 and the Musician's Friend audited financial statements and notes thereto for the year ended December 31, 1998 contained in the Form 8-K/A filed August 11, 1999.

         The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         The following reflects net sales and net income (loss) of the previously separate companies for the period before the combination was consummated and for the period ending September 30, 1998, which are included in the current combined net sales and net income (loss) (in thousands):


                                                             Five Months Ended
                                                               May 28, 1999
                                                Guitar Center                Musician's Friend
                                                    1999                            1999
                                            ---------------------------------------------------
                      Net sales                    $185,403                        43,411
                      Net income (loss)            $  5,241                        (3,044)




                                       Three Months Ended                          Nine Months Ended
                                       September 30, 1998                          September 30, 1998
                              Guitar Center       Musician's Friend       Guitar Center       Musician's Friend
                                   1998                 1998                  1998                   1998
                           ----------------------------------------------------------------------------------------
       Net sales                   $96,197              21,812                $272,673                67,583
       Net income (loss)           $ 4,714              (2,992)               $ 13,790                (7,955)



         Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the third quarter and the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.       Income Taxes

         As a result of the $72.4 million loss incurred in connection with the recapitalization completed in fiscal 1996, Guitar Center, Inc. had a net operating loss carryforward for federal income taxes of approximately $41.8 million as of December 31, 1998. A provision for income taxes of $2.1 million has been made in the condensed consolidated statement of operations for the nine months ended September 30, 1999.

         Income taxes for the nine months ended September 30, 1999 include income taxes provided on the income of Guitar Center prior to the merger with Musician's Friend. The losses incurred by Musician's Friend prior to the merger have not been utilized to offset income from Guitar Center, nor has a deferred tax benefit been recorded due to uncertainty concerning the realizability of such benefit.

         From 1994 through 1997, the Musician's Friend business was operated by Musician's Friend Trust, an Oregon business trust (the "Trust"), which, as a trust, claimed it was not subject to federal and state income taxes. Accordingly, Musician's Friend has not recorded provisions for income taxes during this period since the Trust's income or loss was attributable to the individual beneficiaries of the Trust and its related trusts.

         During 1998, the Internal Revenue Service ("IRS") took the position that the Trust was an association which is taxable as a corporation and not as a trust. Accordingly, the IRS asserted that the Trust was required to file its tax returns and pay income taxes at corporate rates in effect. Alternatively, the IRS contended that the Trust and related beneficiary were formed to avoid federal income taxes which were legally owed by the Trust and the individuals involved. As a result, the IRS issued reports to the Trust claiming taxes due of $4,443,000 for the years 1994 - 1996, with penalties aggregating $1,286,000 and related interest. No claims relating to 1997 have been quantified to date in the IRS reports. The Musician's Friend business was operated as an S corporation for years prior to 1994. Accordingly, Musician's Friend's taxable income for 1994 and prior years had been attributed to the owners. Effective January 1, 1998, the Trust contributed the Musician's Friend business to a Delaware corporation taxable as a C corporation. By the express terms of the contribution agreement, that corporation did not assume any liability of the Trust or its beneficiaries for prior period taxes.

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

5.       Line of Credit

         In July 1999, we terminated our prior credit facility and entered into a new $60 million secured revolving line of credit (the "1999 Facility") with Wells Fargo Bank which is available through July 1, 2004. This increased availability had been made available from and after June 1, 1999 as an amendment to the prior facility. The 1999 Facility provides for revolving credit or term loan borrowings up to $60 million in the aggregate. The 1999 Facility is secured by specified inventory, receivables and intellectual property rights. A fee of 0.25% is assessed on the unused portion of the 1999 Facility.

         Under the terms of the 1999 Facility, we are subject to various financial and other covenants. We were in compliance with such covenants at September 30, 1999. Borrowings under the 1999 Facility bear interest at either the prime rate or at LIBOR plus 1.5%, at our option, with interest due monthly. At September 30, 1999, we had $51.5 million outstanding under our 1999 Facility.

6.       Transaction and Conversion Costs

         Transaction and store conversion costs totaled $4.2 million during the nine months ended September 30, 1999. These costs relate to the merger with Musician's Friend during the second quarter of 1999 and principally include financial advisory fees, legal and accounting fees, a severance accrual for a former Musician's Friend executive, and certain costs associated with the conversion of Musician's Friend stores to the Guitar Center format.

7.       Change in Accounting for Store Pre-Opening Costs

         Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires all store pre-opening costs to be expensed as incurred. As result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle of $1,074,000 (net of taxes of $578,000), in the Statement of Operations for the nine months ending September 30, 1999 relative to the adoption of SOP 98-5.

         The following illustrates the pro forma amounts assuming the new accounting policy for pre-opening costs was applied retroactively ($ in 000's, except per share data):


                                                         Nine Months Ended
                                                           September 30,
                                                        1999            1998
                                                    -------------   ------------
              Net income                                  $4,891         $6,685
              Net income per share:
                 Basic                                   $  0.22         $ 0.31
                 Diluted                                 $  0.22         $ 0.29


8.       Segment Information

         In accordance with the requirements of SFAS 131, "Disclosures about Segments of and Enterprise and Related Information," our reportable businesses segments are retail (stores) and direct response (catalog and Internet). Management evaluates segment performance based primarily on revenue and income before income taxes.

         Sales, income before income taxes and cumulative effect, and total assets are summarized as follows for the third quarter and nine months ended September 30, 1999 and September 30, 1998 (in thousands):



                              THREE MONTHS ENDED SEPTEMBER 30                  NINE MONTHS ENDED SEPTEMBER 30
                              -------------------------------                  ------------------------------
                          RETAIL       DIRECT RESPONSE                      RETAIL       DIRECT RESPONSE
                           1999              1999             TOTAL          1999             1999           TOTAL
                     -------------------------------------------------------------------------------------------------
Sales                      $132,590           19,933           152,523       $373,082            54,058      427,140
Income before income
   taxes and cumulative
   effect                     4,028             (635)            3,393         11,434            (4,444)       6,990
Total Assets               $220,810           19,776           240,586        220,810            19,776      240,586



                              THREE MONTHS ENDED SEPTEMBER 30                  NINE MONTHS ENDED SEPTEMBER 30
                              -------------------------------                  ------------------------------
                          RETAIL       DIRECT RESPONSE                      RETAIL       DIRECT RESPONSE
                           1998              1998           TOTAL            1998             1998           TOTAL
                     -------------------------------------------------------------------------------------------------
Sales                      $100,697           17,312           118,009       $284,929            55,327        340,256
Income before income
   taxes and cumulative
   effect                     3,982           (1,999)            1,983         12,819            (6,420)         6,399
Total Assets               $167,994           21,623           189,617       $167,994            21,623        189,617



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 64 retail locations in 33 major markets and three stores in secondary markets as of September 30, 1999, and with the acquisition of Musician's Friend, we now operate the largest direct response channel (catalog and Internet) in the musical instruments industry in the United States. From 1994 to 1998, our net sales grew at an annual compound rate of 32.3%, principally due to the comparable store sales growth of our Guitar Center stores averaging 15.2% per year, the opening of new stores, and a 26% increase in the direct response channel. Our management believes such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We do not expect comparable store sales to continue to increase at historical rates.

         We opened twelve Guitar Center stores in 1998 and, as of September 30, 1999, had opened ten additional Guitar Center stores this year. Presently, we expect to open an additional two Guitar Center stores during the remainder of 1999. We opened four stores in 1998 under the Musician's Friend brand and opened one additional Musician's Friend store in January of 1999. Of the nine Musician's Friend retail locations acquired, we have rebranded seven of the nine stores to the Guitar Center name and format. This conversion process took four months and encompassed three stages: back room infrastructure, store remodeling, and remerchandising. As of September 30, 1999, we had completed stage one of the conversion for six retail locations. The two small format Musician's Friend locations will likely continue to operate under the Musician's Friend brand. However, all retail locations are being integrated with the existing Guitar Center stores infrastructure. In preparation for these additional stores, management had dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We believe the infrastructure is in place to support our needs for the immediate foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations. As we enter new markets, management expects that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music products retailers attempt to execute national growth strategies.

         The following table sets forth historical income statement data as a percentage of net sales:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1999           1998            1999              1998
                                                       ------------   ------------    ------------     -------------
Net sales                                                    100.0%        100.0%          100.0%           100.0%
Gross profit                                                  25.6          27.2            26.0             27.2
Selling, general, and administrative expenses                 21.1          23.1            21.4             23.1
Transaction and conversion costs                               0.4            --             1.0               --
                                                       ------------   ------------    ------------     -------------
Operating income                                               4.1           4.1             3.6              4.1
Interest expense, net                                          1.9           2.2             1.8              2.1
Interest expense to related parties                             --           0.3             0.1              0.3
Other                                                           --            --              --             (0.1)
Income before income taxes and cumulative
   effect of a change in accounting principle                  2.2           1.7             1.6              1.9
Income taxes                                                    --           0.2             0.5              0.2
                                                       ------------   ------------    ------------     -------------
Income before cumulative effect of a
   change in accounting principle                              2.2           1.5             1.1              1.7
Cumulative effect of a change in accounting
   principle to write-off pre-opening costs, net of tax         --            --             0.2               --
                                                       ------------   ------------    ------------     -------------
Net income                                                     2.2           1.5             0.9              1.7
                                                       ------------   ------------    ------------     -------------

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Net sales increased to $152.5 million for the three months ended September 30, 1999, from $118.0 million for the comparable prior period, a 29.2% increase. Net sales from retail stores totaled $132.6 million, an increase of $31.9 million, or 31.7%. Sales from new stores contributed $21.2 million, or 66.1% of the increase. Comparable store sales increased 11%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory, particularly at former Musician's Friend stores and store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future. The foregoing guidance is subject to the qualifications set forth below under "Forward Looking Statements; Business Risks." Net sales from the catalog and Internet channel totaled $19.9 million, a $2.6 million increase from the third quarter of 1998. The increase was due to a 381% increase in Internet sales, partially offset by a 4% decline in catalog sales. Catalog sales were adversely effected by an average order approximately one-third smaller than in 1998, when Musician's Friend offered its in-house installment credit program. The program was discontinued in the fourth quarter of 1998, and the division's new third-party non-recourse credit card did not become available until October 1999.

         Gross profit dollars for the three months ended September 30, 1999 compared to 1998 increased 21.4% to $39.0 million from $32.1 million. Gross profit as a percentage of net sales for the three months ended September 30, 1999 compared to 1998 decreased to 25.6% from 27.2%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.3% compared to 27.4% in the third quarter of 1998. The reduction in gross profit margin quarter over quarter is due to increased occupancy costs due to the number of stores less than two years old (29 stores out of 67 stores), actions taken to clear out merchandise at former Musician's Friend locations, increased freight expense as more stores are opened on the East Coast, and a change in assortment and aggressive pricing on inventory that we wanted to move. The gross profit margin for the catalog / Internet division was 27.5% for the quarter compared to 25.8% in the third quarter of 1998. In 1998 significant markdowns were required to clear excess catalog and Internet inventories. Markdowns of the same magnitude have not been required to date in 1999. Additionally, during 1998 higher than average shrink occurred in the Musicians's Friend distribution facilities.

         Selling, general and administrative expenses for the three months ended September 30, 1999 compared to 1998 increased 18.3% to $32.2 million from $27.2 million. Selling, general and administrative expenses for the three months ended September 30, 1999 compared to 1998 decreased to 21.1%, as a percentage of sales, from 23.1%. Selling, general and administrative expenses for the retail stores in the third quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.1% as a percentage of sales compared to 21.2% in last year's third quarter. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expense due to the number of stores that are less than two years old. Selling, general and administrative expenses for the catalog / Internet division were 28.1% as a percentage of sales in the third quarter compared to
33.7 % in the same period last year. In 1998 Musician's Friend incurred substantial bad debt expense related to its in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998.

         Transaction and store conversion costs totaled $0.5 million, or 0.4% of sales, during the three months ended September 30, 1999. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include costs associated with the conversion of Musician's Friend stores to Guitar Center stores.

         Operating income for the three months ended September 30, 1999 was $6.2 million compared to $4.9 million for the same three months of 1998, an increase of 28.1%. The increase is principally the result of the increase in sales and leveraging of corporate expenses. In addition, in 1998 Musician's Friend incurred substantial bad debt expense related to its in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998. As a percentage of sales, operating income was 4.1% in the three months ended September 30, 1999 and 1998.

         Interest expense, net for the three months ended September 30, 1999 decreased to $2.8 million from $2.9 million in the same period of 1998.

         In the nine months ended September 30, 1999, $2.1 million provision for income taxes was recorded. As the majority of the tax benefits related to the net operating loss carryforward had been recognized as of December 31, 1998, the Company's effective tax rate for the three months ended September 30 represents the combined federal and state rates expected to be realized for the full year, offset partially by the recognition of the remaining NOL.

         Net income for the three months ended September 30, 1999 was $3.4 million, compared to net income of $1.7 million in the third quarter of 1998, principally as a result of leveraging of corporate expenses. In addition, in 1998 Musician's Friend incurred substantial bad debt expense related to its in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Net sales increased to $427.1 million for the nine months ended September 30, 1999, from $340.3 million for the comparable prior period, a 25.5% increase. Net sales from retail stores totaled $373.1 million, an increase of $88.2 million, or 30.9%. Sales from new stores contributed $63.0 million, or 71.0% of the increase. Comparable store sales increased 9% due to aggressive pricing on certain elements of inventory, particularly at former Musician's Friend stores and store sales performance due to the effect of successful promotions. Net sales from the catalog and Internet channel totaled $54.1 million, a $1.3 million decrease from the nine months ended September 30, 1998. The reduction in sales was primarily due to the substantial termination of the in-house installment credit program in the fourth quarter of 1998 and its impact on the average order size of catalog transactions. This reduction was partially offset by a 413.4% increase in Internet sales in the nine months ended September 30, 1999 compared to the same period in 1998.

         Gross profit dollars for the nine months ended September 30, 1999 compared to 1998 increased 20.0% to $111.1 million from $92.5 million. Gross profit as a percentage of net sales for the nine months ended September 30, 1999 compared to 1998 decreased to 26.0% from 27.2%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.7% compared to 27.6% in the nine months ended September 30, 1998. The reduction in gross profit margin quarter over quarter is due to increased occupancy costs due to the number of stores less than two years old (29 stores out of 67 stores), increased freight expense as more stores are opened on the East Coast, and a general increase in the cost of certain products. The gross profit margin for the catalog / Internet division was 28.4% for the nine months ended September 30, 1999 compared to 25.3% in the nine months ended September 30, 1998. In 1998 significant markdowns were required to clear excess catalog and Internet inventories. Markdowns of the same magnitude have not been required to date in 1999. Additionally, during 1998 higher than average shrink occurred in the unit's distribution facilities.

         Selling, general and administrative expenses for the nine months ended September 30, 1999 compared to 1998 increased 16.6% to $91.5 million from $78.5 million. Selling, general and administrative expenses for the nine months ended September 30, 1999 compared to 1998 decreased to 21.4%, as a percentage of sales, from 23.1%. Selling, general and administrative expenses for the retail stores in the third quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.0% as a percentage of sales compared to 20.9% in the nine months ended September 30, 1998. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expense due to the number of stores that are less than two years old. Selling, general and administrative expenses for the catalog / Internet division were 31.2% in the nine months ended September 30, 1999 compared to 34.0% in the same period last year. In 1998 Musician's Friend incurred substantial bad debt expense related to its in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998.

         Transaction and store conversion costs totaled $4.2 million, or 1.0% of sales, during the nine months ended September 30, 1999. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees, legal and accounting fees and severance costs for a former Musician's Friend executive.

         Operating income for the nine months ended September 30, 1999 was $15.4 million compared to $14.0 million for the same nine months of 1998. The increase is principally the result of leveraging corporate expenses. In addition, in 1998 Musician's Friend incurred substantial bad debt expense related to its in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998. As a percentage of sales, operating income was 3.6% and 4.1% in the nine months ended September 30, 1999 and 1998, respectively.

         Interest expense, net for the nine months ended September 30, 1999 increased to $8.4 million from $8.0 million in the same period of 1998. Interest expense includes interest to related parties of $0.5 million and $0.9 million for the nine months ended September 30, 1999 and 1998, respectively.

         In the nine months ended September 30, 1999, $2.1 million provision for income taxes was recorded. As the majority of the tax benefits related to the net operating loss carryforward had been recognized as of December 31, 1998, the Company's effective tax rate for the nine months ended September 30 represents the combined federal and state rates expected to be realized for the full year, offset partially by the recognition of the remaining NOL.

         Net income for the nine months ended September 30, 1999 was $3.8 million, compared to $5.8 million in the same period of 1998, principally as a result of the effect of the transaction and conversion costs as discussed above, and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1999, we completed the merger with Musician's Friend ("MF"). Each outstanding share of MF common stock was converted into the right to receive approximately 10.02 shares of Guitar Center common stock. In connection with the merger we issued an aggregate of 1,959,970 shares of common stock and assumed options (from Musician's Friend) to purchase 250,505 shares of common stock. In addition, we refinanced MF's outstanding obligations under its secured credit facility in the aggregate amount of approximately $17.3 million and incurred transaction and conversion expenses of approximately $4.2 million. The source of funds was borrowings under our credit facility. In July 1999, we terminated our prior credit facility (1997 Credit Facility) and entered into the 1999 Credit Facility which allows for borrowings up to $60 million and expires on July 1, 2004. This increased availability had been made available from and after June 1, 1999 as an amendment to the prior facility. The 1999 Facility is secured by specified inventory, receivables and intellectual property rights. A fee of 0.25% is assessed on the unused portion of the 1999 Facility. The agreement underlying the 1999 Credit Facility includes certain restrictive covenants, which among other things, require us to maintain certain financial ratios. We were in compliance with respect to such requirements as of September 30, 1999. We have outstanding capital leases of approximately $1.1 million related to computer equipment financings which will remain in place.

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We are seeking to obtain additional borrowing capacity under a revolving credit facility which will allow us to borrow significantly in excess of the amount available under the 1999 Credit Facility. A new credit facility has not yet been entered into, although we have received a preliminary commitment from an institutional lender. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of September 30, 1999, we had $51.5 million outstanding under our credit facility with Wells Fargo Bank, excluding $100,000 outstanding on standby letters of credit, and had available borrowings of approximately $8.5 million.

         For the nine months ended September 30, 1999, cash used by operating activities was $17.2 million, most of which represented additions to inventory. Cash used in investing activities totaled $13.7 million, which principally consisted of capital expenditures under our store expansion program. Cash provided by financing activities totaled $30.8 million, which principally consisted of borrowings under the credit facility.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30 1999, we opened eleven new stores of which one was operated by Musician's Friend. Each new Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We are currently evaluating the costs of remodeling the large format Musician's Friend store locations that will be rebranded to the Guitar Center name. Inventory requirements for these locations should not significantly change. The costs to provide the additional information technology resources to bring the nine Musician's Friend stores in line with Guitar Center standards will approximate $85,000 per store. We are also currently evaluating additional capital and strategic requirements related to improving the technology for the Internet business. Such costs could be significant.

         Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 16 stores in 1998 and 11 stores in 1997, of which two were purchased, and currently anticipate opening approximately two additional stores in 1999 and approximately 14 to 16 stores in 2000. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $6.4 million whereas the "average" industry store is 4,900 square feet, carrying 2,500 SKUs and generating sales of $1.2 million.

         Management is seeking to obtain additional borrowing under a revolving credit facility in order to maintain adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next twelve months, including our present plans for expansion as described elsewhere in this Report. Our capital resources and liquidity are expected to be provided by net cash flow from operations and the additional borrowings under the 1999 Credit Facility or a successor facility. Depending upon market conditions, we may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to us, if at all.

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

         In 1997, we established a project plan to investigate the Year 2000 compliance of our internal and third party computer system applications and hardware. The objective was to verify third party compliance and complete internal compliance prior to year end 1999. All work has been substantially completed including a major software project related to our inventory management system implemented in April of 1999. As of the date of this Report, we believe that all of our significant IT systems will be Year 2000 compliant by the end of 1999. We currently do not have a contingency plan with regard to the Year 2000. During the fourth quarter of 1999, we will continue to evaluate whether and to what extent contingency arrangements should be implemented.

         We have also endeavored to assess the Year 2000 compliance of the outside parties upon which we are most dependent, including large vendors of the products resold by us. While we are not aware of any material compliance difficulties expected by any such supplier, our ability to obtain accurate information is necessarily limited. A number of our vendors manufacture their products overseas, also making accurate information difficult to obtain. Those vendors, as well as ourselves, are also dependent upon the continued normal functioning of surface and air transportation, electric utility and voice and data transmission infrastructure, and the electronic payments systems and other activities of large financial institutions. Many of these companies have very significant Year 2000 compliance programs underway because they tend to be dependent on large, proprietary "legacy" computing systems that are particularly susceptible to Year 2000 problems. The success of these compliance programs will prove important to us and our business.

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

         As of the date of this Report, we do not expect the future costs associated with our Year 2000 efforts to be substantial. To date, we have spent minimal resources on the Year 2000 issue, as such, primarily due to an already established, long term plan to upgrade and modernize our systems which we have been implementing since 1995. The Year 2000 issues have been addressed as part of the overall global system strategies. Our statements concerning future costs do not include time and costs that may be incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant, or costs to implement any contingency plans.

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

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements, liquidity requirements and general industry and business conditions applicable to Guitar Center. These forward-looking statements are based largely on our current expectations and are subject to risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating any of these forward-looking statements include changes in external competitive market factors, the effectiveness of our promotion and merchandising strategies, changes in our business strategy or any inability to execute our business strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent us from competing successfully in existing or future markets. We are also dependent on our continuing access to the credit markets to fund our working capital and growth capital requirements. These matters and other business risks to which Guitar Center is subject are discussed in our periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of some of the business risks that we face is contained under the caption "Item 1., Business Risks Related to the Business" on pages 11 through 13 of our 1998 Annual Report on Form 10-K. We do not presently intend to update any of these forward looking statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Guitar Center does not have any assets or liabilities which in its view impose upon it significant market risk except that it has outstanding $66.7 million in aggregate principal amount of 11% Senior Notes due 2006. These senior notes constitute long-term, fixed interest rate obligations for which market quotations are available.


Part II. OTHER INFORMATION

Item 6.  Exhibits

         (a)      Exhibit 10.33     Employee Assistance Loan Program Agreement
                                    between Guitar Center, Inc. and Bruce Ross, along with related Full Recourse Promissory
                                    Note

                  Exhibit 11.       Income per share.

                  Exhibit 27.       Financial Data Schedule.

         (b) Reports of Form 8-K. The Registrant filed a current Report on Form 8-K on June 4, 1999, reporting under Item 2 (Acquisition and Disposition of Assets), the Merger with Musician's Friend, Inc. effective May 28, 1999. The Registrant filed an amendment to Form 8-K on August 11, 1999, to include the audited financial statements of Musician's Friend, Inc. as of and for the three years ended December 31, 1998, and unaudited proforma condensed consolidated financial statements of the Registrant and its Subsidiaries as of and for the three year period ended December 31, 1998.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of November 1999.

                               Guitar Center, Inc.

                               /s/  Bruce L. Ross
                               ---------------------------------------
                               Bruce L. Ross, Executive Vice President,
                               Chief Financial Officer and Secretary

                               (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NO.      DESCRIPTION

10.33 Employee Assistance Loan Program Agreement between Guitar Center, Inc. and Bruce Ross, along with related Full Recourse Promissory Note

11               Income per share.

27               Financial Data Schedule.