Form 10-K
period 1999-12-31
GUITAR CENTER INC
filed 2000-03-29
CIK 1021113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-22207
                            ------------------------

                              GUITAR CENTER, INC.

               (Exact name of registrant as specified in charter)

                DELAWARE                                      95-4600862
    (State or other jurisdiction of             (I.R.S. Employer Identification Number)
     incorporation or organization)

          5155 CLARETON DRIVE                                    91301
        AGOURA HILLS, CALIFORNIA                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 735-8800

              Securities registered pursuant to 12(b) of the Act:
                                      NONE

              Securities registered pursuant to 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                            ------------------------

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 21, 2000, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $145,418,000 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the Registrant and person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

    As of March 21, 2000 there were 22,023,067 shares of Common Stock, par value $.01 per share, outstanding.

    Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on May 2, 2000 are incorporated by reference into Part III.

                     The Exhibit Index appears on page 28.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY

    Guitar Center, Inc. was founded in 1964 in Hollywood, California. Our flagship Hollywood store currently is one of the nation's largest and best-known retail stores of its kind with approximately 30,600 square feet of retail space. The Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of the Hollywood store is the Rock Walk which memorializes over 70 famous musicians and music pioneers. The Rock Walk attracts several tour buses daily and has helped to create international recognition of the Guitar Center name. In 1972, we opened our second store in San Francisco to capitalize on the emerging San Francisco rock 'n roll scene. By this time, our inventory had been expanded to include drums, keyboards, accessories and pro-audio and recording equipment.

    Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. Current executive officers and key managers have been with the Company for an average of 10 years and two of such executive officers (Mr. Larry Thomas, our Chairman and Co-Chief Executive Officer, and Mr. Marty Albertson, our President and Co-Chief Executive Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

    In May of 1999, we merged with Musician's Friend, Inc. in a stock for stock transaction. Musician's Friend operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Prior to the merger, Musician's Friend also operated 9 retail locations, one of which was opened during January 1999. Of these 9 stores, 7 have been converted and rebranded to the Guitar Center model, and the remaining two have retained the Musician's Friend branding but have been converted to the Guitar Center retail infrastructure.

    We are a Delaware corporation with our principal executive offices located at 5155 Clareton Drive, Agoura Hills, California 91301, and our telephone number is (818) 735-8800. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this Annual Report, we are referring to Guitar Center, Inc. and its subsidiaries.

BUSINESS

    In 1999, with the merger of Musician's Friend, our estimated share of the United States musical instruments retail market increased to 9.5% from 8.0% in 1998 based on market statistics compiled by Music Trades. Strategically, we have combined the largest bricks and mortar retailer with the leading catalog and e-commerce presence in the musical instrument industry.

    As of December 31, 1999, we operated 66 stores in 33 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York and Cleveland, and 3 stores in secondary markets. From 1995 to 1999, our net sales grew at an annual compound growth rate of 31.2%, principally due to comparable store sales growth averaging 14% per year, the opening of new stores, and a 21% increase in the direct response channel. We achieved comparable store sales growth of 10%, 13% and 13% for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

    For the fiscal years ended December 31, 1999, 1998 and 1997, we had net income of $18.3 million, $16.4 million and $20.5 million, respectively.

    RETAIL

    We offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe approximately 75% of our sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely upon our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

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

    The following summarizes certain key operating statistics of our stores and is based upon the 56 stores operated by us for the full year ended December 31, 1999:

Average 1999 net sales per square foot......................  $      555
Average 1999 net sales per store............................   8,908,000
Average 1999 store-level operating income (1)...............   1,015,000
Average 1999 store-level operating income margin (1)........        11.4%

------------------------

(1) Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts, advertising and purchasing department salaries (based upon individual store sales).

    Our retail growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets. We opened a total of 13 stores in 1999, and presently expect to open approximately 14 to 16 stores in 2000 and approximately 16 to 18 stores in 2001. We have committed substantial resources to building a corporate infrastructure and management information system that we believe can support our needs, including our expansion plans, for the foreseeable future.

    DIRECT RESPONSE

    Our Musician's Friend unit is using its established catalog business to build an integrated e-commerce/ catalog business model. Through Musician's Friend, we offer musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after sale support. The catalog presents a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. Our website, www.musiciansfriend.com, offers all that is shown in the catalog and more, supported by the same service and staff.

    The Musician's Friend business is supported by distribution centers located in Medford, Oregon and Knoxville, Tennessee and a telephone call center located in Salt Lake City, Utah.

    Our call center staff receive product and customer service training in the state-of-the-art call center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via our intranet and back-end information systems. A staff of over 100 agents is trained and ready to respond to questions to help ensure that customers can purchase confidently. Web site visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes. Questions regarding products can be submitted electronically or the musician can call our support center directly.

    Orders, whether taken electronically or by an agent in our call center, are processed by our automated transaction system and generally ship the same day they are generated. Sophisticated inventory planning systems help ensure that products are in-stock resulting in a line item fill rate at time of order in excess of 88%. Online order tracking linked to both UPS and Fed Ex tracking engines ensures that customers are kept aware of the status of their shipments.

    The focus of the Musician's Friend business strategy is to increase market share in the non-bricks and mortar retail segment of our industry. Our mailing and email lists give us a significant base from which to grow. Our catalog circulation, which is broader than any other direct-mail circulation in this industry, provides a unique advertising and marketing platform for e-commerce. In addition, Musician's Friend enjoys significant customer loyalty as evidenced by a high rate of repeat purchases by customers; over one third of Musician's Friend customers place a second order within six months of their first order.

    Our business plan is to continue to leverage our leading industry position and the infrastructure in place, and build on that base to support the rapid growth in e-commerce. We believe that our leadership position and established direct marketing model leverages both internet and direct mail mechanics to provide a significant competitive advantage.

INDUSTRY OVERVIEW

    The United States retail market for music products in 1998 was estimated in a study by MUSIC USA magazine to be approximately $6.5 billion in net sales, representing a five-year compound annual growth rate of 7.5%. The broadly defined music products market, according to the National Association of Music Merchants ("NAMM"), includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $4.6 billion of this market, representing a five-year compound annual growth rate of 8.9%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets, or the computer software and apparel markets in which we actively participate.

    The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (I.E, Guitar Center/Musician's Friend, Sam Ash Music Corp, MARS Music, Brook Mays/C&S/H&H, and Hermes Music), accounting for approximately 14.5% of the industry's estimated $6.5 billion in net sales in 1998. Furthermore, 90% of the industry's estimated 5,900 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $1.0 million in annual net sales. In contrast, one of our stores generally averages between 12,000 and 20,000 square feet and in 1999 generated an average of approximately $8.6 million in annual net sales for stores open the full year (excluding our Hollywood store).

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

BUSINESS STRATEGY

    RETAIL

    The goal in the retail stores is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

    - EXPANSION STRATEGY. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened (including stores originally opened under the Musician's Friend brand) a total of 13 stores in 1999, 16 stores in 1998, and 10 stores in 1997, and currently anticipate opening approximately 14 to 16 stores in 2000 and approximately 16 to 18 stores in 2001. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $5,500,000, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generates sales of approximately $1.0 million.

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

    - INNOVATIVE PROMOTIONAL AND MARKETING PROGRAMS. We sponsor innovative promotional and marketing events (which include in-store demonstrations, famous artist appearances and weekend themed sales events) designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than 2.0 million customers. This database enables us to advertise to select target customers based on historical buying patterns. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

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

    - EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. Our executive officers and key managers have an average of 10 years employment with Guitar Center and Musician's Friend.

    DIRECT RESPONSE

    The goal of the e-commerce/catalog business unit is to capitalize and expand on our leadership position. Comprehensive direct marketing, analysis and leveraging of the extensive customer information available on our information systems are used to define effective marketing campaigns. The presentation of an extensive selection of products and maintenance of an effective degree of continual and informative contact with prospects and customers provide the attention grabbing content that generate results. In 1999, we circulated over 11 million catalogs and sent over 8.9 million emails to prospects and customers. This resulted in more than a 51% increase in order traffic as compared to 1998. The call center took over 1.5 million calls during the year.

    - TARGETED MARKETING. With over 85 years of senior management direct marketing experience, we have experience at targeting appropriate prospect and customer segments with the right offers. Extensive segmentation of customer lists and continual analysis by our circulation department are designed to ensure that the right mix of catalog and e-commerce offers are presented to each segment of customers. Utilizing techniques in demographic data overlay and statistical modeling help ensure that Musician's Friend retains a leadership position in music gear direct marketing.

    - EXTENSIVE PRODUCT SELECTION. Musician's Friend stocks a broad assortment of products representing most of the premier lines; in some cases we are the exclusive direct sales dealer for the manufacturer. With some manufacturers, the Musician's Friend business unit alone is their second largest dealer behind Guitar Center's retail operations. Each catalog presents 4,000 or more SKUs, selected from the 20,000 or more that we carry. The website presents a more complete selection of products than the catalog due to its significantly lower publishing cost.

      The 1999 installation of a new suite of inventory planning tools has yielded a more reliable and flexible fulfillment process for customer orders. At the end of 1999, line item fill rates were in excess of 88%. Merchandise planning is integrated across the catalog and e-commerce channels to minimize carrying costs and maximize order fill rate.

    - CONTINUAL CUSTOMER CONTACT. Prospects and customers receive periodic mailings from Musician's Friend, depending on their particular attributes. Musicians can "opt-in" for weekly electronic newsletters featuring news, information and promotions. Our Platinum Members preferred credit card customers receive additional marketing contacts via monthly statement mailings. Our musician-staffed call center is available 24-hours-a-day, seven-days-a-week for questions, technical information and customer service. While browsing the website, customers are presented with customized product recommendations.

MERCHANDISING

    Our merchandising concept differentiates us from most of our competitors. We offer our merchandise at guaranteed low prices and utilize aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of our merchandising philosophy are as follows:

    - EXTENSIVE SELECTION OF MERCHANDISE. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. We offer products in five primary categories: guitars, amplifiers, percussion instruments, keyboards, and pro-audio and recording equipment.

       - GUITARS. We believe that our electric, acoustic and bass guitar selections are among the deepest and broadest in the industry. Major manufacturers, including Fender, Gibson (available only at Musician's Friend), Taylor, Martin, PRS, Yamaha, Ovation and Ibanez, are well represented in popular models and colors. We believe we have one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $175 for entry-level guitars to over $50,000 for special vintage guitars. In addition, our line of stringed instruments includes banjos, mandolins and dobros, among others. We also offer an extensive selection of guitar sound processing units and products that allow the guitar to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

       - AMPLIFIERS. We offer an extensive selection of electric, acoustic and bass guitar amplifiers and, in addition, carry a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We represent most manufacturers, including Marshall, Fender, Crate, Ampeg, S.W.R. and Mesa Boogie.

       - PERCUSSION INSTRUMENTS. We believe that we are one of the largest sellers of percussion products in the United States. Our offerings range from basic drum kits to free-standing African congos and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. We also have a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Premier, Tama and Zildjian. We carry an extensive selection of digital drum kits and hand held digital drum units. The digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.

       - KEYBOARDS. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post-production market enthusiast. The product line covers a broad range of manufacturers including Roland, Alesis, Korg, Kurzweil, Emu, Yamaha and Ensoniq. We also maintain a broad selection of computer related recording products, including sound cards, sound libraries and composition, sequence and recording software.

       - PRO-AUDIO AND RECORDING EQUIPMENT. Our pro-audio and recording equipment division offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording tape to state-of-the-art digital recorders. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include JBL, Panasonic, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.

    - BROAD USED MERCHANDISE SELECTION. In our retail stores, we offer an extensive selection of used merchandise, the majority of which derives from instruments traded in or sold to us by customers. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling an old instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are well trained and knowledgeable in the used musical instrument market.

RETAIL STORE OPERATIONS

    To facilitate our strategy of accelerated but controlled growth, we have centralized many key aspects of our store operations, including the development of policies and procedures, accounting systems, training programs, store layouts, purchasing and replenishment, and advertising and pricing. Such centralization effectively utilizes the experience and resources of our headquarters staff to establish a high level of consistency throughout all of our stores.

    Retail store operations are led by our President and nine regional store managers. Store management is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

    We ensure that store managers are well-trained and experienced individuals who will maintain our store concept and philosophy. Each manager completes an extensive training program that instills the values of operating as a business owner, and only experienced store employees are promoted to the position of store manager. We seek to encourage responsiveness and entrepreneurship at each store by providing store managers with a relatively high degree of autonomy relating to operations, personnel and merchandising. Managers play an integral role in the selection and presentation of merchandise, as well as the promotion of our reputation.

    We view our employees as long-term members of our team. We encourage employee development by providing the salesforce with extensive training and the opportunity to increase both compensation and responsibility level through increased product knowledge and performance. Our aggressive growth strategy provides employees with the ability to move into operations, sales and store management positions, an opportunity which management believes is not available at most other music retailers. As we open new stores, key in-store management positions are primarily filled by the qualified and experienced employees from existing stores. By adopting a "promotion from within" strategy, we maintain a well trained, loyal, and enthusiastic sales force that is motivated by our strong opportunities for advancement. Larry Thomas and Marty Albertson, our Chairman and Co-Chief Executive Officer and President and Co-Chief Executive Officer, respectively, began their careers as salespersons at Guitar Center.

MARKETING AND PROMOTION

    We maintain two unique and proprietary databases (one for Guitar Center and one for Musician's Friend) containing information on over 4 million customers. We believe that these databases assist in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

    RETAIL

    For the retail stores, our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August, and the Guitar-a-thon in November. We believe that our special events have a broad reach as many of them have occurred annually during the past twenty years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances.

    As we enter new markets, we initiate an advertising program, including mail and radio promotions, television and Internet campaigns, and other special grand opening activities, designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store-opening campaign to generate excitement and create customer awareness.

    DIRECT RESPONSE

    For e-commerce and catalog customers, we maintain a stream of communication in electronic and print media, presenting them with an optimal and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of the merchandising staff provide the marketing staff with offers carefully targeted for optimal response. Cooperative marketing relations with key industry suppliers ensure that Musician's Friend customers are kept current with trends presented with the latest music gear.

    The same transactional databases that make accurate targeting of marketing available for catalog and email circulation are enhanced by the information archived from our web-site traffic. With the use of an analytical engine developed by Net Perceptions, and continued development of additional tools, our merchandising and marketing departments are able to present product and promotional offering to prospects with an improved likelihood of triggering purchases.

    We are also examining opportunities to use the Internet to expand further the reach of our brands. These opportunities are being created by the rapid development of content and community sites oriented towards music and musicians.

CUSTOMER SERVICE

    RETAIL

    Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. We believe that our well-trained and highly knowledgeable sales force differentiates us from our competitors and is critical to maintaining customer confidence and loyalty. Our employees are typically musicians who are selected and trained to understand the needs of our customers. Salespeople specialize in one of our five product categories and begin training on their first day of employment. Sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. Based on examination results, an employee is given a rating which determines his or her salary and level of responsibility. We believe that our employee testing program impresses upon our salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salaries by advancing through the certification program. We believe that due to our emphasis on training, we are able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service. In addition, each salesperson (in the keyboards and pro-audio and recording departments) is certified by a technical advisory board after satisfactory completion of an extensive training program.

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

    DIRECT RESPONSE

    Musician's Friend maintains a staff of over 100 call center and customer service agents, staffing the call center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, email or fax for questions regarding products, technical information, recommendations or the status of their accounts. Most of the staff is comprised of musicians who are given extensive and ongoing product training. The Salt Lake City call center houses an extensive product demonstration area and training facility. Weekly product training is conducted by in-house technical staff as well as manufacturers' representatives.

    We maintain a database of product information for use by the agents in our call center which is always available on our corporate intranet. The intranet also makes operational and instructional information available to agents, minimizing their downtime and maximizing their ability to service customer needs effectively. All this information along with customer account information is available in real time, giving agents the ability to keep customers constantly up to date.

    The web site is updated hourly with new product information so customers can work with the latest available information. As this is an area that is constantly evolving, customers are continually presented with new and more extensive information. In addition, the collaborative filtering process results in customized product recommendation to customers browsing the web site.

    To provide the customer with a high degree of satisfaction, we offer a 45-day satisfaction guaranteed return policy and 45-day lowest price guarantee. All information regarding transactions and customer accounts is stored in a database accessible by customer service representatives, ensuring that they can provide customers with timely and accurate information regarding their accounts.

    For customers that have registered email addresses with us, we offer automated order and shipment verification. This provides customers with UPS or Fed Ex order tracking information as soon as their shipment has been processed.

ORDER FULFILLMENT

    Musician's Friend orders are fulfilled out of company-operated distribution centers located in Knoxville, Tennessee, and Medford, Oregon. For orders handled by the call center, agents are presented with inventory information in the distribution center geographically closest to the customer, as well as alternate locations. E-commerce orders are processed automatically through the closest stocking warehouse to the customer. Credit card authorization and fraud management systems are automated, minimizing the delays in processing all but questionable orders. The distribution centers process orders taken before 5 p.m. Eastern time for same-day shipping of in-stock items, minimizing delays in delivery to customers.

    Orders ship primarily by UPS and Fed Ex. Most orders are delivered within two to three days after the order is placed.

PURCHASING, DISTRIBUTION AND INVENTORY CONTROL

    PURCHASING. We believe we have excellent relationships with our vendors and, as one of the industry's largest volume purchasers, are able to receive prompt order fulfillment and access to our vendors' premium products. We maintain a centralized buying group comprised of merchandise managers, buyers, planners and distributors. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners and distributors are responsible for maintaining inventory levels and allocating the merchandise to the stores and direct response distribution centers. We use two merchandise replenishment systems (one for retail stores and one for the direct response business) which automatically analyze and forecast sales trends for each SKU using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited "out of stock" positions.

    Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. See "--Risks Related to the Business--We Depend on Suppliers."

    DISTRIBUTION. We are currently evaluating the benefits and detriments to our operating income of having a central warehouse/distribution center for the retail stores. At the present time we do not have a central warehouse/distribution center and each of our vendors drop ship directly to each of our stores. To date we have been able to successfully execute our expansion strategy without a central warehouse/ distribution facility. However, we believe there is an opportunity to reduce chainwide inventory levels and therefore reduce working capital requirements if we had a central warehouse/distribution center or used the services of a third party provider. We are presently conducting a study with the help of outside consultants to determine the financial implications and logistics of utilizing a central warehouse/distribution center. The direct response unit operates two distribution facilities, one in Knoxville, Tennessee, and the other in Medford, Oregon.

    INVENTORY CONTROL. We have invested significant time and resources in our inventory control system at the retail stores and believe we have one of the most sophisticated systems in the music products retail industry. We believe the vast majority of music product retailers do not use a computerized inventory management system. We perform cycle inventory counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been very low, which we attribute to our highly sophisticated system controls and strong corporate culture.

RETAIL STORE SITE SELECTION

    We believe we have developed unique and, what historically have been, highly effective selection criteria to identify prospective store sites. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Stores are typically located in free-standing locations to maximize their outside exposure and signage. Due to the fact that our vendors drop ship merchandise directly to the stores, our expansion plans have been dependent more on the characteristics of an individual store site than any logistical constraints that would be imposed by a central distribution facility. See "--Store Locations."

MANAGEMENT INFORMATION SYSTEMS

    RETAIL

    We have invested significant resources in management information systems that provide real-time information. The systems have been designed to integrate all major aspects of our business, including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Our highly sophisticated management information systems provide us with the ability to monitor all critical aspects of activity on a real-time basis. Our system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting. We believe that the system we have developed will enable us to continue to improve customer service and operational efficiency and support our needs for the immediately foreseeable future.

    DIRECT RESPONSE

    Musician's Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce web site is updated during the day through a firewall, providing a high degree of security for our internal systems. Dedicated systems are used for inventory planning and for web-site analysis.

    The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with very current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

COMPETITION

    We are in direct competition with two other major retail chains within the music industry--Sam Ash of New York, New York and Music and Recording Superstores (MARS) of Miami, Florida. In addition, we compete with various direct response companies such as American Music Supply, Sam Ash Music, Zzounds, and Sweetwater Sound. As of December 31, 1999 we were in direct competition with Sam Ash in 11 of our markets and with MARS in 13 of our markets. Sam Ash and MARS have also been expanding their store base and, based on published reports, will continue to do so in 2000. We expect that there will be additional competitive overlap in new and existing Guitar Center markets. There is, however, room for consolidation within the music industry as the top ten retailers (including Guitar Center/Musician's Friend, Sam Ash and MARS) only account for an estimated 18% of the market compared to an estimated 60% market share held by the top ten retailers in the consumer electronics industry and the toy industry.

    We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs. Customer satisfaction is paramount to our operating strategy and we believe that providing knowledgeable and friendly customer service gives us a competitive advantage. The store environment is designed to be an entertaining and exciting environment in which to shop. In an effort to exceed customer expectations, our stores provide a number of services not generally offered by most competitors, including the ability to hold and use merchandise, product demonstrations and extensive product selection. Salespeople are highly trained and specialize in one of our five product areas. Salespeople are certified by an outside technical advisory board, based on extensive training and product knowledge testing. We believe that this certification process has increased the professionalism of our employees while reducing turnover. Customers are encouraged to help themselves to the displayed instruments and to seek the assistance of the professional salespeople.

    Certain factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors' expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our market by competitors with substantial financial or other resources. See "--Risks Related to the Business--We May Be Unable to Meet Our Growth Strategy" and "--We Have Competitors."

EMPLOYEES

    As of December 31, 1999, we employed 2,754 people, of whom 2,021 were hourly employees and 733 were salaried. To date, we have been able to recruit qualified personnel to manage and staff our stores. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

SERVICE MARKS

    We have registered the GUITAR CENTER, ROCK WALK, MUSICIAN'S FRIEND, ROGUE, AXMAN, PULSE PERCUSSION, PARADISE, GUITARMAN and RAM service marks with the United States Patent and Trademark Office. We believe that these service marks have become important components of our merchandising and marketing strategy. The loss of the GUITAR CENTER or MUSICIAN'S FRIEND service mark could have a material adverse effect on our business.

RISKS RELATED TO THE BUSINESS

    Described below are some of the risks and uncertainties facing our company. There may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, results of operations, liquidity and financial position.

WE MAY BE UNABLE TO MEET OUR GROWTH STRATEGY

    Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of December 31, 1999, we operated 69 stores. We opened 13 stores in 1999 and 16 stores in 1998, and plan to open approximately 14 to 16 stores in 2000 and approximately 16 to 18 stores in 2001. Our expansion plan depends on a number of factors, including:

    - Identification of suitable retail sites;

    - Negotiation of acceptable lease terms;

    - Hiring, training and retention of skilled personnel;

    - Sufficient management and financial resources to support the new locations; and

    - Vendor support

    We cannot assure that we will achieve our store expansion goals. We cannot assure that our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. This may result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition to the factors noted above, expansion to new markets may present unique competitive and merchandising challenges, including:

    - Significant start-up costs, including promotion and advertising;

    - Management of stores in distant locations; and

    - Warehousing future retail locations (we do not currently warehouse our new locations but may if a unique situation becomes available).

    Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months was, as follows:

                                                            1999          1998          1997
                                                          --------      --------      --------
Quarter 1...............................................     10%           18%           14%
Quarter 2...............................................      7%           14%           13%
Quarter 3...............................................     11%           10%           14%
Quarter 4...............................................     11%           11%           11%
  Full Year.............................................     10%           13%           13%

    A variety of factors affect our comparable store sales results, including:

    - Competition;

    - Economic conditions;

    - Consumer and music trends;

    - Changes in our merchandise mix;

    - Product distribution;

    - Transfer of sales to new locations (i.e. market clustering); and

    - Timing of our promotional events.

    We do not anticipate that we will continue to achieve comparable store sales increases at these levels.

    We also believe that our expansion may be accelerated by the acquisition of existing music product retailers. In the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities (including equity securities), or a combination of both. We cannot assure that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

    - Diversion of our management's attention;

    - Integration of the acquired business with our business; and

    - Unanticipated legal liabilities and other circumstances or events.

WE DEPEND ON SUPPLIERS

    We depend significantly on our suppliers for both our existing stores and the direct response unit and our expansion goals. We do not have any long-term contracts with our suppliers, which we believe is customary in our industry. If we failed to maintain our relationships with our key brand name vendors, we believe this could have a material adverse effect on our business. We believe we currently have adequate supply sources; however, we cannot assure sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable to meet our requirements.

WE HAVE COMPETITORS

    Our industry is fragmented and highly competitive. We compete with many different types of retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We anticipate increased competition in our existing markets and planned new markets as other large format music product retailers execute their announced growth plans. Additionally, our expansion to new markets will be inhibited by established competitors in those markets. If our competitors adopt a new, innovative store format or retail selling method, or if a new competitor with substantial financial or other resources enters the market place, then we may fail to achieve market position gains or may lose market share.

WE DEPEND ON KEY PERSONNEL

    Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, and Marty Albertson, our President and Co-CEO, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In June 1996, we entered into a five-year employment contract with both Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amount of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operation, sales, and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain, and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

    As of December 31, 1999, 15 of our 69 stores were located in California and generated 26.6% and 30.2% of our net sales for 1999 and 1998, respectively. Although we have opened stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance.

ECONOMIC CONDITIONS COULD ADVERSELY IMPACT INDUSTRY RESULTS; CHANGING CONSUMER
  PREFERENCES COULD ALSO ADVERSELY IMPACT US

    Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

WE MUST MANAGE EFFICIENTLY THE EXPANSION OF OUR WEBSITE AND THE SYSTEMS THAT
  PROCESS ORDERS IN OUR DIRECT RESPONSE BUSINESS.

    Our direct response business, particularly our e-commerce business, will require significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our website in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to rapidly expand the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully distribute customer orders. As a result, we could lose customers and our net sales could be reduced. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

NET SALES OF OUR E-COMMERCE BUSINESS COULD DECREASE IF OUR ONLINE SECURITY
  MEASURES FAIL.

    Our relationships with our e-commerce customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES COULD BECOME
  OBSOLETE AND WE COULD LOSE CUSTOMERS.

    If we face material delays in introducing new services, products and enhancements, our e-commerce customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. To develop our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. In addition, the success of e-commerce may result in greater efficiency and lower prices, which could have an adverse effect on selling prices and margins in our retail store business and in our catalog business and generally constrain profitability in the specialty retail business.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT
  REGULATION INCREASES.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our e-commerce business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, taxation of e-commerce transactions and the like are interpreted and enforced.

WE HAVE A LIMITED HISTORY OF TRADING ON THE NASDAQ NATIONAL MARKET; OUR STOCK
  PRICE COULD BE VOLATILE

    We began trading on the Nasdaq National Market on March 14, 1997. The market price of our shares of Common Stock has been subject to significant fluctuations in response to our operating results and other factors, including announcements by our competitors, and those fluctuations will likely continue in the future. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of our Common Stock.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This Annual Report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings and the growth of our e-commerce business), sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, we can not assure you that the forward-looking statements contained in this Annual Report will in fact be realized. Further, we do not undertake any duty to update the forward-looking statements contained in this Annual Report, particularly those related to management's future estimates which are subject to revision due to changes in the business environment that we face.

ITEM 2. PROPERTIES

    We lease all but four of our stores and presently intend to lease all new locations. We lease our call center facility in Salt Lake City, Utah and the distribution center in Knoxville, Tennessee. The terms of the store leases are generally for 10 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

    We lease our corporate offices of approximately 20,000 square feet, which are located at 5155 Clareton Drive, Agoura Hills, California 91301. Due to our retail expansion, which has included the hiring of new corporate and administrative personnel, we leased additional space in a nearby location, with approximately 12,500 square feet. Our direct response business is headquartered in a facility we own located at 931 Chevy Way, Medford, Oregon 97504.

STORE LOCATIONS

    The table below sets forth certain information concerning our retail stores as of December 31, 1999:

                                   GROSS
                         YEAR      SQUARE
STORE                   OPENED      FEET      STATUS
-----                  --------   --------   --------
ARIZONA
  Phoenix............    1997      13,600    Lease
  Tempe..............    1997      12,100    Lease
SOUTHERN CALIFORNIA
  Hollywood..........    1964      30,600    Own
  San Diego..........    1973      13,500    Own
  Fountain Valley....    1980      16,800    Lease
  Sherman Oaks.......    1982      18,700    Lease
  Covina.............    1985      15,400    Lease
  Southbay...........    1985      14,500    Lease
  San Bernardino.....    1993       9,500    Lease
  Brea...............    1995      14,900    Lease
  San Marcos.........    1996      14,900    Lease
  Rancho Cucamonga...    1999      15,000    Lease
  El Toro............    1999      16,298    Lease
NORTHERN CALIFORNIA
  San Francisco......    1972      11,900    Lease
  San Jose...........    1978      14,200    Own
  El Cerrito (1).....    1983      11,300    Lease
  Concord............    1996      15,800    Lease
COLORADO
  Denver.............    1998      16,816    Lease
  Arvada.............    1999      15,700    Lease
  Englewood..........    1998      16,800    Lease
CONNECTICUT
  Manchester.........    1999      16,000    Lease
FLORIDA
  North Miami area...    1996      20,904    Lease
  South Miami area...    1996      14,700    Lease
GEORGIA
  Atlanta............    1997      23,600    Own
  Marietta...........    1997      22,800    Lease
ILLINOIS
  South Chicago......    1979      13,800    Lease
  North Chicago......    1981      10,975    Lease
  Central Chicago....    1988      20,500    Lease
  Villa Park.........    1996      15,000    Lease
LOUISIANA
  New Orleans........    1999      19,658    Lease
MARYLAND
  Towson.............    1998      14,600    Lease
MASSACHUSETTS
  Boston.............    1994      12,600    Lease
  Danvers............    1996      14,600    Lease
  Natick.............    1997      15,100    Lease
  N. Attleboro.......    1998      16,800    Lease
MICHIGAN
  Detroit............    1994      10,100    Lease
  Southfield.........    1996      18,804    Lease
  Canton.............    1998      16,850    Lease

                                   GROSS
                         YEAR      SQUARE
STORE                   OPENED      FEET      STATUS
-----                  --------   --------   --------
MINNESOTA
  Twin Cities (2)....    1988      15,000    Lease
  Edina..............    1997      15,684    Lease
MISSOURI
  N. St. Louis.......    1999      15,655    Lease
  Bridgeton..........    1999      15,007    Lease
NEVADA
  Las Vegas..........    1998      20,000    Lease
NEW JERSEY
  Springfield........    1998      20,000    Lease
  E. Brunswick.......    1998      20,000    Lease
  Totowa.............    1999      15,617    Lease
  Paramus............    1999      14,140    Lease
NEW YORK
  Carle Place........    1998      22,800    Lease
  Queens.............    1999      19,000    Lease
  Larchmont..........    1999      15,288    Lease
  Commack (3)........    2000      16,000    Lease
  Buffalo (3)........    2000      15,000    Lease
OHIO
  Cleveland..........    1997      15,600    Lease
  Mayfield Heights...    1998      15,372    Lease
  Cincinnati.........    1998      18,458    Lease
OREGON
  Clackamas (3)......    2000      16,000    Lease
  Beaverton (3)......    2000      15,320    Lease
  Eugene.............    1996       7,650    Lease
  Medford............    1987      11,862    Lease
TENNESSEE
  Knoxville..........    1998      15,000    Lease
TEXAS
  Dallas.............    1989      12,700    Lease
  Arlington..........    1991      19,200    Lease
  South Houston......    1993      14,700    Lease
  North Houston......    1994      14,710    Lease
  Central Dallas.....    1998      17,760    Lease
  Clearlake..........    1998      15,000    Lease
  Austin (3).........    2000      15,182    Lease
  Plano (3)..........    2000      15,513    Lease
UTAH
  Salt Lake City.....    1998      15,000    Lease
VIRGINIA
  Fairfax............    1999      15,600    Lease
  Seven Corners......    1999      15,444    Lease
WASHINGTON
  Seattle............    1997      18,326    Lease
  Lynnwood...........    1998      14,000    Lease
  Tukwila............    1997      17,517    Lease
  Kirkland...........    1997      20,216    Lease

------------------------

(1) Of the 21,300 square feet, approximately 10,000 square feet consists of a basement and warehouse space.

(2) Represents stores relocated in 1999.

(3) We have signed leases for these locations and presently expect each to open in 2000.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that, if decided adversely to the Company, would reasonably be expected to have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our Common Stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the Common Stock for the calendar quarters indicated:

1999                                                  HIGH       LOW
----                                                --------   --------
First Quarter.....................................  $29.875    $15.813
Second Quarter....................................   20.875      9.188
Third Quarter.....................................   12.875      7.688
Fourth Quarter....................................   11.125      8.000

    As of March 2, 2000, there were 164 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount.

DIVIDEND POLICY

    We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness and do not intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the indenture governing our senior notes, we are not permitted to pay any dividends on the common stock unless certain financial ratio tests and other conditions are satisfied. In addition, our bank facility with Foothill Capital contains certain covenants which, among other things, limit the payment of cash dividends on the capital stock of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                            1999        1998        1997        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND STORE OPERATING DATA)
INCOME STATEMENT DATA:
Net sales...............................................  $620,081    $485,714    $367,353    $259,667    $209,444
Cost of goods sold (1)..................................   456,797     353,487     262,363     183,722     150,360
                                                          --------    --------    --------    --------    --------
    Gross profit........................................   163,284     132,227     104,990      75,945      59,084
Selling, general and administrative expenses............   128,416     108,449      74,587      51,742      41,984
Transaction expense and other...........................     4,674          --         755       6,942          --
Deferred compensation expense (2).......................        --          --          --      71,760       3,087
                                                          --------    --------    --------    --------    --------
Operating income (loss).................................  $ 30,194    $ 23,778    $ 29,648    $(54,499)   $ 14,013
                                                          --------    --------    --------    --------    --------
Other (income)..........................................        --        (324)       (637)       (177)        (65)
Interest expense, net...................................    11,235      10,844       9,892      12,557         368
                                                          --------    --------    --------    --------    --------
                                                          $ 11,235    $ 10,520    $  9,255    $ 12,380    $    303
                                                          --------    --------    --------    --------    --------
Income (loss) before provision for income taxes,
  extraordinary loss and cumulative effect of change in
  accounting principle..................................    18,959      13,258      20,393     (66,879)     13,710
Income tax (benefit)....................................      (391)     (3,155)     (2,833)        139         345
                                                          --------    --------    --------    --------    --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle..............  $ 19,350    $ 16,413    $ 23,226    $(67,018)   $ 13,365
                                                          --------    --------    --------    --------    --------
Extraordinary loss on early extinguishment of debt, net
  of tax $1,679.........................................        --          --       2,739          --          --
Cumulative effect of change in accounting principle to
  write-off pre-opening costs, net of tax $578..........     1,074          --          --          --          --
                                                          --------    --------    --------    --------    --------
Net income (loss).......................................  $ 18,276    $ 16,413    $ 20,487    $(67,018)   $ 13,365
                                                          ========    ========    ========    ========    ========
Net income per share (diluted)..........................  $   0.82    $   0.72    $   0.91
                                                          ========    ========    ========
Weighted average shares outstanding (3).................    22,309      22,851      22,512
                                                          ========    ========    ========
OPERATING DATA:
Net sales per gross square foot (4).....................  $    555    $    640    $    699    $    768    $    783
Net sales growth........................................        28%         32%         41%         24%         32%
Increase in comparable store sales (5)..................        10%         13%         13%         10%         23%
Stores open at end of period............................        69          56          40          30          22
Ratio of earnings to fixed charges (6)..................       2.7x        2.0x        2.8x         --        13.3x
Capital expenditures....................................  $ 19,768    $ 21,678    $ 12,648    $  6,486    $  3,663
BALANCE SHEET DATA:
Net working capital.....................................  $ 80,536    $ 74,279    $ 68,591    $ 33,965    $  9,556
Property and equipment, net.............................    58,174      42,410      26,134      15,594      13,652
Total assets............................................   266,851     208,058     161,031      90,583      59,614
Total long-term and revolving debt (including current
  portion)..............................................   111,428     102,040      80,048     110,771          --
Senior preferred stock..................................        --          --          --      15,186          --
Junior preferred stock..................................        --          --          --     138,610          --
Stockholders' equity (deficit)..........................    80,319      46,215      28,713     (51,838)     22,743

------------------------------

(1) Cost of goods sold includes buying and occupancy costs.

(2) In 1996, we recorded a non-recurring deferred compensation expense of $71.8 million, of which $69.9 million related to the cancellation and exchange of management stock options pursuant to our 1996 recapitalization and $1.9 million related to a non-cash charge resulting from the grant of stock options to management by certain investors.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We operated 66 retail locations in 33 major markets and 3 stores in secondary markets as of December 31, 1999, and with the acquisition of Musician's Friend, we now operate the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. From 1995 to 1999, our net sales grew at an annual compound growth rate of 31.2% principally due to the comparable store sales growth of our stores averaging 14% per year, the opening of new stores, and a 21% increase in the direct response channel. We achieved comparable store net sales growth of 10%, 13% and 13% for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. These increases were primarily attributable to increases in unit sales rather than increases in prices or changes in product mix. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We do not expect comparable store sales to continue to increase at historical rates.

    We opened 13 stores in 1999, rebranded 7 of the 9 Musician's Friend stores to the Guitar Center model, and converted two of the Musician's Friend stores to the Guitar Center retail infrastructure. Presently, we expect to open approximately 14 to 16 stores in 2000 and 16 to 18 stores in 2001. In preparation for these additional stores, we dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. For example, we spent $5.4 million from January 1, 1993 to December 31, 1999 on system upgrades to support the storewide integration of a state-of-the-art management information system. We have also established centralized operating and financial controls and have implemented an extensive training program to ensure a high level of customer service in our stores. We believe that the infrastructure is in place to support our needs for the immediately foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations. As we enter new markets, we expect that we will initially incur higher occupancy, administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music product retailers attempt to execute national growth strategies.

    The following table sets forth certain historical income statement data as a percentage of net sales:

                                                                    FISCAL YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Gross profit................................................    26.3       27.2       28.6
Selling, general and administrative expenses................    20.7       22.3       20.3
Transaction and conversion costs............................     0.8        0.0        0.2
                                                               -----      -----      -----
Operating income............................................     4.8        4.9        8.1
Interest expense, net.......................................     1.7        2.0        2.5
Interest expense to related party...........................     0.1        0.3        0.2
Other (income)..............................................    (0.0)      (0.1)      (0.2)
                                                               -----      -----      -----
Income before income taxes, extraordinary loss and
  cumulative effect of change in accounting principle.......     3.0        2.7        5.6
Income tax benefit..........................................    (0.1)      (0.7)      (0.7)
                                                               -----      -----      -----
Income before extraordinary loss and cumulative effect of
  change in accounting principle............................     3.1%       3.4%       6.3%
                                                               =====      =====      =====

FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales for the year ended December 31, 1999 increased 28% to $620 million, compared with $486 million last year. Net sales from retail stores for fiscal 1999 totaled $537 million, a 31% increase from $411 million in fiscal 1998. Sales from new stores contributed $91 million and represent 73% of the total increase in retail store sales. Comparable store sales for the full year increased 10%. The increase in comparable net store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Such volume increases were primarily the result of the continued success of the implementation of our business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. Our management is presently anticipating comparable store sales growth of 6 to 8 percent for the immediate future. The foregoing guidance is management's estimate only and is subject to the qualifications set forth under "Forward-Looking Statements." Catalog sales decreased 5% to $67 million in 1999 from $70 million in 1998, due in part to a change in credit card programs, and its resulting effect on average order size. The new third-party credit card was introduced on October 20, 1999. Since its launch, the provider has issued approximately 13,000 credit cards and Musician's Friend has experienced growth in average order size. E-commerce sales for the year increased 319% to $17 million from $4 million last year.

    Gross profit dollars for the year ended December 31, 1999 compared to 1998 increased 23% to $163.3 million from $132.2 million. Gross profit as a percentage of net sales for the year ended December 31, 1999 compared to 1998 decreased to 26.3% from 27.2%. Gross profit margin percentage for the retail stores in 1999 after buying and occupancy costs was 26.0% compared to 27.7% in 1998. The reduction in gross profit margin is related to increased occupancy costs due to the number of stores less than two years old (29 stores out of 69 stores), actions taken to clear out merchandise at former Musician's Friend locations, increased freight expense as more stores are opened on the East Coast, and a change in assortment and aggressive pricing on inventory that we wanted to move. The gross profit margin for the direct response division was 28.7% for 1999 compared to 24.8% in 1998. In 1998 significant markdowns were required to clear excess direct response inventories. Markdowns of the same magnitude have not been required in 1999. Additionally, during 1998 higher than average inventory shrink occurred in the Musician's Friend distribution facilities.

    Selling, general and administrative expenses for fiscal 1999 increased 18.4% to $128.4 million from $108.4 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses for fiscal 1999 decreased to 20.7% from 22.3% in fiscal 1998. Selling, general and administrative expenses for the retail stores in 1999, inclusive of pre-opening costs and corporate general and administrative expenses, was 19.5% as a percentage of sales compared to 20.2% in 1998. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expense due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 28.8% as a percentage of sales compared to 34.2% last year. In 1998 Musician's Friend incurred substantial bad debt expense related to an in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998.

    Transaction and store conversion costs totaled $4.7 million, or 0.8% of sales, during the year ended December 31, 1999. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million), a severance accrual for a former Musician's Friend executive ($0.8 million), as well as costs associated with the conversion of Musician's Friend stores to Guitar Center stores.

    Operating income for fiscal 1999 increased 27.0% to $30.2 million from $23.8 million in fiscal 1998.

    Interest expense, net for fiscal 1999 increased to $11.2 million from $10.8 million in fiscal 1998. Interest expense consisted principally of interest on our Senior Notes and borrowings under the line of credit. Interest expense includes interest to related parties on our subordinated notes of $0.5 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively.

    Income tax benefit in 1999 was recorded due to the reduction of the valuation reserve on the Company's deferred tax asset, net of current federal and state income taxes.

    In the first quarter of 1999, a charge to operations of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs.

    Net income for fiscal 1999 increased to $18.3 million from $16.4 million in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for the year ended December 31, 1998 increased 32% to $486 million from $367 million in fiscal 1997. Net sales from retail stores for fiscal 1998 totaled $411 million, a 35.3% increase from $304 million in fiscal 1997. This growth was attributable to an increase of $69.6 million in new store net sales, accounting for 64.2% of such increase. In addition, comparable store net sales increased 13% or $38.4 million, accounting for 35.8% of such increase. The increase in comparable net store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Net sales from the direct response unit increased to $74 million from $63 million in 1997.

    Gross profit for fiscal 1998 compared to fiscal 1997 increased 25.9% to $132.2 million from $105.0 million in fiscal 1997. Gross profit as a percentage of net sales for fiscal 1998 decreased to 27.2% from 28.6% in fiscal 1997. The decrease in gross margin in 1998 over 1997 was due principally to markdowns at Musician's Friend, partially offset by an increase in selling margin at the retail stores, specifically in the pro-audio and keyboard segments.

    Selling, general and administrative expenses for fiscal 1998 increased 45.4% to $108.4 million from $74.6 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses for fiscal 1998 increased to 22.3% from 20.3% in fiscal 1997. During fiscal 1998, 16 new stores commenced operation and were open an average of eight months. In total, this increase was attributable primarily to the number of stores open less than three years. In 1998, we operated 26 stores open less than two years (as compared to 18 stores in 1997). Typically, these stores experience higher operating costs as a percentage of sales than a mature store. In addition, Musician's Friend incurred substantial bad debt related to an in-house installment program, principally in its direct response unit.

    Operating income for fiscal 1998 decreased 19.8% to $23.8 million from $29.6 million in fiscal 1997. As a percentage of net sales, operating income decreased to 4.9% from 8.1% in the prior year, primarily due to losses experienced at our direct response unit.

    Interest expense, net for fiscal 1998 increased to $10.8 million from $9.9 million in fiscal 1997. Interest expense consisted principally of interest on our Senior Notes, borrowings under the Wells Fargo line of credit, and borrowings under the Bank of Southern Oregon line of credit. In 1997, we redeemed, at a premium, $33.3 million principal amount of the Senior Notes.

    Income tax benefit in 1998 and 1997 was recorded due to the reduction of the valuation reserve on our deferred tax asset, net of certain alternative minimum tax and state taxes.

    An extraordinary loss of $2.7 million, net of a tax benefit of $1.7 million, was recorded in 1997 related to the early extinguishment of debt.

    Net income for fiscal 1998 decreased to $16.4 million from $20.5 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    On May 28, 1999, we completed the merger with Musician's Friend. Each outstanding share of Musician's Friend Common Stock was converted into the right to receive approximately 10.02 shares of Guitar Center Common Stock. In connection with the merger we issued an aggregate of 1.9 million shares of Common Stock and assumed options (from Musician's Friend) to purchase 250,505 shares of Common Stock (as converted). In the first quarter of 2000, the 10% general escrow was resolved whereby 50,002 shares of Common Stock were returned to Guitar Center and cancelled. In addition, we refinanced Musician's Friend's outstanding obligations under its secured credit facility in the aggregate amount of approximately $17.3 million and incurred transaction and conversion expenses of approximately $4.7 million. The source of funds was borrowings under our credit facility. In July 1999, we terminated our prior credit facility (1997 Credit Facility) and entered into the 1999 Credit Facility. In December 1999, we terminated the 1999 Credit Facility and entered into the 2000 Credit Facility. The 2000 Credit Facility permits borrowings up to $100 million and can be increased (at our election) up to $150 million, subject to compliance with the terms of the loan agreement. The new credit facility is secured by certain assets and the actual amount available is tied to our inventory and receivable base. A fee of 0.25% is assessed on the unused portion of the 2000 Credit Facility. The interest rate under the 2000 Credit Facility as of the date of this Annual Report was 9.25% on prime rate based borrowings. The agreement underlying the 2000 Credit Facility includes certain restrictive covenants, which among other things, require us to maintain certain financial ratios. We were in compliance with respect to such requirements as of December 31, 1999.

    Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of December 31, 1999, we had $42.8 million outstanding under the 2000 Credit Facility, excluding $674,000 outstanding on standby letters of credit, and had available borrowings of approximately $31.2 million.

    For the year ended December 31, 1999, cash provided by operating activities was $4.4 million, most of which represented cash income from operations, net of additions to inventory. Cash used in investing activities totaled $19.8 million, which principally consisted of capital expenditures under our store expansion program. Cash provided by financing activities totaled $21.7 million, which consisted principally of borrowings under our credit facilities.

    Inventory increased from $127 million to $161 million, or 26.5%. The increase in inventory was required principally to support existing sales growth and the opening of new retail locations. Inventory per square foot at retail stores was $133 in 1999 as compared to $130 in 1998. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, and through improved planning, presentation, and display of inventories in our retail stores.

    We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During 1999, we opened thirteen new stores, of which one was operated by Musician's Friend prior to the acquisition. Each new Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average new Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We are currently evaluating additional capital and strategic requirements related to expanding and improving the technology for the e-commerce business. Such costs could be significant.

    We presently expect to incur approximately $21 to $22 million in capital expenditures in 2000.

    Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 stores in 1999, 16 stores in 1998, and 11 stores in 1997, of which 2 were purchased, and currently anticipate opening approximately 14 to 16 stores in 2000. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $6.4 million, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $1.0 million.

    Our capital resources and liquidity are expected to be provided by net cash flow from operations and additional borrowings under the 2000 Credit Facility. Depending upon market conditions, we may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to us, if at all.

SEASONALITY

    Our operating results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are higher than any other quarter.

INCOME TAXES

    As a result of the $72.4 million loss incurred in fiscal 1996 and 1997, and a $7 million net operating loss acquired in our merger with Musician's Friend, we have a tax net operating loss carryforward for Federal income tax purposes aggregating $27.8 million, which will expire if unused in 2011. Upon finalization of our 1999 tax returns, substantially all of our state income tax net operating loss will be utilized. Consequently, state income taxes in 2000 will have to be funded through cash payments. Additionally, due to certain changes in our ownership structure, it is anticipated that the timing of the use of our Federal net operating loss may be limited during 2000. This limitation affects the timing of realization of the tax benefit associated with our NOL, not the amount of the ultimate benefit. Currently, the annual limitation of the Federal net operating loss utilization is approximately $18 million.

INFLATION

    We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains certain forward-looking statements relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings), sales, comparative store sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products, and various competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business--Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Annual Report will in fact be realized.

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

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1. The following financial statements for the Company are included as part of this Report:
       Index to Financial Statements............................................
                                                                        Page 33

    2. The following financial statement schedule for the Company is included as part of this Report:
       Schedule II--Valuation and Qualifying Accounts...........................
                                                                        Page 55
       All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

        4.3             Form of Stock Certificate (Incorporated by reference to
                        Exhibit 4.4 of the Company's Registration Statement on
                        Form S-1 (Registration No. 333-20931))

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.21*           Form of Employee Stock Purchase Plan Agreement (Incorporated
                        by reference to Exhibit 10.25 Registration Statement on
                        Form S-1 (Registration No. 333-20931))

       10.22*           Amended 1997 Equity Participation Plan (Incorporated by
                        reference to Exhibit 10.22 of the Company's Annual Report on
                        Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998)

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

       10.29*           Amendment No. 3 to Amended and Restated 1996 Performance
                        Stock Option Plan (Incorporated by reference to
                        Exhibit 10.29 of the Company's Annual Report on Form 10-K
                        (Registration No. 000-22207) for the fiscal year ended
                        December 31, 1998)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.30*           Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman
                        (Incorporated by reference to Exhibit 10.31 of the Company's
                        Quarterly Report on Form 10-Q (Registration No. 000-22207)
                        for the period ending June 30, 1999).

       10.31*           Amended and Restated Employment Agreement dated July 1, 1998 between the Company and Bruce Ross (Incorporated by
                        reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period
                        ending September 30, 1998).

       10.32*           Amended and Restated Employment Agreement dated July 1, 1998 between the Company and Barry Soosman (Incorporated by
                        reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period
                        ending September 30, 1998).

       10.33*           Agreement and Plan of Merger dated May 13, 1999 by and among the Company, EMIC Acquisition Corporation, Musician's
                        Friend, Inc. and the Stockholders of Musician's
                        Friend, Inc. (Incorporated by reference to Exhibit 2.1 of
                        the Company's Current Report on Form 8-K dated May 28, 1999
                        (Registration No. 000-22207)).

       10.34*           Amended and Restated Registration Rights Agreement dated
                        May 13, 1999 by and among the Company, Chase Venture Capital
                        Associates, L.P., Weston Presidio Capital II, L.P., Wells
                        Fargo Small Business Investment Company, Inc., Larry Thomas,
                        Marty Albertson, Amazing Grace Foundation, The Emmanuel
                        Foundation, Midas Touch Investments Trust, Sterling
                        Investments Trust, Syringa Investments Trust, Eiger Mountain
                        Real Estate Trust, Promise Land Real Estate Development
                        Trust and Musician's Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K
                        dated May 28, 1999 (Registration No. 000-22207)).

       10.35            Loan and Security Agreement entered into as of December 17,
                        1999 between and among Foothill Capital Corporation and the other lenders identified therein, Guitar Center, Inc., and
                        Musician's Friend, Inc.

       10.36*           Form of Amendment to the 1997 Equity Participation Plan of
                        Guitar Center, Inc. and the form to be considered by stockholders at the 2000 Annual Meeting of Stockholders.

       12.1             Ratio of Earnings to Fixed Charges

       21.1 Material subsidiaries of the Registrant as of December 31, 1999:

                        Musician's Friend, Inc., a Delaware corporation.

       23.1             Consent of Independent Auditors (KPMG LLP)

       23.2             Consent of Independent Auditors (PricewaterhouseCoopers LLP)

       24.1             Power of Attorney (included on page S-1)

       27.1             Financial Data Schedule

--------------------------

*   Management contract or other compensation plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 21st day of March, 2000.

                                                       GUITAR CENTER, INC.

                                                                         /S/ LARRY THOMAS
                                                            -----------------------------------------
                                                                           Larry Thomas
                                                             CHAIRMAN AND CO-CHIEF EXECUTIVE OFFICER

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

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       Chairman & Co-Chief Executive
                  /s/ LARRY THOMAS                       Officer and Director
  ------------------------------------------------       (Principal Executive             3/21/00
                    Larry Thomas                         Officer)

                 /s/ MARTY ALBERTSON
  ------------------------------------------------     President & Co-Chief Executive     3/21/00
                   Marty Albertson                       Officer and Director

                                                       Executive Vice President,
                   /s/ BRUCE ROSS                        Chief Financial Officer and
  ------------------------------------------------       Secretary (Principal             3/21/00
                     Bruce Ross                          Financial and Accounting
                                                         Officer)

                  /s/ STEVEN BURGE
  ------------------------------------------------     Director                           3/21/00
                    Steven Burge

                 /s/ DAVID FERGUSON
  ------------------------------------------------     Director                           3/21/00
                   David Ferguson

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                  /s/ HARVEY KIBEL
  ------------------------------------------------     Director                           3/21/00
                    Harvey Kibel

                 /s/ PETER STARRETT
  ------------------------------------------------     Director                           3/21/00
                   Peter Starrett

                 /s/ JEFFREY WALKER
  ------------------------------------------------     Director                           3/21/00
                   Jeffrey Walker

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors (KPMG LLP)...................     34
Report of Independent Auditors (PricewaterhouseCoopers
  LLP)......................................................     35
Management's Responsibility for Financial Statements........     36
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     37
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................     38
Consolidated Statements of Stockholders' Equity for
  the years ended
  December 31, 1999, 1998 and 1997..........................     39
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     40
Notes to Consolidated Financial Statements..................     41

                                                              SCHEDULE
                                                              --------
Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................     55

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Guitar Center, Inc. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of Musician's Friend, Inc., a wholly-owned subsidiary, which financial statements reflect total assets constituting 14 percent as of December 31, 1998 and total revenues constituting 19 percent of each of the two years ended December 31, 1998, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Musician's Friend, Inc., is based solely on the report of the other auditors.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 9, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Musician's Friend, Inc.

    In our opinion, the balance sheet as of December 31, 1998 and the related statements of operations and changes in accumulated deficit and of cash flows for each of the two years in the period ended December 31, 1998 of Musician's Friend, Inc. (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Musician's Friend, Inc. at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. AN audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Musician's Friend, Inc. for any period subsequent to December 31, 1998.

                                          PricewaterhouseCoopers LLP

Portland, Oregon
May 28, 1999

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    We are responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report. We believe that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. We also have included in our financial statements amounts that are based on estimates and judgments which we believe are reasonable under the circumstances.

    The independent accountants audit our consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

    The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The Committee meets periodically with financial management and the independent accountants to review accounting, internal control, auditing and financial reporting matters.

                                    Larry Thomas                     Bruce Ross
                                    Chairman & Co-Chief              Executive Vice President &
                                    Executive Officer                Chief Financial Officer

Los Angeles, California
February 9, 2000

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   6,773       $     472
  Accounts receivable, less allowance for doubtful accounts
    $1,143 (1999) and $3,455 (1998).........................       14,127          13,614
  Merchandise inventory.....................................      160,571         126,957
  Prepaid expenses and deposits.............................        3,388           3,324
  Pre-opening costs and other current assets................           --           2,850
  Deferred income tax.......................................       11,918           6,672
                                                                ---------       ---------
Total current assets........................................      196,777         153,889
Property and equipment, net.................................       58,174          42,410
Deferred income tax.........................................          555           3,759
Goodwill, net of accumulated amortization of $665 (1999) and
  $479 (1998)...............................................        4,448           4,618
Deposits and other assets, non-current......................        6,897           3,382
                                                                ---------       ---------
                                                                $ 266,851       $ 208,058
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  41,133       $  35,152
  Accrued expenses and other current liabilities............       23,446          15,934
  Merchandise advances......................................        8,455           7,147
  Revolving line of credit..................................       42,770          20,850
  Current portion of long-term debt.........................          437             527
                                                                ---------       ---------
Total current liabilities...................................      116,241          79,610
Other long-term liabilities.................................        2,070           1,570
Long-term debt..............................................       68,221          80,663
                                                                ---------       ---------
Total liabilities...........................................      186,532         161,843
Stockholders' equity:
  Preferred Stock; authorized 5,000 shares at December 31,
    1999 and December 31, 1998, none issued and
    outstanding.............................................           --              --
  Common Stock, $0.01 par value per share, authorized 55,000 shares, issued and outstanding 22,023 at December 31,
    1999 and 20,093 at December 31, 1998, respectively......          221             201
  Additional paid in capital................................      244,003         228,195
  Accumulated deficit.......................................     (163,905)       (182,181)
                                                                ---------       ---------
    Total stockholders' equity..............................       80,319          46,215
                                                                ---------       ---------
                                                                $ 266,851       $ 208,058
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $620,081   $485,714   $367,353
Cost of goods sold, buying and occupancy....................   456,797    353,487    262,363
                                                              --------   --------   --------
Gross profit................................................   163,284    132,227    104,990
Selling, general and administrative expenses................   128,416    108,449     74,587
Transaction and conversion costs............................     4,674         --        755
                                                              --------   --------   --------
Operating income............................................    30,194     23,778     29,648
Interest expense, net.......................................    10,734      9,582      9,020
Interest expense to related party...........................       501      1,262        872
Other (income)..............................................        --       (324)      (637)
                                                              --------   --------   --------
Income before income taxes, extraordinary loss and
  cumulative effect of change in accounting principle.......    18,959     13,258     20,393
                                                              --------   --------   --------
Income tax (benefit)........................................      (391)    (3,155)    (2,833)
                                                              --------   --------   --------
Income before extraordinary loss and cumulative effect of
  change in accounting principle............................    19,350     16,413     23,226
Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $1,679.....................................        --         --      2,739
Cumulative effect of change in accounting principle-to
  write-off pre-opening costs, net of tax benefit of $578...     1,074         --         --
                                                              --------   --------   --------
Net income..................................................  $ 18,276   $ 16,413   $ 20,487
                                                              ========   ========   ========
Net income per share
  Basic.....................................................  $   0.83   $   0.76   $   0.96
                                                              ========   ========   ========
  Diluted...................................................  $   0.82   $   0.72   $   0.91
                                                              ========   ========   ========
Weighted average shares outstanding
  Basic.....................................................    22,020     21,676     21,241
                                                              ========   ========   ========
  Diluted...................................................    22,309     22,851     22,512
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                     ADDITIONAL   RETAINED
                                   PREFERRED    COMMON                PAID IN     EARNINGS
                                     STOCK      STOCK     WARRANTS    CAPITAL     (DEFICIT)    TOTAL
                                   ---------   --------   --------   ----------   ---------   --------
Balance at December 31, 1996.....  $ 138,610     $ 36     $ 6,500     $ (6,966)   $(205,204)  $(67,024)
  Sale of equity to management...        307       --          --            3           --        310
  Conversion of junior preferred
    stock........................   (138,917)      93          --      138,824           --         --
  Offering of common stock.......         --       77          --      106,959           --    107,036
  Repurchase of management common
    stock........................         --      (13)         --      (18,404)          --    (18,417)
  Senior preferred dividends
    paid.........................         --       --          --           --       (7,747)    (7,747)
  Accretion of senior preferred
    stock........................         --       --          --           --          (30)       (30)
  Exercise of employee stock
    options......................         --       --          --           98           --         98
  Distribution to
    beneficiaries................         --       --          --           --       (6,000)    (6,000)
  Net income.....................         --       --          --           --       20,487     20,487
                                   ---------     ----     -------     --------    ---------   --------
Balance at December 31, 1997.....         --      193       6,500      220,514     (198,494)    28,713
  Exercise of warrants/cost of
    underwriting.................         --        8      (6,500)       6,394           --        (98)
  Exercise of employee stock
    options......................         --       --          --          860           --        860
  Tax benefit from exercise of
    employee stock options.......         --       --          --          427           --        427
  Distribution to
    beneficiaries................         --       --          --           --         (100)      (100)
  Net income.....................         --       --          --           --       16,413     16,413
                                   ---------     ----     -------     --------    ---------   --------
Balance at December 31, 1998.....         --      201          --      228,195     (182,181)    46,215
  Exercise of employee stock
    options......................         --       --          --          208           --        208
  Issuance of stock for merger...         --       20          --          (20)          --         --
  Contribution of land and
    building.....................         --       --          --        1,750           --      1,750
  Conversion of related party
    debt to equity...............         --       --          --       13,870           --     13,870
  Net income.....................         --       --          --           --       18,276     18,276
                                   ---------     ----     -------     --------    ---------   --------
Balance at December 31, 1999.....  $      --     $221     $    --     $244,003    $(163,905)  $ 80,319
                                   =========     ====     =======     ========    =========   ========

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
Net income..................................................  $ 18,276   $ 16,413   $ 20,487
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     8,252      4,993      3,449
  Amortization of deferred financing fees...................       240        240      1,363
  Gain on sale of property..................................        --       (324)      (535)
  Change in deferred tax asset..............................    (2,041)    (5,431)    (5,000)
  Tax benefit from exercise of stock options................        --        427         --
  Cumulative effect of change in accounting principle to
    write-off pre-opening cost..............................     1,652         --         --
Changes in operating assets and liabilities:
  Accounts receivable.......................................      (513)     4,134     (9,156)
  Merchandise inventories...................................   (33,614)   (35,080)   (27,972)
  Prepaid expenses..........................................      (601)    (1,331)    (3,015)
  Other assets..............................................    (2,569)      (123)      (174)
  Accounts payable..........................................     5,981      6,979     11,209
  Accrued expenses and other current liabilities............     7,512     (3,229)     6,694
  Other long-term liabilities...............................       500        553        547
  Merchandise advances......................................     1,308      3,230      1,169
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     4,383     (8,549)      (934)
INVESTING ACTIVITIES:
Proceeds from sale of property..............................        --        733        893
Purchase of property and equipment..........................   (19,768)   (21,678)   (12,648)
Acquisition of Rhythm City, net of cash acquired............        --     (1,058)   (10,300)
Employee notes..............................................        --         --        (41)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (19,768)   (22,003)   (22,096)
FINANCING ACTIVITIES:
Net change in revolving debt facility.......................    21,920     18,850     (1,536)
Net change in notes payable.................................        --         --      4,147
Redemption of Senior Notes..................................        --         --    (33,333)
Proceeds from sale of stock to management...................        --         --        310
Proceeds from initial public offering.......................        --         --    107,036
Proceeds from exercise of stock options.....................       208        860         98
Redemption of senior preferred stock........................        --         --    (22,963)
Redemption of management stock..............................        --         --    (18,417)
Warrant underwriting........................................        --        (98)        --
Borrowings under related party debt.........................        --      3,142         --
Distributions to beneficiaries..............................        --       (100)    (6,000)
Payments under capital lease................................      (442)        --         --
                                                              --------   --------   --------
Net cash provided by financing activities...................    21,686     22,654     29,342
Net increase (decrease) in cash and cash equivalents........     6,301     (7,898)     6,312
Cash and cash equivalents at beginning of year..............       472      8,370      2,058
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  6,773   $    472   $  8,370
                                                              ========   ========   ========
NON-CASH INVESTING ACTIVITIES:
Borrowings under capital leases.............................       890         --         --
Contribution of land and building...........................     1,750         --         --
Related party debt converted to equity......................    13,870         --         --
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the merger......     1,900         --         --
Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest................................................  $ 13,602   $ 11,506   $ 14,902
    Income taxes............................................  $    514   $    626   $  1,146

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Guitar Center, Inc. and subsidiaries (the "Company") operates a chain of retail stores and a direct response unit which sell high quality musical instruments primarily guitars, keyboards, percussion and pro-audio equipment. At December 31, 1999, we operated 69 stores in major cities throughout the United States with 15 of the stores located in California.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Guitar Center, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform with the current year's presentation.

    MERCHANDISE INVENTORIES

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

    STORE PRE-OPENING COSTS

    Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" (SOP 98-5), which requires all store pre-opening costs to be expensed as incurred. As result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle of $1,074,000 (net of taxes of $578,000), or $0.05 per basic and diluted share, in the Statement of Income for the year ending December 31, 1999.

    ADVERTISING COSTS

    We expense retail advertising as incurred. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7. Advertising expense included in the Statements of Income for the years ended December 31, 1999, 1998 and 1997 is $24,566,000, $17,775,000 and $12,639,000 respectively.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) MERCHANDISE ADVANCES

    Merchandise advances represent primarily layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer and outstanding gift certificates which are recorded as a liability until redemption by the customer.

    REVENUE RECOGNITION

    Retail sales are recognized at the time of sale, net of a provision for estimated returns. Catalog and e-commerce sales are recognized when the related products are shipped to customers, net of a provision for estimated returns.

    INCOME TAXES

    We account for income taxes under Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

    GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business combinations and is being amortized on a straight-line basis over 30 years.

    RENT EXPENSE

    We lease certain store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

    CONCENTRATION OF CREDIT RISK

    Our deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards. In certain instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. During 1997 and 1998, we entered into numerous

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) installment transactions in our catalog and e-commerce business. Such programs were substantially terminated in the fourth quarter of 1998. Trade accounts receivable were approximately $2,693,000 and $6,911,000 at December 31, 1999 and 1998, respectively. Credit losses have historically been within our expectations.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

    CASH AND CASH EQUIVALENTS

    For the purposes of balance sheet classification and the statement of cash flows, we consider all highly liquid investments that are both readily convertible into cash and mature within 90 days of their date of purchase to be cash equivalents.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    STOCK OPTION PLANS

    Prior to January 1, 1996, we accounted for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, we adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) EARNINGS PER SHARE

    The following table summarizes the reconciliations of Basic to Diluted Weighted Average Shares EPS calculation as required by SFAS No. 128 for the years ended December 31, 1999, 1998 and 1997:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Basic shares........................................   22,020     21,676     21,241
Common stock equivalents--dilutive effect of options
  outstanding.......................................      289      1,175      1,271
                                                       ------     ------     ------
Diluted shares......................................   22,309     22,851     22,512
                                                       ======     ======     ======

    Net income is the same for diluted and basic per share data. Options to purchase 1.4 million shares of Common Stock at prices ranging from $15.94 to $28.56 per common share were outstanding during 1999 but were not included in the computation of diluted earning per share because the option's exercise price was greater than the average market price of the common share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of our financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of our short-term instruments reflects the fair value based upon current rates available to us for similar debt. As of December 31, 1999 the fair value of our long-term debt instrument is $65.3 million, based on quoted market prices.

2. MERGER

    On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., pursuant to a merger agreement. Each share of Musician's Friend Common Stock was converted into approximately 10.02 shares of Guitar Center Common Stock. In total, 1.9 million shares of Common Stock were issued.

    Under the terms of the merger agreement, 30% of the total shares issued were placed in escrow for general indemnification purposes and for indemnification against damages related to specific tax issues. In the first quarter of 2000, the 10% general escrow was resolved whereby 50,002 shares of Common Stock were returned to Guitar Center.

    Prior to the merger, the corporate headquarters of Musician's Friend was exchanged for stock in Musician's Friend. See also Footnote 6.

    The merger was accounted for under the pooling of interests method. Accordingly, our financial statements have been restated for all periods to include the results of Musician's Friend.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. MERGER (CONTINUED)
    The following reflects net sales and net income (loss) of the previously separate companies for the years before the combination was consummated and for the period ending May 28, 1999, which are included in the current combined net sales and net income (loss):

                                                          FIVE MONTHS ENDED
                                                            MAY 28, 1999
                                                  ---------------------------------
                                                  GUITAR CENTER   MUSICIAN'S FRIEND
                                                      1999              1999
                                                  -------------   -----------------
                                                           (IN THOUSANDS)
Net sales.......................................    $185,403           $43,411
Net income (loss)...............................       5,241            (3,044)

                                              TWELVE MONTHS ENDED                 TWELVE MONTHS ENDED
                                               DECEMBER 31, 1998                   DECEMBER 31, 1997
                                       ---------------------------------   ---------------------------------
                                       GUITAR CENTER   MUSICIAN'S FRIEND   GUITAR CENTER   MUSICIAN'S FRIEND
                                           1998              1998              1997              1997
                                       -------------   -----------------   -------------   -----------------
Net sales............................    $391,667           $ 94,047         $296,655           $70,698
Net income (loss)....................      27,444            (11,031)          16,341             4,146

3. MERCHANDISE INVENTORIES

    The major classes of merchandise inventory are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Major goods.............................................  $109,037   $ 89,582
Associated accessories..................................    31,276     20,261
Vintage guitars.........................................     4,785      4,558
Used merchandise........................................     6,130      4,828
General accessories.....................................     9,343      7,728
                                                          --------   --------
                                                          $160,571   $126,957
                                                          ========   ========

    Major goods includes the major product lines including stringed merchandise, percussion, keyboards and pro-audio equipment. Associated accessories are comprised of accessories to major goods. General accessories includes other merchandise such as apparel, cables and books.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Land......................................................  $ 2,996    $ 2,459
Buildings.................................................    9,490      8,156
Transportation equipment..................................      727        764
Furniture and fixtures....................................   27,865     20,719
Leasehold improvements....................................   41,713     25,102
Construction in progress..................................    1,016      3,475
                                                            -------    -------
                                                             83,807     60,675
Less accumulated depreciation.............................   25,633     18,265
                                                            -------    -------
                                                            $58,174    $42,410
                                                            =======    =======

5. DEBT

    Immediately following our initial public offering, we called for redemption, at a premium of 10%, an aggregate of $33.3 million principal amount of the Senior Notes. On April 19, 1997, we used $37.9 million of the net proceeds from our initial public offering to redeem such Senior Notes, including payment of all accrued and unpaid interest with respect to the Senior Notes called for redemption. Accordingly, an extraordinary charge to income of $2.7 million, net of tax of $1.7 million (or $0.13 and $0.12 per basic and diluted share, respectively), was incurred in the second quarter of 1997 equal to the premium paid on the Senior Notes plus the write-off of one-third of the unamortized deferred financing fees.

    The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis. The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at our option, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. The holders of the Senior Notes have the right to require us to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature in 2006.

    In the fourth quarter of 1999, we terminated our prior credit facility (the "1999 Facility") and entered into a new five-year revolving credit facility which permits borrowings of up to $100 million, subject to borrowing base limitations. The amount available can be increased at our election up to $150 million, subject to compliance with the terms of the loan agreement. We were in compliance with such covenants at December 31, 1999. A fee of 0.25% is assessed on the unused portion of the facility. Borrowings bear interest at either the prime rate plus 0.5% or at LIBOR plus 1.5%, at our option, with interest due monthly. At December 31, 1999, we had $42.8 million outstanding on the line of credit and $674,000 outstanding on standby letters of credit. At December 31, 1999 we had $31.2 million available borrowings under the line of credit.

    The new credit facility is secured by certain assets of our Company, and the actual amount available is tied to the amount of our working capital base, as defined in the loan agreement. The financing was arranged through Foothill Capital Corporation, which is a member of the Wells Fargo group of companies.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

5. DEBT (CONTINUED)
    In 1998, Musician's Friend maintained an operating line of credit with an aggregate borrowing limit of $16 million for the purchase of inventories. Outstanding borrowings under the operating line of credit at December 31, 1998 were $13,126,000. In the first quarter of 1999, Musician's Friend entered into a new line of credit agreement with Congress Financial Northwest and the entire balance outstanding on the existing line of credit was repaid. In May 1999, the entire outstanding amount of the new line of credit was fully repaid as a part of the merger.

6. SUBORDINATED NOTES PAYABLE TO RELATED PARTIES:

    In 1998, Musician's Friend obtained notes from various related parties to finance the purchase of equipment and to finance operations. Effective March 6, 1998, these balances became subordinated to the bank line of credit. Subordinated notes payable to related parties at December 31, 1998 are included in long-term debt on the accompanying consolidated balance sheet summarized as follows:

Notes payable in monthly installments of principal and
  interest at 9%, maturing on varying dates through
  February 2003, subordinated to any and all other debt,
  unsecured.................................................  $ 5,416
Note payable with interest-only payments at 9% until
  maturity in March 2000, subordinated to any and all other
  debt, unsecured...........................................    2,585
Note payable with interest-only payments at 9% until
  maturity in March 2001, subordinated to any and all other
  debt, unsecured...........................................    5,346
                                                              -------
                                                               13,347
Less current portion........................................     (276)
                                                              -------
Long-term portion...........................................  $13,071
                                                              =======

    Prior to the merger, the subordinated notes and related interest were converted to stock in Musician's Friend.

7. TRANSACTION AND CONVERSION COSTS

    Transaction and store conversion costs totaled $4.7 million during the twelve months ended December 31, 1999. These costs relate to the merger with Musician's Friend during the second quarter of 1999 and principally include financial advisory fees and legal and accounting fees, a severance accrual for a former Musician's Friend executive, and certain costs associated with the conversion of Musician's Friend stores to the Guitar Center format.

8. SEGMENT INFORMATION

    In accordance with the requirements of SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," our reportable business segments are retail (stores) and direct response (catalog and e-commerce). We evaluate segment performance based primarily on revenue and income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle.

    Sales, income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle, and total assets are summarized as follows for the twelve months ended December 31, 1999, 1998 and 1997 (in thousands):

                            RETAIL    DIRECT RESPONSE               RETAIL    DIRECT RESPONSE
                             1999          1999          TOTAL       1998          1998          TOTAL
                           --------   ---------------   --------   --------   ---------------   --------
Sales....................  $536,650       $83,431       $620,081   $411,377       $74,337       $485,714
Income before income
  taxes, extraordinary
  loss and cumulative
  effect of change in
  accounting principle...    22,551        (3,592)        18,959     22,549        (9,291)        13,258
Total assets.............  $241,247       $25,604       $266,851   $190,328       $17,730       $208,058

                                             RETAIL    DIRECT RESPONSE
                                              1997          1997          TOTAL
                                            --------   ---------------   --------
Sales.....................................  $304,128       $63,225       $367,353
Income before income taxes, extraordinary
  loss and cumulative effect of change in
  accounting principle....................    17,549         2,844         20,393
Total assets..............................  $135,467       $25,564       $161,031

9. LEASE COMMITMENTS

    We lease offices, most of our retail store facilities, and one of our distribution centers under various operating leases which expire at varying dates through December 2014. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

    The total minimum rental commitment at December 31, 1999, under operating leases, is as follows:

YEAR ENDED DECEMBER 31                                            AMOUNT
----------------------                                        --------------
                                                              (IN THOUSANDS)
2000........................................................     $12,829
2001........................................................      12,811
2002........................................................      12,525
2003........................................................      12,339
2004........................................................      11,924
Thereafter..................................................     $47,873

    The total rental expense included in the statements of income for the years ended December 31, 1999, 1998 and 1997 is $11,749,000, $7,759,000, and
$4,826,000 respectively.

10. BENEFIT PLAN

    PROFIT SHARING PLAN

    We have a Profit Sharing Plan (the "Plan") which covers substantially all Guitar Center employees who meet a minimum employment requirement. Our Board of Directors can elect to contribute up to 15% of the participants' compensation for any plan year, subject to a maximum of $30,000 per participant.

During the Plan years ended October 31, 1999 and 1998 we declared total contributions of $274,000 and $1,182,000 respectively, which are included in accrued liabilities. In 1999 and 1998, $244,000 and $182,000, respectively, of Plan assets, which had been forfeited by terminated employees, were reallocated to participants.

    401(K) PLAN

    Included in the benefit plan is a 401(k) plan, which is available to substantially all Musician's Friend employees after a minimum employment period. Employees may contribute portions of their wages on a tax-deferred basis to the plan. Employees immediately vest 100% in their own contributions. We made discretionary and matching contributions aggregating $84,000 in 1998 and made no contribution in 1999 to the plan.

11. STOCK OPTION PLANS

    1996 PERFORMANCE STOCK OPTION PLAN

    In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provides for the granting of options to officers and key employees. The options were granted with an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant and generally vest ratably over three years. No further options are available for grant under the 1996 Plan.

    MANAGEMENT STOCK OPTION AGREEMENTS

    In June 1996, we granted options to certain officers to purchase 795,969 shares at an exercise price of $10.89 per share. Under the terms of the option agreements, the conditions for full accelerated vesting occurred during 1997. No additional options are available for grant under this plan.

    1997 EQUITY PARTICIPATION PLAN

    In January 1997, we and our stockholders adopted the 1997 Equity Participation Plan (the "1997 Plan"). Under the 1997 Plan, we may grant options to purchase up to 2,225,000 shares of Common Stock, $.01 par value ("Common Stock"); PROVIDED, HOWEVER, that grants to any one individual may not exceed 150,000 shares of Common Stock in any calendar year. Options granted under the 1997 Plan vest ratably over various terms. As of December 31, 1999, 1,553,278 options had been granted under the 1997 Plan.

    In connection with the merger with Musician's Friend, stock options to purchase 250,505 shares of Common Stock were assumed. The assumed stock options have exercise prices of $19.96 to $21.96 per share, with a weighted average exercise price of $20.31.

    We apply APB Opinion No. 25 in accounting for our plans. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black

Scholes option pricing model, net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

                                                              DECEMBER 31,
                                                 ---------------------------------------
                                                   1999           1998           1997
                                                 ---------      ---------      ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................................   $14,359        $13,958        $18,841
Net income per share (basic)...................   $  0.65        $  0.64        $  0.89
Net income per share (diluted).................   $  0.64        $  0.61        $  0.84
Risk free interest rate........................       6.2%           4.5%           6.2%
Expected lives.................................      10.0           10.0           10.0
Expected volatility............................      82.0%          70.0%          28.0%
Expected dividends.............................        --             --             --

    Stock option activity during the periods indicated is as follows:

                                                     NO. OF     WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    ---------   ----------------
Balance at December 31, 1996......................  1,505,159         10.89
  Granted.........................................    30,000          18.50
  Exercised.......................................    (8,994)         10.89
  Forfeited.......................................    (6,197)         10.89
  Expired.........................................        --             --
                                                    ---------        ------
Balance at December 31, 1997......................  1,519,968         11.04
  Granted.........................................  1,027,959         20.87
  Exercised.......................................   (78,545)         10.89
  Forfeited.......................................   (30,825)         18.89
  Expired.........................................        --             --
                                                    ---------        ------
Balance at December 31, 1998......................  2,438,557         15.09
  Granted.........................................   495,319          17.51
  Exercised.......................................   (19,069)         10.89
  Forfeited.......................................  (123,951)         20.05
  Expired.........................................        --             --
                                                    ---------        ------
Balance at December 31, 1999......................  2,790,856        $15.33
                                                    =========        ======

    At December 31, 1999, the outstanding stock options had an exercise price ranging from $10.89 to $28.56 per share and a remaining contractual life of 8-10 years.

    At December 31, 1999, the number of stock options exercisable was 1,755,630 which had exercise prices ranging from $10.89 to $28.56.

12. INCOME TAXES

    Total income tax (benefit) before the effect of extraordinary item and cumulative effect of a change in accounting principle for the years ended December 31, 1999, 1998 and 1997 consist of:

1999                                                CURRENT    DEFERRED    TOTAL
----                                                --------   --------   --------
Federal...........................................   $  929    $(1,710)   $  (781)
State.............................................      721       (331)       390
                                                     ------    -------    -------
                                                     $1,650    $(2,041)   $  (391)
                                                     ======    =======    =======

1998                                                CURRENT    DEFERRED    TOTAL
----                                                --------   --------   --------
Federal...........................................   $1,637    $(5,432)   $(3,795)
State.............................................      640         --        640
                                                     ------    -------    -------
                                                     $2,277    $(5,432)   $(3,155)
                                                     ======    =======    =======

1997                                                CURRENT    DEFERRED    TOTAL
----                                                --------   --------   --------
Federal...........................................   $  280    $(2,641)   $(2,361)
State.............................................      208       (680)      (472)
                                                     ------    -------    -------
                                                     $  488    $(3,321)   $(2,833)
                                                     ======    =======    =======

    Actual income tax (benefit) for 1999, 1998 and 1997 differs from the statutory tax rate of 35% as applied to earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Expected income tax expense.......................  $ 6,636    $ 4,640    $ 7,137
State income taxes, net of federal tax benefit....      428        605        889
Non deductible items..............................    1,586        552         --
Current use of NOL................................   (1,896)    (1,096)    (4,373)
Change in valuation allowance.....................   (7,145)    (7,856)    (5,000)
Musician's Friend non-taxable income (1997
  Trust)..........................................       --         --     (1,689)
Other.............................................       --         --        203
                                                    -------    -------    -------
Tax expense.......................................  $  (391)   $(3,155)   $(2,833)
                                                    =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Federal net operating loss carryforwards................  $ 9,743    $12,819
  State net operating loss carryforwards..................      324        211
  Deferred compensation...................................      609        935
  Accrued liabilities.....................................    1,318      2,411
  Inventory reserves......................................    2,735      3,479
  Alternative minimum tax carryforward....................      632         --
                                                            -------    -------
Total gross deferred tax assets...........................   15,361     19,855
                                                            -------    -------
Deferred tax liabilities
  Depreciation............................................    2,353      1,513
  Other...................................................      535        766
                                                            -------    -------
Total gross deferred liabilities..........................    2,888      2,279
                                                            -------    -------
Deferred tax assets net of deferred tax liabilities.......   12,473     17,576
                                                            -------    -------
Less valuation allowance..................................       --      7,145
                                                            -------    -------
Net deferred tax assets...................................  $12,473    $10,431
                                                            =======    =======

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully realize the deferred tax asset, we will need to generate future taxable income of approximately $27.8 million prior to the expiration related to the net operating loss carryforwards in 2011.

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

    During 1998, the Internal Revenue Service ("IRS") took the position that the Trust was an association which is taxable as a corporation and not as a trust. Accordingly, the IRS asserted that the Trust was required to file its tax returns and pay income taxes at corporate rates in effect. Alternatively, the IRS contended that the Trust and related beneficiary were formed to avoid federal income taxes which were legally owed by the Trust and the individuals involved. As a result, the IRS issued reports to the Trust claiming taxes due of $4,443,000 for the years 1994-1996, with penalties aggregating $1,286,000 and related interest. No claims relating to 1997 have been quantified to date in the IRS reports. The Musician's Friend business was operated as an S corporation for years prior to 1994. Accordingly, Musician's Friend's taxable income for 1994 and prior years had been attributed to the owners. Effective January 1, 1998, the Trust contributed the Musician's Friend business to a Delaware corporation taxable as a C corporation. By the express terms of the contribution agreement, that corporation did not assume any liability of the Trust or its beneficiaries for prior period taxes.

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

13. ACCRUED EXPENSES

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Wages, salaries and benefits..............................  $ 5,758    $ 4,660
Sales tax payable.........................................    5,701      3,563
Accrued interest..........................................    3,667        567
Other.....................................................    8,320      7,144
                                                            -------    -------
                                                            $23,446    $15,934
                                                            =======    =======

14. PREFERRED STOCK

    REDEEMABLE SENIOR PREFERRED STOCK AND WARRANTS

    In 1997, approximately $23.0 million of the net proceeds from our Offering were used to redeem, at a premium of 3%, all of the outstanding shares of the Senior Preferred Stock. As a result, we incurred a charge to dividends in the first quarter of 1997 of $7.7 million for the difference between the financial statement value of the Senior Preferred Stock and the face amount thereof, plus premium.

    Dividends on the Senior Preferred Stock accrued at a rate of 14%. Such dividends were payable quarterly on each of March 15, June 15, September 15 and December 15, beginning June 15, 1996. The Senior Preferred stock was mandatorily redeemable on June 15, 2008 at a redemption price equal to the aggregate liquidation value plus all accrued and unpaid cash dividends.

    In connection with the issuance of the Senior Preferred Stock the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants were exchangeable for 676,325 shares of Common Stock and expired on June 5, 2006. The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The warrants were exercisable at a price of $0.01 per share. On June 3, 1998, the warrants were exercised and converted into shares of Common Stock on a cashless exercise basis. The effect to our total stockholders' equity was immaterial. The Senior Preferred stock accreted to its redemption value ($20.0 million) using the effective interest method through its mandatory redemption date of June 15, 2008.

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

15. LEGAL

    We are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that, if decided adversely to us, would reasonably be expected to have a material adverse effect on our financial condition or results of operations.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                FISCAL 1999
                                            ----------------------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH     TOTAL
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................................  $135,433   $139,186   $152,523   $192,939   $620,081
Gross profit..............................  $ 35,046   $ 36,846   $ 38,984   $ 52,408   $163,284
Net income (loss).........................  $    575   $   (149)  $  3,393   $ 14,457   $ 18,276
Net income (loss) per share (diluted).....  $   0.03   $  (0.01)  $   0.15   $   0.66   $   0.82

                                                                FISCAL 1998
                                            ----------------------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH     TOTAL
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................................  $107,709   $114,540   $118,009   $145,456   $485,714
Gross profit..............................  $ 28,966   $ 31,405   $ 32,102   $ 39,754   $132,227
Net income................................  $  1,752   $  2,321   $  1,722   $ 10,618   $ 16,413
Net income per share (diluted)............  $   0.08   $   0.10   $   0.08   $   0.47   $   0.72

                                                                     SCHEDULE II

                       GUITAR CENTER, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                             (AMOUNTS IN THOUSANDS)

                                                 BALANCE AT   ADDITIONS    DEDUCTIONS              BALANCE
                                                 BEGINNING    CHARGED TO      FROM                  AT END
                                                  OF YEAR     OPERATIONS   ALLOWANCE     OTHER     OF YEAR
                                                 ----------   ----------   ----------   --------   --------
December 31, 1999
  Allowance for doubtful receivables...........    $3,455           --       $2,312          --     $1,143
  Allowance for obsolescence & damaged goods...    $2,094           --       $   34          --     $2,060

December 31, 1998
  Allowance for doubtful receivables...........    $  631       $2,824           --          --     $3,455
  Allowance for obsolescence & damaged goods...    $  600       $1,494                       --     $2,094