Form 10-Q
period 2000-03-31
GUITAR CENTER INC
filed 2000-05-12
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________________ to__________________


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

As of May 2, 2000, 22,027,845 shares of our Common Stock, $.01 par value, were outstanding.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                                      INDEX




Part I.  Financial Information

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 ........................3

         Consolidated Statements of Income - Three months ended
         March 31, 2000 and 1999....................................................................4

         Consolidated Statements of Cash Flows - Three months ended
         March 31, 2000 and 1999 ...................................................................5

         Notes to Consolidated Financial Statements  ...............................................6

         ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ............................................................8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................11

Part II. Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders..............................12

         Item 5.  Not Applicable

         Item 6.  Exhibits.........................................................................14

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2000                1999
                                                                               ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $      8,514        $      6,773
   Accounts receivable, net                                                          12,388              14,127
   Merchandise inventory, net                                                       169,870             160,571
   Prepaid expenses and deposits                                                      3,643               3,388
   Deferred income tax                                                               11,918              11,918
                                                                               ------------        ------------
Total current assets                                                                206,333             196,777

Property and equipment, net                                                          59,860              58,174
Deferred income tax                                                                     555                 555
Goodwill, net                                                                         4,402               4,448
Other assets                                                                          8,715               6,897
                                                                               ------------        ------------
                                                                               $    279,865        $    266,851
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $     46,210        $     41,133
   Accrued expenses and other current liabilities                                    21,235              23,446
   Merchandise advances                                                               9,050               8,455
   Revolving line of credit                                                          48,158              42,770
   Current portion of long-term debt                                                    447                 437
                                                                               ------------        ------------
Total current liabilities                                                           125,100             116,241

Other long-term liabilities                                                           2,300               2,070
Long-term debt                                                                       68,032              68,221
                                                                               ------------        ------------
Total liabilities                                                                   195,432             186,532

Stockholders' equity
   Preferred Stock; authorized 5,000 shares at
      March 31, 2000 and December 31, 1999,
      none issued and outstanding                                                      --                  --
   Common Stock, $0.01 par value, authorized
      55,000 shares, issued and outstanding
      22,023 at March 31, 2000 and
      December 31, 1999, respectively                                                   221                 221
   Additional paid in capital                                                       244,003             244,003
   Accumulated deficit                                                             (159,791)           (163,905)
                                                                               ------------        ------------
   Total stockholders' equity                                                        84,433              80,319
                                                                               ------------        ------------

                                                                               $    279,865        $    266,851
                                                                               ============        ============

See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                      THREE MONTHS ENDED
                                                                                MARCH 31, 2000    MARCH 31, 1999
                                                                                 ------------      ------------
Net sales                                                                        $    175,846      $    135,433
Cost of goods sold, buying and occupancy                                              130,575           100,387
                                                                                 ------------      ------------
Gross profit                                                                           45,271            35,046

Selling, general and administrative expenses                                           35,697            28,546
                                                                                 ------------      ------------
Operating income                                                                        9,574             6,500

Interest expense, net                                                                   2,931             2,442
Interest expense to related parties                                                      --                 310
                                                                                 ------------      ------------

Income before income taxes and cumulative effect
   of a change in accounting principle                                                  6,643             3,748

Income taxes                                                                            2,529             2,099
                                                                                 ------------      ------------

Income before cumulative effect of a change in
   accounting principle                                                                 4,114             1,649

Cumulative effect of change in accounting principle
   to write-off pre-opening costs, net of tax of $578                                     --             (1,074)
                                                                                 ------------     -------------
Net income                                                                       $      4,114      $        575
                                                                                 ============      ============

Net income per share
     Basic
        Income before cumulative effect of a change
           in accounting principle                                               $       0.19      $       0.07
       Cumulative effect of change in accounting
           principle to write-off pre-opening                                            --               (0.04)
           costs, net of tax
                                                                                 ------------      ------------
              Net income                                                         $       0.19      $       0.03
                                                                                 ============      ============
     Diluted
        Income before cumulative effect of a change
           in accounting principle                                               $       0.19      $       0.07
       Cumulative effect of change in accounting
           principle to write-off pre-opening                                            --               (0.04)
           costs, net of tax
                                                                                  ------------     ------------
              Net income                                                                 0.19              0.03
                                                                                 ============      ============

Weighted average shares outstanding
     Basic                                                                             22,023            22,011
                                                                                 ============      ============
     Diluted                                                                           22,024            22,722
                                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------
                                                                                   2000                1999
                                                                               ------------        ------------
OPERATING ACTIVITIES
Net income                                                                     $      4,114        $        575
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                     2,582               1,937
    Amortization of deferred financing fees                                              97                  60
    Cumulative effect of change in accounting principle to
       write-off pre-opening costs                                                       --               1,652
    Changes in operating assets and liabilities:
       Accounts receivable                                                            1,739              (1,510)
       Merchandise inventory                                                         (9,299)             (4,414)
       Prepaid expenses                                                                (255)              2,779
       Other assets                                                                  (2,011)             (2,964)
       Accounts payable                                                               5,077              (3,727)
       Accrued expenses and other current liabilities                                (2,211)                882
       Other long term liabilities                                                      230                 127
       Merchandise advances                                                             595                 447
                                                                               ------------        ------------
Net cash provided by (used in) operating activities                                     658              (4,156)

INVESTING ACTIVITIES
Purchase of property and equipment                                                   (4,129)             (3,631)

FINANCING ACTIVITIES
Net change in revolving debt facility                                                 5,391               7,874
Proceeds from exercise of stock options                                                  --                 199
Payments under capital lease                                                           (179)                 --
Borrowings under related party debt                                                      --                 270
                                                                               ------------        ------------
Net cash provided by financing activities                                             5,212               8,343

Net increase in cash and cash equivalents                                             1,741                 556
Cash and cash equivalents at beginning of year                                        6,773                 472
                                                                               ------------        ------------

Cash and cash equivalents at end of period                                     $      8,514        $      1,028
                                                                               ============        ============

See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center") as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       Merger

         On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., a Delaware corporation ("Musician's Friend"), pursuant to a merger agreement.

         The merger was accounted for under the pooling of interests method. Accordingly, the financial statements of Guitar Center have been restated for all periods to include the results of Musician's Friend.

         The following reflects net sales and net income (loss) of the previously separate companies for the three month period ended March 31, 1999, which are included in the combined net sales and net income for the quarter ended March 31, 1999:

                                                      Three Months Ended
                                                        March 31, 1999
                                              Guitar Center    Musician's Friend
                                            ------------------------------------
                   Net sales                 $     109,899               25,534
                   Net income (loss)         $       2,825               (2,250)

3.       Segment Information

         In accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable businesses segments are retail (stores) and direct response (catalog and Internet). Management evaluates segment performance based primarily on revenue and income before income taxes.

         Net sales, income before income taxes and cumulative effect of change in accounting principle, and total assets are summarized as follows for the quarters ended March 31, 2000 and March 31, 1999 (in thousands):

                                                        THREE MONTHS ENDED MARCH 31, 2000
                                               Retail            Direct Response             Total
                                          -----------------------------------------------------------------
      Net sales                                 $145,348             $30,498                 $175,846
      Income before income taxes
        and cumulative effect of change
        in accounting principle                    5,502               1,141                    6,643

      Total assets                               255,595              24,270                  279,865


                                                        THREE MONTHS ENDED MARCH 31, 1999
                                               Retail            Direct Response             Total
                                          -----------------------------------------------------------------
      Net sales                                 $118,058             $17,375                 $135,433
      Income (loss) before income taxes
        and cumulative effect of change
        in accounting principle                    5,578             (1,830)                    3,748

      Total assets                               198,914              15,782                  214,696

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 69 retail locations in 35 major markets and four stores in secondary markets as of March 31, 2000, and with the acquisition of Musician's Friend, we operate the largest direct response channel (catalog and Internet) in the musical instruments industry in the United States. From 1995 to 1999, our net sales grew at an annual compound rate of 31.2%, principally due to the comparable store sales growth of our Guitar Center stores averaging 14% per year, the opening of new stores, and a 21% increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We do not expect comparable store sales to continue to increase at historical rates.

         We opened (including stores originally opened under the Musician's Friend brand) thirteen Guitar Center stores in 1999 and, as of March 31, 2000, had opened four additional Guitar Center stores this year. Presently, we expect to open an additional eleven Guitar Center stores during the remainder of 2000, one of which will be the Rockville, Maryland retail location we acquired in April 2000 from Veneman Music. In preparation for these additional stores, we have dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We believe the infrastructure is in place to support our needs for the immediate foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in the transfer of sales from existing stores to new locations.

         As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music products retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to grow our direct response business, particularly opportunities to increase our Internet activities.


         The following table sets forth historical income statement data as a percentage of net sales:

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2000          1999
                                                                  ----------     --------
        Net sales                                                     100.0%       100.0%
        Gross profit                                                    25.7         25.9
        Selling, general, and administrative expenses                   20.3         21.1
                                                                  ----------     --------
        Operating income                                                 5.4          4.8
        Interest expense, net                                            1.7          1.8
        Interest expense to related parties                               --          0.2
                                                                  ----------     --------
        Income before income taxes and cumulative
           effect of a change in accounting principle                    3.7          2.8
        Income taxes                                                     1.4          1.6
                                                                  ----------     --------
        Income before cumulative effect of a
           change in accounting principle                                2.3          1.2
        Cumulative effect of a change in accounting
           principle to write-off pre-opening costs, net of              --           0.8
           tax
                                                                  ----------     --------
        Net income                                                       2.3          0.4
                                                                  ----------     --------

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Net sales increased to $175.8 million for the three months ended March 31, 2000, from $135.4 million for the comparable prior period, a 29.8% increase. Net sales from retail stores totaled $145.3 million, an increase of $27.3 million, or 23.1%. Sales from new stores contributed $29.4 million, or 31.7% of the increase. Comparable store sales increased 8%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory, particularly at former Musician's Friend stores and good store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future. The foregoing guidance is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from the direct response channel totaled $30.5 million, a $13.1 million increase from the first quarter of 1999. Catalog sales for the three months ended March 31, 2000 compared to 1999 increased 46.5% to $22.7 million from $15.5 million and Internet sales increased 311% to $7.8 million from $2.0 million for the same period last year. This is primarily due to the increase in average order size, an increase to $232 compared to $206 in the first quarter of 1999, as a result of the third-party credit card introduced in the third quarter of 1999.

         Gross profit dollars for the three months ended March 31, 2000 compared to 1999 increased 29.2% to $45.3 million from $35.0 million. Gross profit as a percentage of net sales for the three months ended March 31, 2000 was 25.7% and 25.9% for the 1999 period. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.3% compared to 25.8% in the first quarter of 1999. The reduction in gross profit margin is due to increased occupancy costs due to the number of stores less than two years old (33 stores out of 73 stores), and increased freight expense. Selling margin was roughly similar for the two periods. The gross profit margin for the direct response division was 27.7% for the quarter compared to 26.4% in the first quarter of 1999. In the first quarter of 1999, significant markdowns were required to clear excess catalog and Internet inventories.

         Selling, general and administrative expenses for the three months ended March 31, 2000 compared to 1999 increased 25.1% to $35.7 million from $28.5 million. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2000 compared to 1999 decreased to 20.3% from 21.1%. Selling, general and administrative expenses for the retail stores in the first quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 19.9% as a percentage of sales compared to 19.3% in last year's first quarter. The increase is attributable to aggressive marketing programs we implemented and the opening of four stores in the first quarter of 2000 compared to three in the first quarter of 1999. Selling, general and administrative expenses for the direct response division were 22.2% as a percentage of sales in the first quarter compared to 33.1% in the same period last year. This reflects the leveraging of fixed expenses.

         Operating income for the three months ended March 31, 2000 was $9.6 million compared to $6.5 million for the same three months of 1999, an increase of 47.3%. The increase is principally the result of the increase in sales derived from both new and existing stores as well as from our direct response unit. As a percentage of sales, operating income was 5.4% in the three months ended March 31, 2000 and 4.8% in 1999.

         Interest expense, net for the three months ended March 31, 2000 increased to $2.9 million from $2.4 million in the same period of 1999. The increase reflects increased borrowings under our credit facility.

         In the three months ended March 31, 2000, a $2.5 million provision for income taxes was recorded. As the majority of the tax benefits related to the net operating loss carryforward had been recognized as of December 31, 1999, the Company's effective tax rate for the three months ended March 31, 2000 represents the combined federal and state rates expected to be realized for the full year.

         In the first quarter of 1999, a charge to operations of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs as incurred.

         Net income for the three months ended March 31, 2000 was $4.1 million, compared to net income of $0.6 million in the first quarter of 1999, due to increase in sales derived from both new and existing stores as well as from our direct response units and as a result of the effect of the cumulative change in accounting principle as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of March 31, 2000, we had $48.2 million outstanding under the 2000 Credit Facility, excluding $922,000 outstanding on standby letters of credit, and had available borrowings of approximately $31.9 million.

         For the three months ended March 31, 2000, net cash provided by operating activities was $0.7 million. Cash used in investing activities totaled $4.1 million, which principally consisted of capital expenditures under our store expansion program. Cash provided by financing activities totaled $5.2 million, which principally consisted of borrowings under the credit facility.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the three months ended March 31, 2000, we opened four new stores. Each new Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We are also currently evaluating additional capital and strategic requirements related to improving the technology and pursuing new opportunities for the Internet business. Such costs could be significant.

         Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 stores in 1999 and 16 stores in 1998, and currently anticipate opening approximately eleven additional stores in 2000 and approximately 16 to 18 stores in 2001. One of the stores to be opened during 2000 is the Rockville, Maryland retail location we acquired in April 2000 from Veneman Music. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $5.5 million, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $1.0 million.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK-BASED COMPENSATION. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

SEASONALITY

         Our operating results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

INFLATION

         We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements, liquidity requirements and general industry and business conditions applicable to Guitar Center. These forward-looking statements are based largely on our current expectations and are subject to risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating any of these forward-looking statements include changes in external competitive market factors, the effectiveness of our promotion and merchandising strategies, changes in our business strategy or any inability to execute our business strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent us from competing successfully in existing or future markets. We are also dependent on our continuing access to the credit markets to fund our working capital and growth capital requirements. These matters and other business risks to which Guitar Center is subject are discussed in our periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of some of the business risks that we face is contained under the caption "Item 1., Business Risks Related to the Business" on pages 12 through 16 of our 1999 Annual Report on Form 10-K. We do not presently intend to update any of these forward-looking statements.


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

Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on May 2, 2000. At that time there were present, in person or by proxy, 13,799,949 shares of the Company's Common Stock.

(b) At the annual meeting, four items were submitted to a vote of shareholders: (1) the election of directors; (2) the approval of the amendment to the Company's 1997 Equity Participation Plan to increase the number of shares authorized for issuance; (3) the approval of the amendment to the Company's 1997 Equity Participation Plan to allow for non-employee directors' fees to be paid in either cash or options; and (4) the approval of the amendment to the Company's 1997 Equity Participation Plan to allow for options issued under the plan to be repriced.

(c) (1) The results of voting for the election of seven directors at the Annual Meeting were as follows:

                  NOMINEE                   FOR                        WITHHELD

                  Larry Thomas              13,632,649                 167,300
                  Marty Albertson           13,632,649                 167,300
                  Steven Burge              13,631,649                 168,300
                  David Ferguson            13,632,649                 167,300
                  Harvey Kibel              13,631,649                 168,300
                  Peter Starrett            13,631,649                 168,300
                  Jeffrey Walker            13,631,649                 168,300

         (2) The results of voting for the amendment of the Company's 1997 Equity Participation Plan to increase the number of shares that may be issued from 2,225,000 to 2,725,000 shares were as follows:

                  FOR          AGAINST         ABSTAIN        BROKER NON-VOTES
                  ---          -------         -------        ----------------
              11,736,049      2,063,900          0                   0

         (3) The results of voting for the amendment of the Company's 1997 Equity Participation Plan to allow for non-employee directors' fees to be paid in either cash or options to acquire shares of our common stock were as follows:

                  FOR          AGAINST         ABSTAIN        BROKER NON-VOTES
                  ---          -------         -------        ----------------
              13,104,824       694,207           918                 0

         (4) The results of voting for the amendment of the Company's 1997 Equity Participation Plan to allow for options issued under the plan to be repriced at the discretion of a committee of our Board of Directors were as follows:

                  FOR          AGAINST         ABSTAIN        BROKER NON-VOTES
                  ---          -------         -------        ----------------
               9,439,577      4,359,151         1,221                0


Item 6.  EXHIBITS

         (a) Exhibit 10.37. Amendment to 1997 Equity Participation Plan as Approved by Stockholders at the Year 2000 Annual Meeting of Stockholders.

         (b)      Exhibit 27.       Financial Data Schedule.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 2000.

                                      Guitar Center, Inc.

                                      /s/  Bruce L. Ross

                                      Bruce L. Ross, Executive Vice President,
                                      Chief Financial Officer and Secretary

                                     (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

Exhibit Index

EXHIBIT NO.       DESCRIPTION

10.37 Amendment to 1997 Equity Participation Plan as Approved by Stockholders at the Year 2000 Annual Meeting of Stockholders.

27                Financial Data Schedule.