Form 10-Q
period 2000-06-30
GUITAR CENTER INC
filed 2000-08-10
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________


                         Commission File No. 000 - 22207

                               GUITAR CENTER, INC.
         -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                     95-4600862
         -----------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number)

         5155 CLARETON DRIVE
         AGOURA HILLS, CALIFORNIA                     91301
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

As of August 9, 2000, 22,054,517 shares of our Common Stock, $.01 par value, were outstanding.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information
         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 .........................3

         Consolidated Statements of Operations - Three months ended
         June 30, 2000 and 1999.....................................................................4

         Consolidated Statements of Income - Six months ended
         June 30, 2000 and 1999.....................................................................5

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 2000 and 1999 ....................................................................6

         Notes to Consolidated Financial Statements  ...............................................7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ............................................................9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................14



Part II.  Other Information

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits.........................................................................16

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      JUNE 30,                DECEMBER 31,
                                                                        2000                     1999
                                                                 -------------------     --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $        8,146          $         6,773
   Merchandise inventory, net                                            184,061                  160,571
   Accounts receivable, net                                               12,418                   14,127
   Prepaid expenses and deposits                                           4,245                    3,388
   Deferred income taxes                                                  11,918                   11,918
                                                                 ---------------          ---------------
Total current assets                                                     220,788                  196,777

Property and equipment, net                                               61,061                   58,174
Deferred income taxes                                                        555                      555
Goodwill, net                                                              5,422                    4,448
Other assets                                                               9,464                    6,897
                                                                 ---------------          ---------------
                                                                  $      297,290          $       266,851
                                                                 ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $       54,049          $        41,133
   Accrued expenses and other current liabilities                         23,958                   23,446
   Merchandise advances                                                    8,858                    8,455
   Revolving line of credit                                               51,094                   42,770
   Current portion of long-term debt                                         458                      437
                                                                 ---------------          ---------------
Total current liabilities                                                138,417                  116,241

Other long-term liabilities                                                2,430                    2,070
Long-term debt                                                            67,802                   68,221
                                                                 ---------------          ---------------
Total liabilities                                                        208,649                  186,532

Stockholders' equity:
   Preferred stock; authorized 5,000 shares at June 30, 2000 and
      December 31, 1999, none issued and outstanding                           -                        -
   Common stock, $0.01 par value, authorized
      55,000 shares, issued and outstanding
      22,038 at June 30, 2000 and 22,023 at
      December 31, 1999, respectively                                        221                      221
   Additional paid in capital                                            244,161                  244,003
   Accumulated deficit                                                  (155,741)                (163,905)
                                                                 ---------------          ---------------
Total stockholders' equity                                                88,641                   80,319
                                                                 ---------------          ---------------

                                                                  $      297,290          $       266,851
                                                                 ===============          ===============

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                 THREE MONTHS ENDED
                                                                     JUNE 30, 2000                 JUNE 30, 1999
                                                                ------------------------      ------------------------
Net sales                                                        $          178,552            $          139,186
Cost of goods sold, buying and occupancy                                    132,520                       102,340
                                                                ------------------------      ------------------------
Gross profit                                                                 46,032                        36,846

Selling, general and administrative expenses                                 36,464                        30,591
Transaction and conversion costs                                                  -                         3,627
                                                                ------------------------      ------------------------
Operating income                                                              9,568                         2,628

Interest expense, net                                                         3,034                         2,576
Interest expense to related parties                                               -                           201
                                                                ------------------------      ------------------------

Income (loss) before income taxes                                             6,534                          (149)

Income taxes                                                                  2,484                             -
                                                                ------------------------      ------------------------

Net income (loss)                                                $            4,050            $             (149)
                                                                ========================      ========================
Net income (loss) per share
     Basic                                                       $             0.18            $            (0.01)
                                                                ========================      ========================
     Diluted                                                     $             0.18            $            (0.01)
                                                                ========================      ========================

Weighted average shares outstanding
     Basic                                                                   22,031                        22,022
                                                                ========================      ========================
     Diluted                                                                 22,342                        22,375
                                                                ========================      ========================

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                                  SIX MONTHS ENDED
                                                                     JUNE 30, 2000                 JUNE 30, 1999
                                                                ------------------------      ------------------------
Net sales                                                        $          354,398            $          274,624
Cost of goods sold, buying and occupancy                                    263,095                       202,729
                                                                ------------------------      ------------------------
Gross profit                                                                 91,303                        71,895

Selling, general and administrative expenses                                 72,161                        59,141
Transaction and conversion costs                                                  -                         3,627
                                                                ------------------------      ------------------------
Operating income                                                             19,142                         9,127

Interest expense, net                                                         5,965                         5,029
Interest expense to related parties                                               -                           501
                                                                ------------------------      ------------------------

Income before income taxes and cumulative effect
   of a change in accounting principle                                       13,177                         3,597

Income taxes                                                                  5,013                         2,099
                                                                ------------------------      ------------------------

Income before cumulative effect of a change in
   accounting principle                                                       8,164                         1,498

Cumulative effect of change in accounting principle
   to write-off pre-opening costs, net of tax of $578                             -                         1,074
                                                                ------------------------      ------------------------

Net income                                                       $            8,164            $              424
                                                                ========================      ========================

Net income per share
     Basic
        Income before cumulative effect of a change
           in accounting principle                               $             0.37            $             0.07
        Cumulative effect of change in accounting
           principle to write-off pre-opening costs, net
           of tax                                                                 -                          0.05
                                                                ------------------------      ------------------------
              Net income                                         $             0.37            $             0.02
                                                                ========================      ========================
     Diluted
        Income before cumulative effect of a change
           in accounting principle                               $             0.37            $             0.07
        Cumulative effect of change in accounting
           principle to write-off pre-opening costs                               -                          0.05
                                                                ------------------------      ------------------------
              Net income                                         $             0.37            $             0.02
                                                                ========================      ========================

Weighted average shares outstanding
     Basic                                                                   22,027                        22,017
                                                                ========================      ========================
     Diluted                                                                 22,081                        22,573
                                                                ========================      ========================

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                          2000             1999
                                                                      ----------         ----------
OPERATING ACTIVITIES
Net income                                                             $  8,164           $    424
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         5,239              3,726
    Amortization of deferred financing fees                                 199                120
    Cumulative effect of change in accounting principle to
       write-off pre-opening costs                                            -              1,652
    Changes in operating assets and liabilities:
       Accounts receivable                                                1,709             (1,937)
       Merchandise inventories                                          (22,231)           (20,973)
       Prepaid expenses                                                    (857)               334
       Other assets                                                        (627)              (517)
       Accounts payable                                                  12,916             (1,258)
       Accrued expenses and other current liabilities                      (358)            (1,665)
       Other long term liabilities                                          360                167
       Merchandise advances                                                 403                 17
                                                                       --------           --------
Net cash provided by (used in) operating activities                       4,917            (19,910)

INVESTING ACTIVITIES
Purchase of property and equipment                                       (7,784)            (8,868)
Investment in non-consolidated entity                                    (2,388)                 -
Purchase of Veneman Music, net of cash acquired                          (1,456)                 -
                                                                       --------           --------
Net cash used in investing activities                                   (11,628)            (8,868)

FINANCING ACTIVITIES
Net change in revolving debt facility                                     8,324             28,978
Proceeds from exercise of stock options                                     158                208
Payments under capital lease                                               (398)                -
                                                                       --------           --------
Net cash provided by financing activities                                 8,084             29,186

Net increase in cash and cash equivalents                                 1,373                408
Cash and cash equivalents at beginning of year                            6,773                472
                                                                       --------           --------

Cash and cash equivalents at end of period                             $  8,146           $    880
                                                                       ========           ========

NON-CASH ACTIVITIES
Contribution of land and building                                             -              1,750
Borrowings under capital lease                                                -                890
Related party debt converted to common stock                                  -             13,870
Guitar Center purchased all of the assets of Veneman Music
   Company.  In conjunction with the acquisition, liabilities were assumed or liquidated as follows:
     Fair value of assets acquired                                        2,326                  -
     Cash paid                                                           (1,456)                 -
                                                                       --------
     Liabilities assumed                                                    870                  -
                                                                       ========

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center"), as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       Merger

         On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., a Delaware corporation ("Musician's Friend"), pursuant to a merger agreement. The merger was accounted for under the pooling of interests method. Accordingly, the financial statements of Guitar Center have been restated for all periods to include the results of Musician's Friend.

         In May 2000, we acquired Veneman Music Company, Inc., a musical instrument retailer based in Rockville, Maryland. The acquisition was accounted for using the purchase method and we will amortize the resulting goodwill over twenty years. All of the debt and other liabilities of Veneman's were either repaid or assumed by us in connection with the closing.

3.       Segment Information

         In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable business segments are retail (stores) and direct response (catalog and Internet). Management evaluates segment performance based primarily on revenue and income before income taxes.

         Net sales, income before income taxes and cumulative effect of a change in accounting principle, and total assets are summarized as follows for the quarterly and six month ended June 30, 2000 and June 30, 1999
         (in thousands):


                                         Three Months Ended                                 Six Months Ended
                                            June 30, 2000                                     June 30, 2000
                                            -------------                                     -------------

                              Retail        Direct Response      Total          Retail       Direct Response      Total
                          -----------------------------------------------------------------------------------------------
Sales                     $   149,579          $ 28,973        $ 178,552     $ 294,926          $ 59,472       $354,398
Income before income
   taxes and cumulative
   effect of change in
   accounting principle         5,182             1,352            6,534        10,683             2,494         13,177
Total Assets                  273,130            24,160          297,290       273,130            24,160        297,290


                                      Three Months Ended                                Six Months Ended
                                         June 30, 1999                                   June 30, 1999
                                         -------------                                   -------------

                            Retail        Direct Response      Total          Retail       Direct Response     Total
                          ---------------------------------------------------------------------------------------------
Sales                     $   122,431         16,755          139,186      $  240,494          34,130         274,624
Income (loss) before
   income taxes and
   cumulative effect of
   change in accounting         1,874         (2,023)            (149)          7,449          (3,852)          3,597
   principle
Total Assets                  219,598         17,971          237,569         219,598          17,971         237,569



4.       Change in Accounting for Store Pre-Opening Costs

         Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires all store pre-opening costs to be expensed as incurred. As a result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle, of $1,074,000 (net of taxes of $578,000), in the Statement of Operations for the period ending June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 74 retail locations in 37 major markets and four stores in secondary markets as of June 30, 2000. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. From 1995 to 1999, our net sales grew at an annual compound rate of 31.2%, principally due to the comparable store sales growth of our Guitar Center stores averaging 14% per year, the opening of new stores, and a 21% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We do not expect comparable store sales to continue to increase at historical rates.

         We opened (including stores originally opened under Musician's Friend brand) thirteen Guitar Center stores in 1999 and, as of June 30, 2000, had opened nine additional Guitar Center stores this year, of which one was acquired from Veneman Music in May 2000. Presently, we expect to open an additional five large format Guitar Center stores during the remainder of 2000 and up to two smaller format Guitar Center stores in secondary markets. In preparation for these additional stores, we have dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We believe the infrastructure is in place to support our needs for the immediate foreseeable future, including our present expansion plans. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations, thereby adversely affecting comparable store sales statistics.

         As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We also expect competition to continue to increase over time as other music products retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to grow our direct response business, particularly opportunities to increase our Internet activities. We expect to continue to make significant investments in the e-commerce and related business activities of Guitar Center and Musician's Friend.

         The following table sets forth historical income statement data as a percentage of net sales:

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                               2000           1999            2000              1999
                                                          ------------   ------------    ------------     -------------
Net sales                                                      100.0%          100.0%           100.0%          100.0%
Gross profit                                                    25.8            26.5             25.8            26.2
Selling, general, and administrative expenses                   20.4            22.0             20.4            21.6
Transaction & conversion costs                                    --             2.6               --             1.3
                                                             --------       --------         --------        --------
Operating income                                                 5.4             1.9              5.4             3.3
Interest expense, net                                            1.7             1.9              1.7             1.8
Interest expense to related parties                               --             0.1               --             0.2
Income (loss) before income taxes and cumulative
   effect of a change in accounting principle                    3.7            (0.1)             3.7             1.3
Income taxes                                                     1.4          --                  1.4             0.8
                                                             --------       --------         --------        --------
Income (loss) before cumulative effect of a
   change in accounting principle                                2.3            (0.1)             2.3             0.6
Cumulative effect of a change in accounting
   principle to write-off pre-opening costs, net of tax           --              --               --             0.4
                                                             --------       --------         --------        --------
Net income (loss)                                                2.3            (0.1)             2.3             0.2
                                                             --------       --------         --------        --------

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

         Net sales increased to $178.6 million for the three months ended June 30, 2000, from $139.2 million for the comparable prior period, a 28.3% increase. Net sales from retail stores totaled $149.6 million, an increase of $27.1 million, or 22.2%. Sales from new stores contributed $18.5 million, or 68% of the increase. Comparable store sales increased 7%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory, particularly at former Musician's Friend stores and good store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements; Business Risks." Net sales from the direct response channel totaled $29.0 million, a $12.2 million increase from the second quarter of 1999. Catalog sales for the three months ended June 30, 2000 compared to 1999 increased 45.8% to $20.0 million from $13.7 million and Internet sales increased 197% to $9.0 million from $3.1 for the same period last year. Direct response results reflects the increase in average order size, an increase to $256 compared to $217 in the second quarter of 1999, as a result of the third-party credit card introduced in the third quarter of 1999 and the impact of the Net Perceptions selling software installed in first quarter of this year. Revenues in the 1999 period also reflect inventory shortages prior to the acquisition by Guitar Center.

         Gross profit dollars for the three months ended June 30, 2000 compared to 1999 increased 24.9% to $46.0 million from $36.8 million. Gross profit as a percentage of net sales for the three months ended June 30, 2000 compared to 1999 decreased to 25.8% from 26.5%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.1% compared to 26.0% in the second quarter of 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of stores less than two years old (36 stores out of 78 stores), increased freight expense and higher shrink losses. The gross profit margin for the direct response division was 29.1% for the quarter compared to 30.1% in the second quarter of 1999, primarily due to aggressive marketing programs.

         Selling, general and administrative expenses for the three months ended June 30, 2000 compared to 1999 increased 19.2% to $36.5 million from $30.6 million. Selling, general and administrative expenses for the three months ended June 30, 2000 compared to 1999 decreased to 20.4%, as a percentage of sales, from 22.0%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.0% as a percentage of sales compared to 20.7% in last year's second quarter. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 22.4% as a percentage of sales in the second quarter compared to 31.6% in the same period last year. The improvement largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 73% increase in sales compared to 1999.

         Transaction and store conversion costs totaled $3.6 million, or 2.6% of sales, during the three months ended June 30, 1999 with no comparable cost recognized in 2000. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million) and a severance accrual for a former Musician's Friend executive ($0.8 million).

         Operating income for the three months ended June 30, 2000 was $9.6 million compared to $2.6 million for the same three months of 1999, an increase of 264%. The increase is principally due to increase in the operating income from the direct response unit and the absence of transaction expenses compared to the prior period. As a percentage of sales, operating income was 5.4% and 1.9% in the three months ended June 30, 2000 and 1999, respectively.

         Interest expense, net for the three months ended June 30, 2000 increased to $3.0 million from $2.8 million in the same period of 1999. The increase reflects increased borrowings under our credit facility.

         In the three months ended June 30, 2000, a $2.5 million provision for income taxes was recorded. As the majority of the tax benefit related to the net operating loss carryforward had been recognized as of December 31, 1999, our effective tax rate for the three months ended June 30, 2000 represents the combined federal and state rates expected to be realized for the full year. In the quarter ended June 30, 1999, no provision for income taxes was recorded due to the loss for the period.

         Net income for the three months ended June 30, 2000 was $4.1 million compared to net loss of $149,000 in the second quarter of 1999, principally as a result of the improvement of results of operations of our direct response unit and of the effect of the transaction and conversion costs as discussed above.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

         Net sales increased to $354.4 million for the six months ended June 30, 2000, from $274.6 million for the comparable prior period, a 29.1% increase. Net sales from retail stores totaled $294.9 million, an increase of $54.4 million, or 22.6%. Sales from new stores contributed $36.3 million, or 67% of the increase. Comparable store sales increased 8%. Net sales from the direct response channel totaled $59.5 million, a $25.3 million increase from the six months ended June 30, 1999.

         Gross profit dollars for the six months ended June 30, 2000 compared to 1999 increased 27.0% to $91.3 million from $71.9 million. Gross profit as a percentage of net sales for the six months ended June 30, 2000 compared to 1999 decreased to 25.8% from 26.2%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.2% compared to 25.9% in the six months ended June 30, 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of stores less than two years old (36 stores out of 78 stores), increased freight expense and higher shrink losses. The gross profit margin for the direct response division was 28.4% for the six months ended June 30, 2000 compared to 28.2% in the six months ended June 30, 1999.

         Selling, general and administrative expenses for the six months ended June 30, 2000 compared to 1999 increased 22.0% to $72.2 million from $59.1 million. Selling, general and administrative expenses, for the six months ended June 30, 2000 compared to 1999 decreased to 20.4%, as a percentage of sales, from 21.5%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.0% as a percentage of sales in the six months ended June 30, 2000 and 1999. Selling, general and administrative expenses for the direct response division were 22.3% in the six months ended June 30, 2000 compared to 32.4% in the same period last year. The improvement largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 74% increase in sales for the six months ended June 30, 2000 compared to the same period last year.

         Transaction and store conversion costs totaled $3.6 million, or 1.3% of sales during the six months ended June 30, 1999 with no comparable cost recognized in 2000. These costs relate to the acquisition of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million), and a severance accrual for a former Musician's Friend executive ($0.8 million).

         Operating income for the six months ended June 30, 2000 was $19.1 million compared to $9.1 million for the same six months of 1999. The increase is principally due to increase in the operating income from the direct response unit and the absence of transaction expenses compared to the prior period. As a percentage of sales, operating income was 5.4% and 3.3% in the six months ended June 30, 2000 and 1999, respectively.

         Interest expense, net for the six months ended June 30, 2000 increased to $6.0 million from $5.5 million in the same period of 1999. The increase reflects increased borrowings under our credit facility.

         In the six months ended June 30, 2000, a $5.0 million provision for income taxes was recorded. As the majority of the tax benefit related to the net operating loss carryforward had been recognized as of December 31, 1999, our effective tax rate for the six months ended June 30, 2000 represents the combined federal and state rates expected to be realized for the full year.

         In the first quarter of 1999, a charge to operation of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs as incurred.

         Net income for the six months ended June 30, 2000 was $8.2 million, compared to $0.4 million in the same period of 1999. The increase was principally to an increase in operating income from the direct response unit, the absence of transaction expenses compared to the prior period, and the effect of the cumulative change in accounting principle as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions and investments. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of June 30, 2000, we had $51.1 million outstanding under our credit facility excluding $756,000 outstanding on standby letters of credit, and had available borrowings of approximately $34.1 million.

         For the six months ended June 30, 2000, cash provided by operating activities was $4.9 million. Cash used in investing activities totaled $11.6 million. Cash provided by financing activities totaled $8.1 million, which principally consisted of borrowings under the credit facility.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30, 2000, we opened nine new stores, of which one was acquired from Veneman Music Company in the second quarter of 2000. Each new large format Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We are also currently evaluating additional capital and strategic requirements related to improving the fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. Such costs could be significant.

         Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 stores in 1999 and 16 stores in 1998, and currently anticipate opening approximately five additional stores in 2000 and approximately 18 to 20 stores in 2001. Some of these stores will be smaller format units designed for secondary markets. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $5.5 million, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $1.0 million.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK-BASED COMPENSATION. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15,1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on our financial statements.

SEASONALITY

         Our operating results are not highly seasonal, although, as with most retailers, sales in the fourth quarter are typically higher than any other quarter.

INFLATION

         We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth plans, sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to Guitar Center. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales trends and new store openings. These forward-looking statements are based largely on our current expectations and are subject to risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating any of these forward-looking statements include changes in external competitive market factors, the effectiveness of our promotion and merchandising strategies, changes in our business strategy or any inability to execute our business strategy due to unanticipated changes in the music products industry, retail sales trends or the economy in general, the emergence of new or growing specialty retailers of music products and various competitive factors that may prevent us from competing successfully in existing or future markets. These matters and other business risks to which Guitar Center is subject are discussed in our periodic reports and registration statements filed from time to time with the Securities and Exchange Commission. In particular, a discussion of some of the business risks that we face is contained under the caption "Item 1., Risks Related to the Business" on pages 13 through 16 of our 1999 Annual Report on Form 10-K. Stockholders are urged to review these factors carefully. Copies of the Report are available from our investor relations staff or by accessing the database maintained by the Securities and Exchange Commission at www.sec.gov. We do not presently intend to update any of these forward looking statements.

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

Part II. OTHER INFORMATION

Item 6.  Exhibits

         Exhibit 27        Financial Data Schedule

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2000.

                                  Guitar Center, Inc.

                                  /s/  Bruce L. Ross
                                  -----------------------------------------
                                  Bruce L. Ross, Executive Vice President,
                                  Chief Financial Officer and Secretary

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

Exhibit Index


Exhibit No.       Description
-----------       ------------
27                Financial Data Schedule.
