Form 10-Q
period 2000-09-30
GUITAR CENTER INC
filed 2000-11-13
CIK 1021113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

As of November 10, 2000, 22,081,589 shares of our Common Stock, $.01 par value, were outstanding.

                      GUITAR CENTER, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 ....................3

         Consolidated Statements of Income - Three months ended
         September 30, 2000 and 1999................................................................4

         Consolidated Statements of Income - Nine months ended
         September 30, 2000 and 1999................................................................5

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 2000 and 1999 ...............................................................6

         Notes to Consolidated Financial Statements  ...............................................7

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ............................................................9

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

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits.........................................................................16

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        2000                     1999
                                                                 -------------------     --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $       11,918          $         6,773
   Merchandise inventory, net                                            192,657                  160,571
   Accounts receivable, net                                               15,710                   14,127
   Prepaid expenses and deposits                                           4,544                    3,388
   Deferred income taxes                                                  11,918                   11,918
                                                                      --------------          ---------------
Total current assets                                                     236,747                  196,777

Property and equipment, net                                               62,765                   58,174
Deferred income taxes                                                        555                      555
Goodwill, net                                                              5,164                    4,448
Other assets                                                               9,934                    6,897
                                                                      --------------          ---------------
                                                                  $      315,165          $       266,851
                                                                      ==============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $       60,724          $        41,133
   Accrued expenses and other current liabilities                         26,210                   23,446
   Merchandise advances                                                    8,629                    8,455
   Revolving line of credit                                               55,756                   42,770
   Current portion of long-term debt                                         495                      437
                                                                      --------------          ---------------
Total current liabilities                                                151,814                  116,241

Other long-term liabilities                                                2,622                    2,070
Long-term debt                                                            67,612                   68,221
                                                                      --------------          ---------------
Total liabilities                                                         222,048                 186,532

Stockholders' equity:
   Preferred stock; authorized 5,000 shares at
      September 30, 2000 and December 31, 1999,
      none issued and outstanding
   Common stock, $0.01 par value, authorized
      55,000 shares, issued and outstanding
      22,076 at September 30, 2000 and 22,023 at
      December 31, 1999, respectively                                        221                      221
   Additional paid in capital                                            244,362                  244,003
   Accumulated deficit                                                  (151,466)                (163,905)
                                                                      --------------          ---------------
Total stockholders' equity                                                 93,117                  80,319
                                                                      --------------          ---------------
                                                                  $      315,165          $       266,851
                                                                      ==============          ===============

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                                    THREE MONTHS ENDED
                                                                     SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                                     -------------------           -------------------
Net sales                                                        $          191,001            $          152,523
Cost of goods sold, buying and occupancy                                    142,811                       113,539
                                                                     -------------------           -------------------
Gross profit                                                                 48,190                        38,984

Selling, general and administrative expenses                                 38,076                        32,200
Transaction and conversion costs                                                  -                           543
                                                                     -------------------           -------------------
Operating income                                                             10,114                         6,241

Interest expense, net                                                         3,225                         2,848
                                                                     -------------------           -------------------

Income before income taxes                                                    6,889                         3,393

Income taxes                                                                  2,614                             -
                                                                     -------------------           -------------------

Net income                                                       $            4,275            $            3,393
                                                                     ===================           ===================

Net income per share
     Basic                                                       $             0.19            $             0.15
                                                                     ===================           ===================
     Diluted                                                     $             0.19            $             0.15
                                                                     ===================           ===================

Weighted average shares outstanding
     Basic                                                                   22,055                        22,072
                                                                     ===================           ===================
     Diluted                                                                 22,544                        22,072
                                                                     ===================           ===================

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                                     -------------------           -------------------
Net sales                                                        $          545,399            $          427,140
Cost of goods sold, buying and occupancy                                    405,906                       316,080
                                                                     -------------------           -------------------
Gross profit                                                                139,493                       111,060

Selling, general and administrative expenses                                110,237                        91,522
Transaction and conversion costs                                                  -                         4,170
                                                                     -------------------           -------------------
Operating income                                                             29,256                        15,368

Interest expense, net                                                         9,190                         7,877
Interest expense to related parties                                               -                           501
                                                                     -------------------           -------------------

Income before income taxes and cumulative effect
   of a change in accounting principle                                       20,066                         6,990

Income taxes                                                                  7,627                         2,099
                                                                     -------------------           -------------------

Income before cumulative effect of a change in
   accounting principle                                                      12,439                         4,891

Cumulative effect of change in accounting principle
   to write-off pre-opening costs, net of tax of                                  -                         1,074
   $578
                                                                     -------------------           -------------------

Net income                                                       $           12,439            $            3,817
                                                                     ===================           ===================

Net income per share
     Basic
        Income before cumulative effect of a change
           in accounting principle                               $             0.56            $             0.22
       Cumulative effect of change in accounting
           principle to write-off pre-opening
           costs, net of tax                                                      -                         (0.05)
                                                                     -------------------           -------------------
              Net income                                         $             0.56            $             0.17
                                                                     ===================           ===================
     Diluted
        Income before cumulative effect of a change
           in accounting principle                               $             0.56            $             0.22
       Cumulative effect of change in accounting
           principle to write-off pre-opening costs
                                                                                  -                         (0.05)
                                                                     -------------------           -------------------
              Net income                                         $             0.56            $             0.17
                                                                     ===================           ===================

Weighted average shares outstanding
     Basic                                                                   22,037                        22,069
                                                                     ===================           ===================
     Diluted                                                                 22,237                        22,462
                                                                     ===================           ===================

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2000                       1999
                                                                    ----------------          ----------------
OPERATING ACTIVITIES
Net income                                                      $         12,439          $          3,817
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          8,080                     5,866
    Amortization of deferred financing fees                                  303                       180
    Cumulative effect of change in accounting principle to
       write-off pre-opening costs                                             -                     1,652
    Changes in operating assets and liabilities:
       Accounts receivable                                                (1,583)                   (1,115)
       Merchandise inventories                                           (30,827)                  (20,812)
       Prepaid expenses                                                   (1,156)                     (354)
       Other assets                                                         (769)                   (1,696)
       Accounts payable                                                   19,591                    (5,834)
       Accrued expenses and other current liabilities                      2,415                     1,418
       Other long term liabilities                                           552                       306
       Merchandise advances                                                  174                      (641)
                                                                    ----------------          ----------------
Net cash provided by (used in) operating activities                        9,219                   (17,213)

INVESTING ACTIVITIES
Purchase of property and equipment                                       (12,081)                  (13,681)
Investment in non-consolidated entity                                     (3,000)                        -
Purchase of Veneman Music, net of cash acquired                           (1,787)                        -
                                                                    ----------------          ----------------
Net cash used in investing activities                                    (16,868)                  (13,681)

FINANCING ACTIVITIES
Net change in revolving debt facility                                     12,986                    30,664
Proceeds from exercise of stock options                                      359                       208
Payments under capital lease                                                (551)                      (50)
                                                                    ----------------          ----------------
Net cash provided by financing activities                                 12,794                    30,822

Net increase in cash and cash equivalents                                  5,145                       (72)
Cash and cash equivalents at beginning of year                             6,773                       472
                                                                    ----------------          ----------------

Cash and cash equivalents at end of period                      $         11,918          $            400
                                                                    ================          ================

NON-CASH ACTIVITIES
Contribution of land and building                                                                    1,750
Borrowings under capital lease                                                                         890
Related party debt converted to common stock                                                        13,870
Guitar Center purchased all of the assets of Veneman Music
   Company. In conjunction with the acquisition, liabilities
   were assumed or liquidated as follows:
     Fair value of assets acquired                                         2,391
     Cash paid                                                            (1,787)
                                                                    ----------------
     Liabilities assumed                                                    604
                                                                    ================

          See accompanying notes to consolidated financial statements.

                      GUITAR CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center"), as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         Net sales, income before income taxes and cumulative effect of a change in accounting principle, and total assets are summarized as follows for the quarterly and nine month periods ended September 30, 2000 and September 30, 1999 (in thousands):

                                     THREE MONTHS ENDED                                NINE MONTHS ENDED
                                     SEPTEMBER 30, 2000                                SEPTEMBER 30, 2000
                                     ------------------                                ------------------

                            RETAIL        DIRECT RESPONSE     TOTAL            RETAIL      DIRECT RESPONSE      TOTAL
                       ------------------------------------------------    ------------------------------------------------
Sales                   $     159,862          $ 31,139      $ 191,001     $   454,788          $ 90,611       $545,399
Income before income
   taxes and cumulative
   effect of change in
   accounting principle         5,510             1,379          6,889          16,195             3,871         20,066
Total Assets                  288,125            27,040        315,165         288,125            27,040        315,165

                                     THREE MONTHS ENDED                               NINE MONTHS ENDED
                                     SEPTEMBER 30, 1999                               SEPTEMBER 30, 1999
                                     ------------------                               ------------------

                            RETAIL        DIRECT RESPONSE     TOTAL            RETAIL      DIRECT RESPONSE     TOTAL
                       ------------------------------------------------    ---------------------------------------------
Sales                   $     132,590            19,933        152,523     $   373,082            54,058     427,140
Income (loss) before
   income taxes and
   cumulative effect of
   change in accounting
    principle                   4,028             (635)          3,393          11,434           (4,444)       6,990
Total Assets                  220,810            19,776        240,586         220,810           19,776      240,586


4.       Change in Accounting for Store Pre-Opening Costs

         Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires all store pre-opening costs to be expensed as incurred. As a result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle, of $1,074,000 (net of taxes of $578,000), in the Statement of Operations for the period ending September 30, 1999.

5.       Investment in Non-Consolidated Entity

         During 2000, we have invested through a wholly owned subsidiary, Musician's Choice, Inc. approximately $3.0 million in a non-consolidated entity, Musician.com Internet Network, Inc. ("Musician.com"). As of September 30, 2000, we owned approximately 14.2% of the voting common stock of Musician.com. As of that date we also owned additional shares of non-voting common stock and non-voting preferred stock with a liquidation preference of $2.7 million. Musician.com operates community based musician websites offering a wide range of services to empower amateur and professional musicians.

         We will account for this investment under the cost method and recognize permanent impairments in value, if any, periodically.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operated 76 retail locations in 39 major markets and four stores in secondary markets as of September 30, 2000. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. From 1995 to 1999, our net sales grew at an annual compound rate of 31.2%, principally due to the comparable store sales growth of our Guitar Center stores averaging 14% per year, the opening of new stores, and a 21% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. As indicated below, we do not expect comparable store sales to continue to increase at historical rates.

         We opened (including stores originally opened under Musician's Friend brand) thirteen Guitar Center stores in 1999 and, as of September 30, 2000, had opened eleven additional Guitar Center stores this year, of which one was acquired from Veneman Music in May 2000. Presently, we expect to open two additional large format Guitar Center stores during the remainder of 2000 and one smaller format Guitar Center store in a secondary market. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations, thereby adversely affecting comparable store sales statistics.

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

         The following table sets forth historical income statement data as a percentage of net sales:

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                              2000           1999            2000              1999
                                                           ------------   ------------    ------------     -------------
Net sales                                                       100.0%        100.0%           100.0%           100.0%
Gross profit                                                     25.2          25.6             25.6             26.0
Selling, general, and administrative expenses                    19.9          21.1             20.2             21.4
Transaction and conversion costs                                   -            0.4               -               1.0
                                                           ------------   ------------    ------------     -------------
Operating income                                                  5.3           4.1              5.4              3.6
Interest expense, net                                             1.7           1.9              1.7              1.8
Interest expense to related parties                                -             -                -               0.1
Income before income taxes and cumulative
   effect of a change in accounting principle                     3.6           2.2              3.7              1.6
Income taxes                                                      1.4            -               1.4              0.5
                                                           ------------   ------------    ------------     -------------
Income before cumulative effect of a
   change in accounting principle                                 2.2           2.2              2.3              1.1
Cumulative effect of a change in accounting
   principle to write-off pre-opening costs, net of tax            -             -                -               0.2
                                                           ------------   ------------    ------------     -------------
Net income                                                        2.2           2.2              2.3              0.9
                                                           ------------   ------------    ------------     -------------

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Net sales increased to $191.0 million for the three months ended September 30, 2000, from $152.5 million for the comparable prior period, a 25.2% increase. Net sales from retail stores totaled $159.9 million, an increase of $27.3 million, or 20.6%. Sales from new stores contributed $19.0 million, or 70% of the increase. Comparable store sales increased 6%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory and good store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements; Business Risks." Net sales from the direct response channel totaled $31.1 million, an $11.2 million increase from the third quarter of 1999. Catalog sales for the three months ended September 30, 2000 compared to 1999 increased 24.7% to $19.6 million from $15.7 million and Internet sales increased 174% to $11.5 million from $4.2 for the same period last year. Direct response results reflect the increase in average order size, an increase to $239 this year compared to $201 in the third quarter of 1999, sales facilitated by the third-party credit card introduced in the third quarter of 1999, and the impact of the Net Perceptions selling software installed in first quarter of this year. Revenues in the 1999 period also reflect inventory shortages prior to the acquisition of Musician's Friend by Guitar Center on May 28, 1999.

         Although we are not as affected by lower consumer spending as most other retailers, we have experienced some impact during the third quarter of 2000. We plan to continue to address current economic conditions through promotional activities in our retail stores, catalog and at musiciansfriend.com. The level of promotional activity affects retail selling prices (gross margin) and advertising and other media costs (selling, general and administrative expenses).

         Gross profit dollars for the three months ended September 30, 2000 compared to 1999 increased 23.6% to $48.2 million from $39.0 million. Gross profit as a percentage of net sales for the three months ended September 30, 2000 compared to 1999 decreased to 25.2% from 25.6%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 24.6% compared to 25.3% in the third quarter of 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of stores less than two years old (33 stores out of 80 stores), increased freight expense as a result of opening new stores further from some of our key vendors and higher shrink losses. The gross profit margin for the direct response division was 28.7% for the quarter compared to 27.6% in the third quarter of 1999. The increase is principally due to improved selling margin.

         Selling, general and administrative expenses for the three months ended September 30, 2000 compared to 1999 increased 18.3% to $38.1 million from $32.2 million. Selling, general and administrative expenses for the three months ended September 30, 2000 compared to 1999 decreased to 19.9%, as a percentage of sales, from 21.1%. Selling, general and administrative expenses for the retail stores in the third quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 19.4% as a percentage of sales compared to 20.1% in last year's third quarter. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 22.6% as a percentage of sales in the third quarter compared to 28.1% in the same period last year. The improvement largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 56.2% increase in sales compared to 1999.

         Transaction and store conversion costs totaled $0.5 million, or 0.4% of sales, during the three months ended September 30, 1999. These costs relate to the merger of Musician's Friend during the second quarter of 1999 and principally include costs associated with the conversion of Musician's Friend stores to Guitar Center stores. No similar costs were incurred in 2000.

         Operating income for the three months ended September 30, 2000 was $10.1 million compared to $6.2 million for the same three months of 1999, an increase of 62.1%. The increase is principally due to the increase in the operating income from the direct response unit and the absence of transaction expenses compared to the prior period. As a percentage of sales, operating income was 5.3% and 4.1% in the three months ended September 30, 2000 and 1999, respectively.

         Interest expense, net for the three months ended September 30, 2000 increased to $3.2 million from $2.8 million in the same period of 1999. The increase reflects increased borrowings under our credit facility.

         In the three months ended September 30, 2000, a $2.6 million provision for income taxes was recorded. As the majority of the tax benefit related to the net operating loss carryforward had been recognized as of December 31, 1999, our effective tax rate for the three months ended September 30, 2000 represents the combined federal and state rates expected to be realized for the full year.

         Net income for the three months ended September 30, 2000 was $4.3 million compared to $3.4 million in the third quarter of 1999, principally as a result of the improvement of results of operations of our direct response unit, the recording of a full tax accrual in 2000, and of the effect of the transaction and conversion costs on the prior year as discussed above.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Net sales increased to $545.4 million for the nine months ended September 30, 2000, from $427.1 million for the comparable prior period, a 27.7% increase. Net sales from retail stores totaled $454.8 million, an increase of $81.7 million, or 21.9%. Sales from new stores contributed $55.4 million, or 68% of the increase. Comparable store sales increased 7%. Net sales from the direct response channel totaled $90.6 million, a $36.6 million increase from the nine months ended September 30, 1999.

         Gross profit dollars for the nine months ended September 30, 2000 compared to 1999 increased 25.6% to $139.5 million from $111.1 million. Gross profit as a percentage of net sales for the nine months ended September 30, 2000 compared to 1999 decreased to 25.6% from 26.0%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.0% compared to 25.7% in the nine months ended September 30, 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of stores less than two years old (33 stores out of 80 stores), increased freight expense as a result of opening new stores further from some of our key vendors and higher shrink losses. The gross profit margin for the direct response division was 28.5% for the nine months ended September 30, 2000 compared to 28.4% in the nine months ended September 30, 1999.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 compared to 1999 increased 20.5% to $110.2 million from $91.5 million. Selling, general and administrative expenses, for the nine months ended September 30, 2000 compared to 1999 decreased to 20.2%, as a percentage of sales, from 21.4%. Selling, general and administrative expenses for the retail stores in the nine months ended September 30, 2000, inclusive of pre-opening costs and corporate general and administrative expenses, was 19.8% as a percentage of sales compared to 20.0% in the same period last year. Selling, general and administrative expenses for the direct response division were 22.4% in the nine months ended September 30, 2000 compared to 31.1% in the same period last year. The improvement for the direct response division largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 68% increase in sales for the nine months ended September 30, 2000 compared to the same period last year.

         Transaction and store conversion costs totaled $4.2 million, or 1.0% of sales during the nine months ended September 30, 1999. These costs relate to the merger of Musician's Friend during the second quarter of 1999 and principally include financial advisory fees, legal and accounting fees, and severance costs for a Musician's Friend executive. No similar costs were incurred in 2000.

         Operating income for the nine months ended September 30, 2000 was $29.3 million compared to $15.4 million for the same nine months of 1999. The increase is principally due to increase in the operating income from the direct response unit and the absence of transaction expenses compared to the prior period.

As a percentage of sales, operating income was 5.4% and 3.6% in the nine months ended September 30, 2000 and 1999, respectively.

         Interest expense, net for the nine months ended September 30, 2000 increased to $9.2 million from $8.4 million in the same period of 1999. The increase reflects increased borrowings under our credit facility.

         In the nine months ended September 30, 2000, a $7.6 million provision for income taxes was recorded. As the majority of the tax benefit related to the net operating loss carryforward had been recognized as of December 31, 1999, our effective tax rate for the nine months ended September 30, 2000 represents the combined federal and state rates expected to be realized for the full year.

         In the first quarter of 1999, a charge to operations of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs as incurred.

         Net income for the nine months ended September 30, 2000 was $12.4 million, compared to $3.8 million in the same period of 1999. The increase was principally due to an increase in operating income from the direct response unit, the recording of a full tax accrual in 2000, the absence of transaction expenses compared to the prior period, and the effect of the cumulative change in accounting principle as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as investments and possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of September 30, 2000, we had $55.8 million outstanding under our credit facility excluding $857,000 outstanding on standby letters of credit, and had available borrowings of approximately $38.3 million.

         For the nine months ended September 30, 2000, cash provided by operating activities was $9.2 million. Cash used in investing activities totaled $16.9 million, which principally consisted of capital expenditures under our store expansion program and the remaining balance represents the acquisition of Veneman Music Company ($1.8 million) and investment in non-consolidated entity ($3.0 million). Cash provided by financing activities totaled $12.8 million, which principally consisted of borrowings under the credit facility.

         We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30 2000, we opened eleven new stores, of which one was acquired from Veneman Music Company in the second quarter of 2000. Each new large format Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed a smaller format Guitar Center store to build in secondary markets or sites that we do not believe will support our large format unit. The first of these stores will be located in Bakersfield, California and is scheduled to hold its grand opening on December 7, 2000. We will not be able to evaluate whether or not the small format is effective until several units have been open for a meaningful period of time.

         We are also currently evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. The initiatives related to fulfillment include the construction of a new facility for Musician's Friend in Kansas City which is operational and our plan to construct a distribution facility to support the retail business. The construction and operation of the retail distribution facility will require the expenditure of significant capital as well as the development of a team of key employees to manage this new function. We also continue to make significant investments in information technology across our businesses which will continue in 2001 and to incur costs and make investments designed to expand the reach of the Guitar Center and Musician's Friend brands on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

         Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 stores in 1999 and 16 stores in 1998, and currently anticipate opening approximately three additional stores in 2000 and approximately 11 to 14 stores in 2001. Some of these stores will be new smaller format units designed for secondary markets. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $5.5 million, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $1.0 million. We may also consider acquisitions which are complementary to other parts of our business, such as our direct response division, if attractive opportunities can be identified.

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

SEASONALITY

         Our operating results are not highly seasonal, except for the effect of the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than any other quarter.

INFLATION

         We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

FORWARD LOOKING STATEMENTS; BUSINESS RISKS

         This Report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin and average order size, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales and new store openings. Statements regarding new store opening are based largely on the Company's current expectations and are necessarily subject to associated business risks related to, among other things, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of the Company's control. Comparative store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The catalog and Internet businesses were only recently acquired by Guitar Center and continue to be subject to significant fluctuations due to the growth of both businesses and the adaptation of new selling techniques, including third-party credit.

         Sales and earnings trends are also affected by many other factors including, among others, general economic conditions and the effectiveness of our merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this press release will in fact be realized. The statements made by our management above represent their views as of the date of this Report, and it should not be assumed that the statements made herein remain accurate as of any future date. Guitar Center does not presently intend to update these statements and undertakes no duty to any person to effect any such update under any circumstances.

         For a further discussion of risks associated with the our business, please see the discussion under the caption "Risks Related to the Business" at pages 13 through 16 of our Annual Report on Form 10-K for the year ended December 31, 1999 which has been filed with the Securities and Exchange Commission and may be accessed through the EDGAR database maintained by the SEC at www.sec.gov.

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


Part II. OTHER INFORMATION

Item 6.  Exhibits

         Exhibit 27        Financial Data Schedule

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 2000.

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

27                Financial Data Schedule.