Form 10-K
period 2000-12-31
GUITAR CENTER INC
filed 2001-03-15
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22207

GUITAR CENTER, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4600862 (I.R.S. Employer Identification Number)
5155 Clareton Drive Agoura Hills, California	91301 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (818) 735-8800

Securities registered pursuant to 12(b) of the Act:
 None

Securities registered pursuant to 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form / /

    As of March 12, 2001, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $206,243 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the Registrant and person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    As of March 12, 2001 there were 22,105,854 shares of Common Stock, par value $.01 per share, outstanding.

    Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on April 26, 2001 are incorporated by reference into Part III.

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

    Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. Current executive officers and key managers have been with our company for an average of 11 years and two of such executive officers (Mr. Larry Thomas, our Chairman and Co-Chief Executive Officer, and Mr. Marty Albertson, our President and Co-Chief Executive Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

    In May of 1999, we merged with Musician's Friend, Inc. in a stock for stock transaction. Musician's Friend operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Robert Eastman, Chief Executive Officer of Musician's Friend, has been with the company for 17 years.

    Presently, our executive offices are located at 5155 Clareton Drive, Agoura Hills, California 91301, and our telephone number is (818) 735-8800. Effective April 16, 2001, our executive offices will be located at 5795 Lindero Canyon Road, Westlake Village, California 91362; our phone number will not change. We maintain several corporate websites, including www.guitarcenter.com, however none of the information contained on our websites is incorporated by reference in this annual report. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this annual report, we are referring to Guitar Center, Inc. and its subsidiaries.

Business

    As of December 31, 2000, we operated 83 stores, consisting of 79 stores in 42 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York and Cleveland, and four stores in secondary markets. From 1996 to 2000, our net sales grew at an annual compound growth rate of 31.9%, principally due to comparable store sales growth averaging 10% per year, the opening of new stores, and a 31.0% increase in the direct response channel. We achieved comparable store sales growth of 7%, 10% and 13% for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

    For the fiscal years ended December 31, 2000, 1999 and 1998, we had net income of $22.5 million, $18.3 million and $16.4 million, respectively.

  Retail

    We offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name,

high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe approximately 74% of our sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely upon our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

    Our standard prototype store generally ranges in size from 12,000 to 20,000 square feet (as compared to a typical music products retail store which averages approximately 3,200 square feet) and is designed to encourage customers to hold and play instruments. In late 2000 we opened our first new store using a smaller format. Early results from this unit are encouraging and we plan to open additional stores using this format of approximately 8,000 to 10,000 square feet to serve secondary markets. Each large format store carries an average of 7,000 core SKUs and our small format stores carry an average of 5,000 core SKUs, which management believes is significantly greater than a typical music products retail store, and is organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

    The following summarizes certain key operating statistics of our stores and is based upon the stores operated by us for the full year ended December 31:

	2000	1999
Number of stores operated for the full year	69	56
Average net sales per square foot	$535	$555
Average net sales per store	8,720,000	8,908,000
Average store-level operating income (1)	945,000	1,015,000
Average store-level operating income margin (1)	10.8%	11.4%

(1)
Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts, advertising and purchasing department salaries (based upon individual store sales).

    Our retail growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets. We opened a total of 14 stores in 2000 (including one acquired unit), and presently expect to open approximately 12 to 14 stores in 2001 and approximately 12 to 16 stores in 2002. We also intend to build a distribution center during 2001, with plans to commence operation in early 2002. This initiative will require significant financial and managerial resources for the next several quarters. We have committed substantial resources to building and continually upgrading a corporate infrastructure and management information system that we believe can support our needs, including our expansion plans, for the foreseeable future.

  Direct Response

    Our Musician's Friend unit is using its established catalog business to build an integrated e-commerce/catalog business. Through Musician's Friend, we offer musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after sale support. The catalog presents a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. Our website, www.musiciansfriend.com, offers all that is shown in the catalog and more, supported by the same service and staff.

    The Musician's Friend business is supported by three distribution centers located in Medford, Oregon, Knoxville, Tennessee and Kansas City, Missouri, and a telephone call center located in Salt Lake City, Utah.

    Our call center staff receive product and customer service training in the state-of-the-art call center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via our intranet and back-end information systems. A staff of over 200 associates is trained and ready to respond to questions to help ensure that customers can purchase confidently. Web site visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes. Questions regarding products can be submitted electronically, or the musician can call our support center directly.

    Orders, whether taken electronically or by an associate in our call center, are processed by our automated transaction system and generally ship within 24 hours. Sophisticated inventory planning systems help ensure that products are in-stock resulting in an initial line item fill rate at time of order in excess of 87%. In 2000, we linked our web site to UPS and FedEx tracking engines to provide customers the online ability to monitor the status of their orders.

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

Industry Overview

    The United States retail market for music products in 1999 was estimated in a study by Music USA magazine to be approximately $6.8 billion in net sales, representing a five-year compound annual growth rate of 5.2%. The broadly defined music products market, according to the National Association of Music Merchants, or NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $4.9 billion of this market, representing a five-year compound annual growth rate of 6.6%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or the computer software and apparel markets in which we actively participate.

    The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (i.e., Guitar Center/Musician's Friend, Sam Ash Music Corp., MARS Music, Brook Mays/H&H, and Hermes Music), accounting for approximately 18.6% of the industry's estimated total sales. Furthermore, 90% of the industry's estimated 5,900 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $1.0 million in annual net sales. In contrast, one of our stores generally averages between 12,000 and 20,000 square feet and in

2000 generated an average of approximately $8.7 million in annual net sales for stores open the full year.

    Over the past ten years, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring this technology are available in a variety of forms and have broad applications across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices and this trend is continuing. Today an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased only by professional sound recording studios.

Business Strategy

  Retail

    The goal in the retail stores is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

  •
  Expansion Strategy. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 stores in 2000, 13 stores in 1999, and 16 stores in 1998, and currently anticipate opening approximately 12 to 14 stores in 2001 and approximately 12 to 16 stores in 2002. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers and regularly investigate acquisition opportunities. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 16,300 square feet, carrying 7,000 SKUs and generating first year sales of $5,700,000, whereas the "average" industry store is 3,200 square feet, carries 2,500 SKUs and generates sales of approximately $1.0 million. We are presently focused on the U.S. market but are planning to enter the Canadian market in 2002 and may consider operations in other countries in the future.

  •
  Extensive Selection of Merchandise. We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique, vintage equipment. The average 7,000 core SKUs offered through each of our standard format stores, and an average of 5,000 core SKUs for our small format stores, provide a breadth and depth of in-stock items which we believe is not available from traditional music products retailers.

  •
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

  •
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

  •
  Innovative Promotional and Marketing Programs. We sponsor innovative promotional and marketing events, which include in-store demonstrations, famous artist appearances and weekend themed sales events, designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than five million customers. This database enables us to advertise to select target customers based on historical buying patterns. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

  •
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

  •
  Experienced and Motivated Management Team. Our executive officers and key managers have an average of 11 years employment with Guitar Center and Musician's Friend.

  Direct Response

    The goal of the e-commerce/catalog business unit is to capitalize and expand on our leadership position. Comprehensive direct marketing, analysis and leveraging of the extensive customer information available on our information systems are used to define effective marketing campaigns. The presentation of an extensive selection of products and maintenance of an effective degree of continual and informative contact with prospects and customers provide the attention grabbing content that generate results. In 2000, we circulated over 11 million catalogs and sent over 26.1 million e-mails to prospects and customers. This resulted in more than a 42% increase in orders as compared to 1999. The call center took over 1.8 million calls during the year.

  •
  Targeted Marketing. We have experience at targeting appropriate prospect and customer segments with the right offers. Extensive segmentation of customer lists and continual analysis by our circulation department are designed to ensure that the right mix of catalog and e-commerce offers are presented to each segment of customers. Utilizing techniques in demographic data overlay and statistical modeling help ensure that Musician's Friend retains a leadership position in music gear direct marketing.

  •
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

  •
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

  •
  Extensive Selection of Merchandise. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. We offer products in five primary categories: guitars, amplifiers, percussion instruments, keyboards, and pro-audio and recording equipment.

  •
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

  •
  Amplifiers. We offer an extensive selection of electric, acoustic and bass guitar amplifiers and, in addition, carry a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We represent most manufacturers, including Marshall, Fender, Crate, Ampeg, S.W.R. and Mesa Boogie.

  •
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

  •
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

  •
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

  •
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

    Retail store operations are led by our Senior Vice President of Sales and ten regional sales managers. Store management is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

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

Marketing and Promotion

    We maintain two unique and proprietary databases (one for Guitar Center and one for Musician's Friend) containing information on over 5 million customers. We believe that these databases assist in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

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

  Direct Response

    For e-commerce and catalog customers, we maintain a stream of communication in electronic and print media, presenting them with an optimal and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of the merchandising staff provide the marketing staff with offers carefully targeted for optimal response. Cooperative marketing relations with key industry suppliers ensure that Musician's Friend customers are kept current with trends presented by the latest music gear.

    The same transactional databases that make accurate market targeting available for catalog and email circulation are enhanced by the information archived from our website traffic. With the use of an analytical engine developed by Net Perceptions, and continued development of additional tools, our merchandising and marketing departments are able to present product and promotional offerings to prospects with an improved likelihood of triggering purchases.

    Our plans for Musician's Friend include the development of catalogs targeted towards particular segments of the musician market. The first such catalog, which is oriented to percussion instruments, is expected to be mailed during the first quarter of 2001.

    We are also examining opportunities to use the Internet to expand further the reach of our brands. These opportunities are being created by the rapid development of content and community sites oriented towards music and musicians. For example, we have a strategic marketing relationship with musician.com, a community site oriented to the needs of professional and aspiring musicians, which involves Musician's Friend as the exclusive e-commerce partner for musician.com and its affiliates guitar.com in the merchandise categories served by us. We also own a passive minority equity interest in musician.com.

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

    Our customer base consists of the professional or aspiring musician who makes or hopes to make a living through music and the amateur musician or hobbyist who views music as recreation. Management estimates that professional and aspiring musicians, who view the purchase of musical products as a career necessity, represent approximately 68% of our customer base, and account for approximately 74% of our sales. These customers make frequent visits to a store and develop relationships with the sales force. We generate repeat business and are successful in utilizing our unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, we service touring professionals, providing customized products for musical artists.

  Direct Response

    Musician's Friend maintains a staff of over 200 call center and customer service associates, staffing the call center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, e-mail or fax for questions regarding products, technical information, recommendations or the status of their accounts. Most of the staff is comprised of musicians who are given extensive and ongoing product training. The Salt Lake City call center houses an extensive product demonstration area and training facility. Weekly product training is conducted by in-house technical staff as well as manufacturers' representatives.

    We maintain a database of product information for use by the agents in our call center which is always available on our corporate intranet. The intranet also makes operational and instructional information available to agents, minimizing their downtime and maximizing their ability to service customer needs effectively. All of this information, along with customer account information, is available in real time, giving agents the ability to keep customers constantly up to date.

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

    For customers that have registered e-mail addresses with us, we offer automated order and shipment verification. This provides customers with UPS or Fed Ex order tracking information as soon as their shipment has been processed.

Order Fulfillment

    Musician's Friend orders are fulfilled out of company-operated distribution centers located in Knoxville, Tennessee, Medford, Oregon and our newest facility in Kansas City, Missouri. For orders handled by the call center, associates are presented with inventory information in the distribution center geographically closest to the customer, as well as alternate locations. E-commerce orders are processed automatically through the closest stocking warehouse to the customer. Credit card authorization and fraud management systems are automated, minimizing delays in processing. The distribution centers process orders taken before 5 p.m. Eastern time for same-day shipping of in-stock items, minimizing delays in delivery to customers. Orders ship primarily by UPS and Fed Ex. During 2000, our initial line item fill rate was 87%.

    All returns are routed to the Kansas City warehouse in order to consolidate the handling of this merchandise. Returned and blemished products are sold through an outlet store located in the Kansas City facility and by offering such products at reduced prices on the musiciansfriend.com web site.

Purchasing, Distribution and Inventory Control

    Purchasing.  We believe we have excellent relationships with our vendors and, in many instances, are the vendor's largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors' premium products. We maintain a centralized buying group comprised of merchandise managers, buyers, planners and distributors. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners and distributors are responsible for maintaining inventory levels and allocating the merchandise to the stores and direct response distribution centers. We use two merchandise replenishment systems (one for retail stores and one for the direct response business) which automatically analyze and forecast sales trends for each SKU using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited "out of stock" positions.

    Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see "—Risks Related to the Business—We Depend on Suppliers."

    Distribution.  At the present time we do not have a central warehouse/distribution center and each of our vendors drop ship directly to each of our retail stores. Our retail operations have reached a sufficient size that we believe there is an opportunity to reduce chainwide inventory levels and therefore reduce working capital requirements by operating a central warehouse/distribution center to service the retail stores. We intend during 2001 to build a central warehouse/distribution center for our retail store operations with a view towards the facility commencing operation in early 2002. We have hired an experienced logistics executive and are actively considering possible sites. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

    The direct response unit presently operates three distribution facilities, located in Knoxville, Tennessee, Medford, Oregon, and Kansas City, Missouri.

    Inventory Control.  We have invested significant time and resources in our inventory control system at the retail stores and believe we have one of the most sophisticated systems in the music products retail industry. We believe the vast majority of music product retailers do not use a computerized inventory management system. We perform inventory cycle counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been low, which we attribute to our sophisticated system controls and strong corporate culture.

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

  Direct Response

    Musician's Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce web site is updated during the day through a firewall, providing a high degree of security for our internal systems. During 2000 we completed phase one of a security and redundancy enhancement program for our web systems, relocating related hardware and software to Bellingham, Washington. Dedicated systems are used for inventory planning and for web site analysis.

    The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

Competition

    We are in direct competition with two other major retail chains within the music industry—Sam Ash of New York, New York and Music and Recording Superstores (MARS) of Miami, Florida. In addition, we compete with various direct response companies such as American Music Supply, Sam Ash Music, and Sweetwater Sound. As of December 31, 2000 we were in direct competition with Sam Ash in 18 of our markets and with MARS in 25 of our markets. In recent years, Sam Ash and MARS have continued to open new stores, and we believe they will continue to do so in the future. We expect that there will be additional competitive overlap in new and existing Guitar Center markets. There is, however, room for consolidation within the music industry as the top ten retailers (including Guitar Center/Musician's Friend, Sam Ash and MARS) only account for an estimated 23% of the market compared to an estimated 60% market share held by the top ten specialty retailers in the consumer electronics, home improvement and toy industries.

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

    Certain factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors' expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our market by competitors with substantial financial or other resources. See "—Risks Related to the Business—We May Be Unable to Meet Our Growth Strategy" and "—We Have Competitors."

Employees

    As of December 31, 2000, we employed 3,525 people, of whom 2,641 were hourly employees and 884 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

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

We May Be Unable to Meet Our Growth Strategy.

    Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of December 31, 2000, we operated 83 stores. We opened 14 stores in 2000 and 13 stores in 1999, and plan to open approximately 12 to 14 stores in 2001 and approximately 12 to 16 stores in 2002. Our expansion plan depends on a number of factors, including:

  •
  Identification of suitable retail sites;

  •
  Negotiation of acceptable lease terms;

  •
  Hiring, training and retention of skilled personnel;

  •
  Sufficient management and financial resources to support the new locations; and

  •
  Vendor support.

    We cannot assure that we will achieve our store expansion goals or that our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. This may result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition to the factors noted above, expansion to new markets may present unique competitive and merchandising challenges, including:

  •
  Significant start-up costs, including promotion and advertising;

  •
  Management of stores in distant locations;

  •
  Warehousing future retail locations (we do not currently warehouse our new locations but may if a unique situation becomes available); and

  •
  Our expansion may involve acquisitions in business segments in which we have limited experience, which will require that we retain existing management.

    Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months was as follows:

	2000	1999	1998
Quarter 1	8%	10%	18%
Quarter 2	7%	7%	14%
Quarter 3	6%	11%	10%
Quarter 4	7%	11%	11%
Full Year	7%	10%	13%

    A variety of factors affect our comparable store sales results, including:

  •
  Competition;

  •
  Economic conditions;

  •
  Consumer and music trends;

  •
  Changes in our merchandise mix;

  •
  Product distribution;

  •
  Transfer of sales to new locations (i.e., market clustering); and

  •
  Timing of our promotional events.

    Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period.

    We also believe that our expansion may be accelerated by the acquisition of existing music product retailers. In the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities (including equity securities), or a combination of both. We cannot assure that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  Diversion of our management's attention;

  •
  Integration of the acquired business with our business; and

  •
  Unanticipated legal liabilities and other circumstances or events.

We Depend on Suppliers.

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

We Have Competitors.

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

We Depend on Key Personnel.

    Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, and Marty Albertson, our President and Co-CEO, and Robert Eastman the CEO of our wholly owned Musician's Friend, Inc. as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In June 1996, we entered into a five-year employment contract with both Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales, and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain, and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

Our Retail Operations are Concentrated in California.

    As of December 31, 2000, 19 of our 83 stores were located in California and generated 29.0% and 30.7% of our retail sales for 2000 and 1999, respectively. Although we have opened stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic Conditions Could Adversely Impact Industry Results; Changing Consumer Preferences Could Also Adversely Impact Us.

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

We Must Manage Efficiently the Expansion of our Web site and the Systems that Process Orders in Our Direct Response Business.

    Our direct response business, particularly our e-commerce business, will require significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our web site in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully distribute customer orders. As a result, we could lose customers and our net sales could be reduced. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

We Intend to Implement a New Distribution Center for the Retail Stores which Presents Operational Risks and Will Require a Significant Investment.

    We intend during 2001 to build a central warehouse/distribution center for our retail store operations with a view towards the facility commencing operation in early 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters. This program involves risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations if inventory is not timely provided in the required quantities.

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

We May Need To Change The Manner In Which We Conduct Our Business If Government Regulation Increases.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our e-commerce business. For example, laws related to the taxation of online commercial activity remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

The Ownership of NOLs Related to the Musician's Friend Business May be Recaptured.

    The former stockholders of the Musician's Friend business are involved in a tax audit with the Internal Revenue Service regarding the conduct of the business prior to the merger with Guitar Center. Those proceedings may result in NOLs that have previously been recognized by us in our consolidated financial statements being deemed to be the property of the former stockholders. This issue is not resolved as of the date of this annual report and we can provide no assurance as to the ultimate outcome of this matter. However, an unfavorable resolution of this matter would result in a charge to our financial statements and the payment of taxes previously offset with the credits.

We Have an Investment in an Internet Community Company that Could Result in Future Charges to our Financial Statements.

    We have an investment of approximately $3.3 million in the equity of the operator of musician.com and guitar.com, Internet community sites oriented towards musicians. We are carrying this investment at cost, and this value was recently validated by third party financing by several venture capital firms. However, if in the future we determine that the fair market value of these shares has been permanently reduced to less than our cost, we would be required under generally accepted accounting principles to recognize a charge to our financial statements.

We Have a Limited History of Trading on the Nasdaq National Market; Our Stock Price Could be Volatile.

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

Forward-Looking Statements and Associated Risks.

    This annual report contains forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings and the growth of our e-commerce business), sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, we can not assure you that the forward-looking statements contained in this annual report will in fact be realized. Further, we do not undertake any duty to update the forward-looking statements contained in this annual report, particularly those related to management's future estimates which are subject to revision due to changes in the business environment that we face.

Item 2. PROPERTIES

    We lease all but three of our stores and presently intend to lease all new locations. We lease our call center facility in Salt Lake City, Utah and the distribution centers, in Knoxville, Tennessee and Kansas City, Missouri. The terms of the store leases are generally for 10 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

    We lease our corporate offices of approximately 35,700 square feet, which are located at 5155 Clareton Drive, Agoura Hills, California 91301. During April 2001, we will relocate these offices to 69,600 square feet of leased space located at 5795 Lindero Canyon Road, Westlake Village, California 91362. Our direct response business is headquartered in a facility we own located at 931 Chevy Way, Medford, Oregon 97504.

Store Locations

    The table below sets forth certain information concerning our retail stores as of December 31, 2000:

Store	Year Opened	Gross Square Feet	Status
ARIZONA
Phoenix	1997	13,600	Lease
Tempe	1997	12,100	Lease
SOUTHERN CALIFORNIA
Hollywood	1964	30,600	Own
San Diego (1)	1973	23,200	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease
Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino (2)	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos	1996	14,900	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
NORTHERN CALIFORNIA
San Francisco	1972	11,900	Lease
San Jose	1978	14,200	Own
El Cerrito (3)	1983	11,300	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
COLORADO
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
CONNECTICUT
Manchester	1999	16,000	Lease
FLORIDA
North Miami area	1996	20,900	Lease
South Miami area	1996	14,700	Lease
West Palm Beach (4)	2001	15,000	Lease
GEORGIA
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
IDAHO
Boise (4)	2001	10,800	Lease
ILLINOIS
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease
Highland Park (4)	2001	15,200	Lease
INDIANA
Indianapolis (4)	2001	15,600	Lease
LOUISIANA
New Orleans	1999	19,700	Lease
MARYLAND
Towson	1998	14,600	Lease
Rockville(5)	2000	24,000	Lease
MASSACHUSETTS
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
MICHIGAN
Detroit	1994	10,100	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
MINNESOTA
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
MISSOURI
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
NEVADA
Las Vegas	1998	20,000	Lease
NEW JERSEY
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill (4)	2001	15,800	Lease
NEW YORK
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester (4)	2001	15,300	Lease
OHIO
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
OKLAHOMA
Oklahoma City	2000	15,200	Lease
OREGON
Eugene	1996	7,700	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
PENNSYLVANIA
Philadelphia	2000	15,200	Lease
Plymouth Meeting (4)	2001	14,900	Lease
Monroeville (4)	2001	14,000	Lease
TENNESSEE
Knoxville	1998	15,000	Lease
TEXAS
Dallas	1989	12,700	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease
Plano	2000	15,500	Lease
UTAH
Salt Lake City	1998	15,000	Lease
VIRGINIA
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
WASHINGTON
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma (4)	2001	15,600	Lease

(1)
Represents stores relocated in 2001.
(2)
Represents stores relocated in 2000.
(3)
Excludes 10,000 square feet consisting of a basement and warehouse space.
(4)
We have signed leases for these locations and presently expect each to open in 2001.
(5)
Excludes 24,000 square feet consisting of a basement and warehouse space.

Item 3. Legal Proceedings

    We are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that, if decided adversely to the Company, would reasonably be expected to have a material adverse effect on our financial condition. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes" for discussion of a tax matter with which we are indirectly involved.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    Our common stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2000		1999
	High	Low	High	Low
First Quarter	$11.44	$8.50	$29.88	$15.81
Second Quarter	14.81	10.00	20.88	9.19
Third Quarter	15.44	10.25	12.88	7.69
Fourth Quarter	14.44	10.13	11.13	8.00

    As of March 5, 2001, there were 148 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

    We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness and do not intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the indenture governing our senior notes, we are not permitted to pay any dividends on the common stock unless certain financial ratio tests and other conditions are satisfied. In addition, our bank facility with Foothill Capital contains certain covenants which, among other things, limit the payment of cash dividends on the capital stock of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. Selected Financial Data

    The selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Fiscal Year Ended December 31,
	2000		1999		1998		1997		1996
	(in thousands, except per share and store operating data)
INCOME STATEMENT DATA:
Net sales	$785,671		$620,081		$485,714		$367,353		$259,667
Cost of goods sold	580,749		456,797		353,487		262,363		183,722

Gross profit	204,922		163,284		132,227		104,990		75,945
Selling, general and administrative expenses	156,698		128,416		108,449		74,587		51,742
Transaction expense and other	—		4,674		—		755		6,942
Deferred compensation expense (1)	—		—		—		—		71,760

Operating income (loss)	$48,224		$30,194		$23,778		$29,648		$(54,499)

Other (income)	—		—		(324)		(637)		(177)
Interest expense, net	12,466		11,235		10,844		9,892		12,557

	$12,466		$11,235		$10,520		$9,255		$12,380

Income (loss) before provision for income taxes, extraordinary loss and cumulative effect of change in accounting principle	35,758		18,959		13,258		20,393		(66,879)
Income tax expense (benefit)	13,304		(391)		(3,155)		(2,833)		139

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$22,454		$19,350		$16,413		$23,226		$(67,018)

Extraordinary loss on early extinguishment of debt, net of tax $1,679	—		—		—		2,739		—
Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax $578	—		1,074		—		—		—

Net income (loss)	$22,454		$18,276		$16,413		$20,487		$(67,018)

Net income per share (diluted)	$1.01		$0.82		$0.72		$0.91

Weighted average shares outstanding (2)	22,247		22,309		22,851		22,512

OPERATING DATA:
Net sales per gross square foot (3) (thousands)	$535		$555		$640		$699		$768
Net sales growth	27%		28%		32%		41%		24%
Increase in comparable store sales (4)	7%		10%		13%		13%		10%
Stores open at end of period	83		69		56		40		30
Ratio of earnings to fixed charges (5)	3.0	x	2.3	x	2.0	x	2.8	x	—
BALANCE SHEET AND CASH FLOW DATA:
Net working capital	$94,034		$80,536		$74,279		$68,591		$33,965
Property and equipment, net	65,861		58,174		42,410		26,134		15,594
Total assets	325,569		266,851		208,058		161,031		90,583
Total long-term and revolving debt (including current portion)	103,783		111,428		102,040		80,048		110,771
Senior preferred stock	—		—		—		—		15,186
Junior preferred stock	—		—		—		—		138,610
Stockholders' equity (deficit)	103,463		80,319		46,215		28,713		(51,838)
Capital expenditures	$17,862		$19,768		$21,678		$12,648		$6,486

(1)
In 1996, we recorded a non-recurring deferred compensation expense of $71.8 million, of which $69.9 million related to the cancellation and exchange of management stock options pursuant to our 1996 recapitalization and $1.9 million related to a non-cash charge resulting from the grant of stock options to management by certain investors.
(2)
Weighted average shares represents shares calculated on a diluted basis.
(3)
Net sales per gross square foot is presented for retail stores only and does not include new stores opened during the reporting period.
(4)
Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months.
(5)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    We operated 79 retail locations in 42 major markets and 4 stores in secondary markets as of December 31, 2000. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. From 1996 to 2000, our net sales grew at an annual compound growth rate of 31.9%, principally due to the comparable store sales growth of our Guitar Center stores averaging 10% per year, the opening of new stores, and a 31.0%, per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We achieved comparable store sales growth of 7%, 10% and 13% for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. As indicated below, we do not expect comparable store sales to continue to increase at historical rates.

    We opened fourteen stores this year, one of which was acquired from Veneman Music in May 2000. Presently, we expect to open approximately 12 to 14 stores in 2001 and 12 to 16 stores in 2002. In preparation for these additional stores, we have dedicated a substantial amount of resources over the past several years to building the infrastructure necessary to support a large, national chain. We have established centralized operating and financial controls and have implemented an extensive training program to ensure a high level of customer service in our stores. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations, thereby adversely affecting comparable store sales statistics.

    As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to grow our direct response business, particularly opportunities to increase our Internet activities. We expect to continue to make significant investments in the e-commerce and related business activities of Guitar Center and Musician's Friend.

    The following table sets forth historical income statement data as a percentage of net sales:

	Fiscal Year Ended December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Gross profit	26.1	26.3	27.2
Selling, general and administrative expenses	19.9	20.7	22.3
Transaction and conversion costs	—	0.8	—

Operating income	6.2	4.8	4.9
Interest expense, net	1.6	1.7	2.0
Interest expense to related parties	—	0.1	0.3
Other (income)	—	—	(0.1)

Income before income taxes and cumulative effect of change in accounting principle	4.6	3.0	2.7
Income taxes (benefit)	1.7	(0.1)	(0.7)

Income before cumulative effect of change in accounting principle	2.9%	3.1%	3.4%

Fiscal 2000 Compared to Fiscal 1999

    Net sales for the year ended December 31, 2000 increased 26.7% to $786 million, compared with $620 million last year. Net sales from retail stores for fiscal 2000 totaled $652 million, a 21.6% increase from $537 million in fiscal 1999. Sales from new stores contributed $79 million and represent 69% of the total increase in retail store sales. Comparable store sales for the full year increased 7%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory and good store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from the direct response channel totaled $133 million in year 2000, a $50 million increase from 1999. Catalog sales increased 32% to $88 million in 2000 from $67 million in 1999. Internet sales for the year increased 170% to $45 million from $16 million last year. Direct response results reflect the increase in average order size, sales facilitated by the third-party credit card introduced in the third quarter of 1999 and the impact of Net Perceptions selling software installed in the first quarter of 2000.

    Gross profit dollars for the year ended December 31, 2000 compared to 1999 increased 25.5% to $205 million from $163 million. Gross profit as a percentage of net sales for the year ended December 31, 2000 compared to 1999 decreased to 26.1% from 26.3%. Gross profit margin percentage for the retail stores in 2000 after buying and occupancy costs was 25.3% compared to 26.0% in 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of immature stores in the total store base, increased freight expense as a result of opening new stores farther from some of our key vendors and higher shrink losses. The gross profit margin for the direct response division was 29.8% for 2000 compared to 28.7% in 1999. The increase is principally due to improved selling margin.

    Selling, general and administrative expenses for fiscal 2000 increased 22.0% to $156.7 million from $128.4 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses for fiscal 2000 decreased to 19.9% from 20.7% in fiscal 1999. Selling, general and administrative expenses for the retail stores in 2000 and in 1999, inclusive of pre-opening costs and corporate general and administrative expenses, were 19.5% of net sales. These results reflect the leveraging of corporate and administrative expenses offset by additional advertising and marketing expenses, and higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 22.4% of sales compared to 28.8% last year. The improvement largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 59.8% increase in sales compared to 1999.

    Transaction and store conversion costs totaled $4.7 million, or 0.8% of sales, during the year ended December 31, 1999. No similar costs were incurred in 2000.

    Operating income for fiscal 2000 increased 59.7% to $48.2 million from $30.2 million in fiscal 1999. The increase is principally due to the increase in operating income from the direct response unit and the absence of transaction expenses compared to 1999. As a percentage of sales, operating income was 6.2% and 4.8% in the years ended December 31, 2000 and 1999, respectively.

    Interest expense, net for fiscal 2000 increased to $12.5 million from $11.2 million in fiscal 1999. Interest expense consisted primarily of interest on our Senior Notes and borrowings under the line of credit for additions to inventory and capital expenditures for our store expansions.

    In 2000, income taxes were recorded at normal income tax rates, whereas in 1999 an income tax benefit was recorded due to the reduction of the valuation reserve on the Company's deferred tax asset, net of current federal and state income taxes. We anticipate that in the future the income tax rate will be approximately 38%.

    In the first quarter of 1999, a charge to operations of $1.7 million, net of tax of $0.6 million, was incurred for the cumulative effect of a change in accounting principle to expense pre-opening costs. No similar charge was incurred in 2000.

    Net income for fiscal 2000 increased to $22.5 million from $18.3 million in fiscal 1999. The increase was principally due to an increase in operating income from the direct response unit, the absence of transaction expenses compared to prior year, and the cumulative effect of the change in accounting principle as discussed above.

Fiscal 1999 Compared to Fiscal 1998

    Net sales for the year ended December 31, 1999 increased 28% to $620 million, compared with $486 million in 1998. Net sales from retail stores for fiscal 1999 totaled $537 million, a 31% increase from $411 million in fiscal 1998. Sales from new stores contributed $91 million and represent 73% of the total increase in retail store sales. Comparable store sales for the full year increased 10%. The increase in comparable store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Such volume increases were primarily the result of the continued success of the implementation of our business strategy, continued strong growth in the music products industry and increasing consumer awareness of the Guitar Center name. Catalog sales decreased 5% to $67 million in 1999 from $70 million in 1998, due in part to a change in credit card programs, and its resulting effect on average order size. The new third-party credit card was introduced on October 20, 1999. E-commerce sales for the year increased 319% to $17 million from $4 million in 1998.

    Gross profit dollars for the year ended December 31, 1999 compared to 1998 increased 23% to $163.3 million from $132.2 million. Gross profit as a percentage of net sales for the year ended December 31, 1999 compared to 1998 decreased to 26.3% from 27.2%. Gross profit margin percentage for the retail stores in 1999 after buying and occupancy costs was 26.0% compared to 27.7% in 1998. The reduction in gross profit margin is related to increased occupancy costs due to the number of stores less than two years old (29 stores out of 69 stores), actions taken to clear out merchandise at former Musician's Friend locations, increased freight expense as more stores were opened on the East Coast, and a change in assortment and aggressive pricing on inventory that we wanted to move. The gross profit margin for the direct response division was 28.7% for 1999 compared to 24.8% in 1998. In 1998, significant markdowns were required to clear excess direct response inventories. Markdowns of the same magnitude were not required in 1999. Additionally, during 1998 higher than average inventory shrink occurred in the Musician's Friend distribution facilities.

    Selling, general and administrative expenses for fiscal 1999 increased 18.4% to $128.4 million from $108.4 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses for fiscal 1999 decreased to 20.7% from 22.3% in fiscal 1998. Selling, general and administrative expenses for the retail stores in 1999, inclusive of pre-opening costs and corporate general and administrative expenses, were 19.5% of sales compared to 20.2% in 1998. These results reflect the leveraging of corporate expenses, partially offset by higher store level selling, general and administrative expense due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 28.8% of sales compared to 34.2% in 1998. In 1998 Musician's Friend incurred substantial bad debt expense related to an in-house installment credit program. This program was substantially terminated in the fourth quarter of 1998.

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

Liquidity and Capital Resources

    Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as investments and possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of December 31, 2000, we had $35.9 million outstanding under the 2000 Credit Facility, excluding $1.9 million outstanding on standby letters of credit, and had available borrowings of $61.4 million. The 2000 credit facility permits borrowings up to $100 million ($99.2 million at December 31, 2000) and can be increased (at our election) up to $150 million, subject to compliance with the terms of the loan agreement. The credit facility is secured by certain assets and the actual amount available is tied to our inventory and receivable base. A fee of 0.25% is assessed on the unused portion of the 2000 credit facility. Borrowings bear interest at either the prime rate (9.5% at December 31, 2000) plus 0.5% or at LIBOR (6.5% at December 31, 2000) plus 1.5%. The agreement underlying the 2000 credit facility includes certain restrictive covenants. We were in compliance with such requirements as of December 31, 2000.

    For the year ended December 31, 2000, cash provided by operating activities was $36.5 million, most of which represented cash income from operations, net of additions to inventory. Cash used in investing activities totaled $23.4 million, which primarily consisted of capital expenditures for retail store expansions, computer equipment purchases and the launching of our Kansas City warehouse for our direct response unit ($1.1 million), the acquisition of Veneman Music Company ($2.2 million), and an investment in a non-consolidated entity ($3.3 million). Cash used in financing activities totaled $7.0 million, which consisted principally of paying down our credit facilities.

    Inventory increased from $161 million to $199 million, or 24.1%. The increase in inventory was required principally to support existing sales growth and the opening of new retail locations. Inventory per square foot at retail stores was $130 in 2000 compared to $133 in 1999. Inventory increased from $16.4 million to $25.0 million, or 52.3% for the direct response division. The increase in inventory was required principally to support future sales. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, and through improved planning, presentation, and display of inventories in our retail stores.

    We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During 2000, we opened fourteen new stores, one of which was acquired from Veneman Music Company in the second quarter of 2000. Each new large format Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for an average large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed a smaller format Guitar Center store to operate in secondary markets or sites that we do not believe will support our large format unit. The first of these units was opened in late 2000. Our small format stores will incur approximately $400,000 in capital expenditures and require approximately $800,000 in inventory.

    During 2001, we expect to incur approximately $20 million to $21 million in capital expenditures.

    We are also currently evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. The initiatives related to fulfillment include leasing a new distribution facility for Musician's Friend in Kansas City, which is operational, and our plan to construct a distribution facility to support the retail business. The construction and operation of the retail distribution facility will require the expenditure of significant capital, as well as the development of a team of key employees to manage this new function. We will also continue to make significant investments in information technology across our businesses and will incur costs and make investments designed to expand the reach of the Guitar Center and Musician's Friend brands on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant and are not included in our capital expenditure budget noted above.

    Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 stores in 2000 and 13 stores in 1999, and currently anticipate opening approximately 12 to 14 stores in 2001. Some of these stores will be new smaller format units designed for secondary markets. We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. However, in the music industry there are only a small number of companies that would strategically and financially be a beneficial opportunity for us to acquire. Our "average" store is 15,000 square feet, carrying 7,000 SKUs and generating first year sales of $5.5 million, whereas the "average" industry store is 3,200 square feet, carrying 2,500 SKUs and generating sales of $1.0 million. We may also consider acquisitions which are complementary to other parts of our business, such as our direct response division, if attractive opportunities can be identified.

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

Seasonality

    Our operating results are not highly seasonal, except for the effect of the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter.

Income Taxes

    The former stockholders of the Musician's Friend business are involved in a tax audit with the Internal Revenue Service regarding the conduct of the business prior to the merger with Guitar Center. Those proceedings may result in NOLs that have previously been recognized by us in our consolidated financial statements being deemed to be the property of the former stockholders. Guitar Center has filed a protective claim with the stockholders that such a loss of tax benefit would be subject to indemnification under the express terms of the Agreement and Plan of Merger among the parties dated May 13, 1999. If such NOLs were lost and the indemnification claim asserted and paid, we would be obligated to pay prior period federal income taxes previously offset by the use of NOLs, but would be entitled to an offsetting recovery of common stock held in escrow under the Agreement and Plan of Merger. This issue is not resolved as of the date of this report and we can provide no assurance as to the ultimate outcome of this matter. Given the high level of uncertainty that surrounds this matter, no provision has been made in our financial statements.

Inflation

    We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

Forward-Looking Statements; Business Risks

    This annual report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings and the growth of our e-commerce business), sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this annual report, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business—Risks Related to the Business," we can not assure you that the forward-looking statements contained in this annual report will in fact be realized. Further, we do not undertake any duty to update the forward-looking statements contained in this annual report, particularly those related to management's future estimates which are subject to revision due to changes in the business environment that we face.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Substantially all of our outstanding indebtedness is represented by $66.7 million principal amount of Senior Notes due 2006 with a fixed interest rate of 11% and our line of credit which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR. At December 31, 2000, we had $35.9 million outstanding under the line of credit. To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on the line of credit will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. However, based on the balances outstanding under the line of credit at year-end 2000, such a fluctuation would have to be relatively significant to have a material financial impact on us. We do not use derivative financial instruments in our investment portfolio. Presently, we do not carry significant cash balances as any cash in excess of our daily operating needs is used to reduce our line of credit borrowings.

Item 8. Financial Statements and Supplementary Data

    See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

    Not Applicable

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

Schedule II—Valuation and Qualifying Accounts  Page II-1

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b)
On November 9, 2000 Guitar Center filed a Form 8-K including Item 9 information relating to earnings guidance provided to investors.
(c)
Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	The Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
4.1	Indenture dated as of July 2, 1996 by and between the Company and U.S. Trust Company of California as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
4.2	Form of Restricted Stock Agreements dated as of May 1, 1996 between the Company and certain members of management (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.1	Recapitalization Agreement dated May 1, 1996 by and among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491)
10.2	Registration Rights Agreement dated June 5, 1996 among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.3	Tax Indemnification Agreement dated as of May 1, 1996 by and among the Company, Ray Scherr, and the individuals identified on the signature pages thereto (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491)
10.4*	Employment Agreement dated June 5, 1996 between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.5*	The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.6*	Employment Agreement dated June 5, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.7*	Employment Agreement dated June 5, 1996 between the Company and Bruce Ross, as amended (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.8*	Employment Agreement dated June 5, 1996 between the Company and Raymond Scherr (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.9*	Employment Agreement dated June 5, 1996 between the Company and Barry Soosman, as amended (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.10	Securities Purchase Agreement dated June 5, 1996 by and among the Company and the parties named therein (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.11*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.12	Credit Agreement dated August 14, 1997 between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.15	Registration Rights Agreement dated July 2, 1996 by and among the Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.16*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.17*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.18	Registration Agreement dated June 5, 1996 among the Company and the parties named therein (Incorporated by reference to Exhibit 10.11 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.19	Stockholders Agreement dated June 5, 1996 among the Company, and the investors listed therein (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.20*	Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.21*	Form of Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.22*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998)
10.23	Stockholders Consent dated as of January 24, 1997 by and among the Company and certain of its stockholders (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.24*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.25*	Management Stock Repurchase Agreement (Incorporated by reference to Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.26*	Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.27*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.28*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.29*	Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998)

10.30*	Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period ending June 30, 1999).
10.31*	Amended and Restated Employment Agreement dated July 1, 1998 between the Company and Bruce Ross (Incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period ending September 30, 1998).
10.32*	Amended and Restated Employment Agreement dated July 1, 1998 between the Company and Barry Soosman (Incorporated by reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period ending September 30, 1998).
10.33*	Agreement and Plan of Merger dated May 13, 1999 by and among the Company, EMIC Acquisition Corporation, Musician's Friend, Inc. and the Stockholders of Musician's Friend, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.34*	Amended and Restated Registration Rights Agreement dated May 13, 1999 by and among the Company, Chase Venture Capital Associates, L.P., Weston Presidio Capital II, L.P., Wells Fargo Small Business Investment Company, Inc., Larry Thomas, Marty Albertson, Amazing Grace Foundation, The Emmanuel Foundation, Midas Touch Investments Trust, Sterling Investments Trust, Syringa Investments Trust, Eiger Mountain Real Estate Trust, Promise Land Real Estate Development Trust and Musician's Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.35	Loan and Security Agreement entered into as of December 17, 1999 between and among Foothill Capital Corporation and the other lenders identified therein, Guitar Center, Inc., and Musician's Friend, Inc. (Incorporated by reference to Exhibit 10.[35][36] of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1999)
10.36*	Form of Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.[35][36] of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1999)
12.1	Ratio of Earnings to Fixed Charges
21.1	Material subsidiaries of the Registrant as of December 31, 2000:
Musician's Friend, Inc., a Delaware corporation.
Guitar Center Stores, Inc., a Delaware corporation.
23.1	Consent of Independent Auditors (KPMG LLP)
23.2	Consent of Independent Auditors (PricewaterhouseCoopers LLP)
24.1	Power of Attorney (included on page S-1)

*
Management contract or other compensation plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 12th day of March 2001.

GUITAR CENTER, INC.
/S/ LARRY THOMAS Larry Thomas Chairman and Co-Chief Executive Officer

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

Name	Title	Date

/s/ LARRY THOMAS Larry Thomas	Chairman & Co-Chief Executive Officer and Director (Principal Executive Officer)	3/12/01
/s/ MARTY ALBERTSON Marty Albertson	President & Co-Chief Executive Officer and Director	3/12/01
/s/ BRUCE ROSS Bruce Ross	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	3/12/01
/s/ STEVEN BURGE Steven Burge	Director	3/12/01
/s/ DAVID FERGUSON David Ferguson	Director	3/12/01

/s/ HARVEY KIBEL Harvey Kibel	Director	3/12/01
/s/ PETER STARRETT Peter Starrett	Director	3/12/01
/s/ JEFFREY WALKER Jeffrey Walker	Director	3/12/01

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Guitar Center, Inc. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of Musician's Friend, Inc., a wholly-owned subsidiary, which financial statements reflect total revenues constituting 19 percent of the year ended December 31, 1998 consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Musician's Friend, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
February 8, 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Musician's Friend, Inc.

    In our opinion, the statements of operations, of changes in accumulated deficit and of cash flows of Musician's Friend, Inc. for the year ended December 31, 1998 (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Musician's Friend, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Musician's Friend, Inc. for any period subsequent to December 31, 1998.

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

Larry Thomas	Bruce Ross
Chairman & Co-Chief Executive Officer	Executive Vice President & Chief Financial Officer

Los Angeles, California
February 8, 2001

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$12,934	$6,773
Accounts receivable, less allowance for doubtful accounts $834 (2000) and $1,143 (1999)	20,490	14,127
Merchandise inventories, less reserve $3,225 (2000) and $2,060 (1999)	199,287	160,571
Prepaid expenses and deposits	5,148	3,388
Deferred income tax	5,931	11,918

Total current assets	243,790	196,777
Property and equipment, net	65,861	58,174
Deferred income tax	—	555
Goodwill, net of accumulated amortization $884 (2000) and $665 (1999)	5,367	4,448
Deposits and other assets, non-current	10,551	6,897

	$325,569	$266,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,301	$41,133
Accrued expenses and other current liabilities	30,580	23,446
Merchandise advances	10,512	8,455
Revolving line of credit	35,868	42,770
Current portion of long-term debt	495	437

Total current liabilities	149,756	116,241
Other long-term liabilities	2,770	2,070
Deferred tax liability	2,160	—
Long-term debt	67,420	68,221

Total liabilities	222,106	186,532
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at December 31, 2000 and December 31, 1999, none issued and outstanding	—	—
Common Stock, $0.01 par value per share, authorized 55,000 shares, issued and outstanding 22,087 at December 31, 2000 and 22,023 at December 31, 1999, respectively	221	221
Additional paid in capital	244,693	244,003
Accumulated deficit	(141,451)	(163,905)

Total stockholders' equity	103,463	80,319

	$325,569	$266,851

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Net sales	$785,671	$620,081	$485,714
Cost of goods sold, buying and occupancy	580,749	456,797	353,487

Gross profit	204,922	163,284	132,227
Selling, general and administrative expenses	156,698	128,416	108,449
Transaction and conversion costs	—	4,674	—

Operating income	48,224	30,194	23,778
Interest expense, net	12,466	10,734	9,582
Interest expense to related party	—	501	1,262
Other (income)	—	—	(324)

Income before income taxes and cumulative effect of change in accounting principle	35,758	18,959	13,258
Income tax expense (benefit)	13,304	(391)	(3,155)

Income before cumulative effect of change in accounting principle	22,454	19,350	16,413
Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax of $578	—	1,074	—

Net income	$22,454	$18,276	$16,413

Net income per share
Basic	$1.02	$0.83	$0.76

Diluted	$1.01	$0.82	$0.72

Weighted average shares outstanding
Basic	22,047	22,020	21,676

Diluted	22,247	22,309	22,851

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock	Common Stock	Warrants	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 1997	$—	$193	$6,500	$220,514	$(198,494)	$28,713
Exercise of warrants/cost of underwriting	—	8	(6,500)	6,394	—	(98)
Exercise of employee stock options	—	—	—	860	—	860
Tax benefit from exercise of employee stock options	—	—	—	427	—	427
Distribution to beneficiaries	—	—	—	—	(100)	(100)
Net income	—	—	—	—	16,413	16,413

Balance at December 31, 1998	—	201	—	228,195	(182,181)	46,215
Exercise of employee stock options	—	—	—	208	—	208
Issuance of stock for merger	—	20	—	(20)	—	—
Contribution of land and building	—	—	—	1,750	—	1,750
Conversion of related party debt to equity	—	—	—	13,870	—	13,870
Net income	—	—	—	—	18,276	18,276

Balance at December 31, 1999	—	221	—	244,003	(163,905)	80,319
Exercise of employee stock options	—	—	—	690	—	690
Net income	—	—	—	—	22,454	22,454

Balance at December 31, 2000	$—	$221	$—	$244,693	$(141,451)	$103,463

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2000	1999	1998
OPERATING ACTIVITIES:
Net income	$22,454	$18,276	$16,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,043	8,252	4,993
Amortization of deferred financing fees	408	240	240
Loss (gain) on sale of property	13	—	(324)
Change in deferred tax asset	8,702	(2,041)	(5,431)
Tax benefit from exercise of stock options	—	—	427
Cumulative effect of change in accounting principle to write-off pre-opening costs	—	1,652	—
Changes in operating assets and liabilities:
Accounts receivable	(6,363)	(513)	4,134
Merchandise inventories	(37,457)	(33,614)	(35,080)
Prepaid expenses and deposits	(1,760)	(601)	(1,331)
Other assets	(1,420)	(2,569)	(123)
Accounts payable	31,168	5,981	6,979
Accrued expenses and other current liabilities	6,946	7,512	(3,229)
Other long-term liabilities	700	500	553
Merchandise advances	2,057	1,308	3,230

Net cash provided by (used in) operating activities	36,491	4,383	(8,549)
INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	733
Purchase of property and equipment	(17,862)	(19,768)	(21,678)
Investment in non-consolidated entity	(3,307)
Acquisition of businesses, net of cash	(2,206)	—	(1,058)

Net cash used in investing activities	(23,375)	(19,768)	(22,003)
FINANCING ACTIVITIES:
Net change in revolving debt facility	(6,902)	21,920	18,850
Proceeds from exercise of stock options	690	208	860
Warrant underwriting	—	—	(98)
Borrowings under related party debt	—	—	3,142
Distributions to beneficiaries	—	—	(100)
Payments under capital lease	(743)	(442)	—

Net cash (used in) provided by financing activities	(6,955)	21,686	22,654
Net increase (decrease) in cash and cash equivalents	6,161	6,301	(7,898)
Cash and cash equivalents at beginning of year	6,773	472	8,370

Cash and cash equivalents at end of period	$12,934	$6,773	$472

NON-CASH INVESTING ACTIVITIES:
Borrowings under capital leases	—	890	—
Contribution of land and building	—	1,750	—
Related party debt converted to equity	—	13,870	—
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the merger	—	1,900	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,061	$11,001	$9,997
Income taxes	$2,603	$1,146	$626

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1. Nature of Business and Significant Accounting Policies

  Nature of Business

    Guitar Center, Inc. and subsidiaries (the "Company") operates a chain of retail stores and a direct response unit which sell musical instruments, primarily guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. At December 31, 2000, we operated 83 stores in major cities throughout the United States with 19 of the stores located in California.

  Principles of Consolidation

    The consolidated financial statements include the financial statements of Guitar Center, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    We account for investments where we own less than 20% of the voting common stock under the cost method of accounting.

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

  Store Pre-opening Costs

    Effective January 1, 1999, we adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires all store pre-opening costs to be expensed as incurred. As a result of this adoption, we recorded a charge for the cumulative effect of this change in accounting principle of $1,074,000 (net of taxes of $578,000), or $0.05 per basic and diluted share, in the Statement of Income for the year ending December 31, 1999.

  Advertising Costs

    We expense retail advertising as incurred. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, "Reporting of Advertising Costs." Advertising

expense included in the Statements of Income for the years ended December 31, 2000, 1999 and 1998 is $27,868,000, $24,566,000 and $17,775,000, respectively.

  Merchandise Advances

    Merchandise advances primarily represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer and outstanding gift certificates which are recorded as a liability until redemption by the customer.

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

  Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business combinations and is being amortized on a straight-line basis over 20 to 30 years.

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

  Concentration of Credit Risk

    Our deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards. In certain instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $1,854,000 and $2,670,000 at December 31, 2000 and 1999, respectively. Credit losses have historically been within our expectations.

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

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

  Earnings Per Share

    The following table summarizes the reconciliations of Basic to Diluted Weighted Average Shares as required by SFAS No. 128 for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
	(in thousands)
Basic shares	22,047	22,020	21,676
Common stock equivalents—dilutive effect of options outstanding	200	289	1,175

Diluted shares	22,247	22,309	22,851

    Net income is the same for diluted and basic per share data. Options to purchase 1.4 million shares of Common Stock at prices ranging from $12.33 to $28.56 per common share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common share.

  Fair Value of Financial Instruments

    The carrying amount of our financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of our short-term instruments reflects the fair value based upon current rates available to us for similar debt. As of December 31, 2000 the fair value of our long-term debt instrument was $60.0 million, based on quoted market prices.

    Our cost basis investment is valued at cost which approximates fair value as determined through comparison to other third party investors. We will periodically recognize permanent impairment, if any.

2. Merger

    On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., pursuant to a merger agreement. Each share of Musician's Friend Common Stock was converted into approximately 10.02 shares of Guitar Center Common Stock. In total, 1.9 million shares of Common Stock were issued.

    Under the terms of the merger agreement, 30% of the total shares issued were placed in escrow for general indemnification purposes and for indemnification against damages related to specific tax issues. In the first quarter of 2000, the 10% general escrow was resolved whereby 50,002 shares of Common Stock were returned to Guitar Center and the balance released to the former Musician's Friend stockholders.

    The merger was accounted for under the pooling of interests method. Accordingly, our financial statements have been restated for all periods to include the results of Musician's Friend.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000

3. Merchandise Inventories

    The major classes of merchandise inventories are as follows:

	December 31,
	2000	1999
	(in thousands)
Major goods	$137,321	$109,037
Associated accessories	37,778	31,276
Vintage guitars	4,925	4,785
Used merchandise	9,977	6,130
General accessories	9,286	9,343

	$199,287	$160,571

    Major goods includes stringed merchandise, percussion, keyboards and pro-audio and recording equipment. Associated accessories are comprised of accessories to major goods. General accessories includes other merchandise such as apparel, cables and books.

4. Property and Equipment

    Property and equipment consists of the following:

	December 31,
	2000	1999
	(in thousands)
Land	$2,996	$2,996
Buildings	9,649	9,490
Furniture and fixtures	13,726	10,936
Computer equipment	22,143	17,656
Leasehold improvements	52,531	41,713
Construction in progress	307	1,016

	101,352	83,807
Less accumulated depreciation	35,491	25,633

	$65,861	$58,174

5. Debt

    At December 31, 2000, we had outstanding $66.7 million of Senior Notes. The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis. The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at our option, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. The holders of the Senior Notes have the right to require us to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature on July 1, 2006.

    In the fourth quarter of 1999, we terminated our prior credit facility (the "1999 Facility") and entered into a new five-year revolving credit facility which permits borrowings of up to $100 million, subject to borrowing base limitations ($99.2 million at December 31, 2000). The amount available can be increased at our election up to $150 million, subject to compliance with the terms of the loan agreement. We were in compliance with such covenants at December 31, 2000. A fee of 0.25% is assessed on the unused portion of the facility. Borrowings bear interest at either the prime rate (9.5% at December 31, 2000) plus 0.5% or at LIBOR (6.5% at December 31, 2000) plus 1.5% at our option, with interest due monthly. At December 31, 2000, we had $35.9 million outstanding on the line of credit and $1.9 million outstanding on standby letters of credit. At December 31, 2000, we had $61.4 million available borrowings under the line of credit.

    The new credit facility is secured by certain assets of our Company, and the actual amount available is tied to the amount of our working capital base, as defined in the loan agreement. The financing was arranged through Foothill Capital Corporation, which is a member of the Wells Fargo group of companies.

6. Transaction and Conversion Costs

    Transaction and store conversion costs totaled $4.7 million during the twelve months ended December 31, 1999. These costs relate to the merger with Musician's Friend during the second quarter of 1999 and principally include financial advisory fees ($1.3 million), legal and accounting fees ($1.2 million), a severance accrual for a former Musician's Friend executive ($0.8 million), and certain costs associated with the conversion of Musician's Friend stores to the Guitar Center format.

7. Segment Information

    In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable business segments are retail (stores) and direct response (catalog and Internet). We evaluate segment performance based primarily on sales and income before income taxes and cumulative effect of change in accounting principle.

    Sales, depreciation and amortization, income (loss) before income taxes and cumulative effect of change in accounting principle, capital expenditures, and total assets are summarized as follows for the twelve months ended December 31, 2000, 1999 and 1998 (in thousands):

	Retail 2000	Direct Response 2000	Total	Retail 1999	Direct Response 1999	Total
Sales	$652,341	$133,330	$785,671	$536,650	$83,431	$620,081
Depreciation and amortization	10,077	966	11,043	7,450	802	8,252
Income (loss) before income taxes and cumulative effect of change in accounting principle	27,992	7,766	35,758	22,551	(3,592)	18,959
Capital expenditures	16,693	1,169	17,862	16,372	3,396	19,768
Total assets	$290,972	$34,597	$325,569	$241,247	$25,604	$266,851

	Retail 1998	Direct Response 1998	Total
Sales	$411,377	$74,337	$485,714
Depreciation and amortization	4,568	425	4,993
Income(loss) before income taxes and cumulative effect of change in accounting principle	22,549	(9,291)	13,258
Capital expenditures	20,150	1,528	21,678
Total assets	$190,328	$17,730	$208,058

8. Investment in Non-Consolidated Entity

    During 2000, we invested through a wholly owned subsidiary, Musician's Choice, Inc., approximately $3.3 million in a non-consolidated entity, Musician.com Internet Network, Inc. ("Musician.com"). As of December 31, 2000, we owned approximately 14.2% of the voting common stock of Musician.com. As of that date we also owned additional shares of non-voting common stock and non-voting preferred stock with a liquidation preference of $2.7 million. Musician.com operates community based musician websites offering a wide range of services to empower amateur and professional musicians. We account for this investment under the cost method will periodically and recognize permanent impairments in value, if any.

9. Lease Commitments

    We lease offices, most of our retail store facilities, and two of our distribution centers under various operating leases which expire at varying dates through December 2015. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

    The total minimum lease commitment at December 31, 2000, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2001	$17,733
2002	18,041
2003	17,938
2004	17,544
2005	17,570
Thereafter	$67,844

    Total rent expense included in the statements of income for the years ended December 31, 2000, 1999 and 1998 is $15,587,000, $11,749,000, and $7,759,000, respectively.

10. Benefit Plans

  Profit Sharing Plan

    We have a Profit Sharing Plan (the "Plan") which covers substantially all Guitar Center employees who meet a minimum employment requirement. Our Board of Directors can elect to contribute up to

15% of the participants' compensation for any plan year, subject to a maximum of $30,000 per participant. Effective January 1, 2001, the Profit Sharing Plan year end changed to December 31 from October 31. Accordingly, vesting was accelerated by one year for all participants. For the Plan years ended October 31, 2000 and 1999 we declared total contributions of $414,000 and $274,000, respectively, which are included in accrued liabilities. In 2000 and 1999, $200,000 and $244,000, respectively, of Plan assets that had been forfeited by terminated employees, were reallocated to participants.

  401(k) Plan

    As of January 2001, we instituted a 401(k) plan which is available to substantially all Guitar Center employees. Employees may contribute portions of their wages on a tax-deferred basis to the plan. Employees immediately vest 100% in their own contributions.

11. Stock Option Plans

  1996 Performance Stock Option Plan

    In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provided for the granting of options to officers and key employees. The number of options granted were 1,503,323 with an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant and generally vested ratably over three years. No further options are available for grant under the 1996 Plan.

  Management Stock Option Agreements

    In June 1996, we granted options to two officers to purchase 795,969 shares at an exercise price of $10.89 per share. Under the terms of the option agreements, the conditions for full accelerated vesting occurred during 1997. No additional options are available for grant under this plan.

  1997 Equity Participation Plan

    In January 1997, the 1997 Equity Participation Plan (the "1997 Plan") was adopted. Under the 1997 Plan, we may grant options to purchase up to 2,725,000 shares of Common Stock, $.01 par value ("Common Stock"); provided, however, that grants to any one individual may not exceed 250,000 shares of Common Stock in any calendar year. Options granted under the 1997 Plan vest ratably over various terms. As of December 31, 2000, 2,438,286 options had been granted under the 1997 Plan.

    In connection with the merger with Musician's Friend, stock options to purchase 250,505 shares of Common Stock were assumed. The assumed stock options have exercise prices of $19.96 to $21.96 per share, with a weighted average exercise price of $20.31.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000

11. Stock Option Plans (Continued)

    We apply APB Opinion No. 25 in accounting for our plans. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	2000	December 31, 1999	1998
	(in thousands, except per share data-unaudited)
Pro forma net income	$21,632	$14,359	$13,958
Pro forma net income per share (basic)	$0.98	$0.65	$0.64
Pro forma net income per share (diluted)	$0.97	$0.64	$0.61
Risk free interest rate	5.2%	6.2%	4.5%
Expected lives	10.0	10.0	10.0
Expected volatility	60.0%	82.0%	70.0%
Expected dividends	—	—	—

    Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 1997	1,519,968	$11.04
Granted	1,027,959	20.87
Exercised	(78,545)	10.89
Forfeited	(30,825)	18.89
Expired	—	—

Balance at December 31, 1998	2,438,557	15.09
Granted	495,319	17.51
Exercised	(19,069)	10.89
Forfeited	(123,951)	20.05
Expired	—	—

Balance at December 31, 1999	2,790,856	15.33
Granted	915,008	11.10
Exercised	(63,541)	10.89
Forfeited	(164,702)	18.74
Expired	—	—

Balance at December 31, 2000	3,477,621	$14.13

    At December 31, 2000, the outstanding stock options had an exercise price ranging from $8.34 to $28.56 per share and a remaining contractual life of 6-10 years.

    At December 31, 2000, the number of stock options exercisable was 1,956,578 which had exercise prices ranging from $8.34 to $28.56.

12. Income Taxes

    Total income tax (benefit) before cumulative effect of change in accounting principle for the years ended December 31, 2000, 1999 and 1998 consists of:

2000	Current	Deferred	Total
Federal	$3,454	$8,332	$11,786
State	1,148	370	1,518

	$4,602	$8,702	$13,304

1999	Current	Deferred	Total
Federal	$929	$(1,710)	$(781)
State	721	(331)	390

	$1,650	$(2,041)	$(391)

1998	Current	Deferred	Total
Federal	$1,636	$(5,431)	$(3,795)
State	640	—	640

	$2,276	$(5,431)	$(3,155)

    Actual income tax (benefit) for 2000, 1999 and 1998 differs from the statutory tax rate of 35% as applied to income before income taxes and cumulative effect of change in accounting principle as follows:

	2000	1999	1998
	(in thousands)
Expected income tax expense	$12,515	$6,636	$4,640
State income taxes, net of federal tax benefit	892	428	605
Non deductible items	106	1,586	552
Current use of NOL	—	(1,896)	(1,096)
Change in valuation allowance	—	(7,145)	(7,856)
Other	(209)	—	—

Actual income tax expense (benefit)	$13,304	$(391)	$(3,155)

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000

12. Income Taxes (Continued)

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2000	1999
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$4,155	$9,743
State net operating loss carryforwards	177	324
Deferred compensation	855	609
Accrued liabilities	1,602	1,318
Inventory reserves	3,582	2,735
Alternative minimum tax carryforward	880	632

Total gross deferred tax assets	11,251	15,361

Deferred tax liabilities
Depreciation	6,774	2,353
Other	706	535

Total gross deferred liabilities	7,480	2,888

Deferred tax assets, net of deferred tax liabilities	3,771	12,473

Less valuation allowance	—	—

Net deferred tax assets	$3,771	$12,473

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $11.9 million prior to the expiration of the net operating loss carryforwards in 2011.

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

    During 1998, the Internal Revenue Service ("IRS") took the position that the Trust was an association which is taxable as a corporation and not as a trust. Accordingly, the IRS asserted that the Trust was required to file its tax returns and pay income taxes at corporate rates in effect. Alternatively, the IRS contended that the Trust and related beneficiaries were formed to avoid federal income taxes which were legally owed by the Trust and the individuals involved. As a result, the IRS issued reports to the Trust claiming taxes due of $4,443,000 for the years 1994 - 1996, with penalties aggregating $1,286,000 and related interest. No claims relating to 1997 have been quantified to date in the IRS reports. The Musician's Friend business was operated as an S corporation for years prior to 1994. Accordingly, Musician's Friend's taxable income for 1994 and prior years had been attributed to the owners. Effective January 1, 1998, the Trust contributed the Musician's Friend business to a Delaware corporation taxable as a C corporation. By the express terms of the contribution agreement, that corporation did not assume any liability of the Trust or its beneficiaries for prior period taxes.

    The Trust is currently contesting the positions of the IRS. Guitar Center has not provided for income tax expense related to this matter in its consolidated financial statements because its subsidiary, Musician's Friend, Inc., did not assume any liabilities related to this dispute when it was formed in January 1998 and therefore Guitar Center believes the liability related to any resolution of this matter properly resides with the Trust and its beneficiaries. Pursuant to the merger agreement, 20% of the shares otherwise issuable to the former stockholders of Musician's Friend have been placed in escrow pending resolution of this matter.

    The proceedings with the IRS may result in net operating losses (NOLs) that have previously been recognized by us in our consolidated financial statements being deemed to be the property of the former stockholders. Guitar Center has filed a protective claim with the stockholders that such a loss of tax benefit would be subject to indemnification under the express terms of the Agreement and Plan of Merger among the parties dated May 13, 1999. If such NOLs were lost and the indemnification claim asserted and paid, we would be obligated to pay prior period federal income taxes previously offset by the use of NOLs, but would be entitled to an offsetting recovery of common stock held in escrow under the Agreement and Plan of Merger. This issue is not resolved as of the date of this report and we can provide no assurance as to the ultimate outcome of this matter. Given the high level of uncertainty that surrounds this matter, no provision has been made in our financial statements.

13. Accrued Expenses and Other Current Liabilities

	December 31,
	2000	1999
	(in thousands)
Wages, salaries and benefits	$7,903	$5,758
Sales tax payable	7,407	5,701
Accrued interest	3,860	3,788
Other	11,410	8,199

	$30,580	$23,446

14. Preferred Stock

  Redeemable Senior Preferred Stock and Warrants

    We have authorized 5,000,000 shares of Preferred Stock. All outstanding shares (Senior Preferred Shares) were redeemed in conjunction with our initial public offering in 1997.

    In connection with the issuance of the Senior Preferred Stock, the holders received detachable warrants (in addition to the Senior Preferred Stock) for the aggregate $20.0 million paid. The warrants were exchangeable for 676,325 shares of Common Stock and were to expire on June 5, 2006. The market value of the warrants at issuance was deemed to be $6.5 million with the Senior Preferred Stock valued at $13.5 million. The warrants were exercisable at a price of $0.01 per share. On June 3, 1998, the warrants were exercised and converted into shares of Common Stock on a cashless exercise basis. The effect to our total stockholders' equity was immaterial.

15. Legal

    We are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that, if decided adversely to us, would reasonably be expected to have a material adverse effect on our financial condition or results of operations.

16. Quarterly Financial Data (unaudited)

	Fiscal 2000
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$175,846	$178,552	$191,001	$240,272	$785,671
Gross profit	$45,271	$46,032	$48,190	$65,429	$204,922
Net income	$4,114	$4,050	$4,275	$10,015	$22,454
Net income per share (diluted)	$0.19	$0.18	$0.19	$0.45	$1.01
	Fiscal 1999
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$135,433	$139,186	$152,523	$192,939	$620,081
Gross profit	$35,046	$36,846	$38,984	$52,408	$163,284
Net income (loss)	$575	$(149)	$3,393	$14,457	$18,276
Net income (loss) per share (diluted)	$0.03	$(0.01)	$0.15	$0.66	$0.82

SCHEDULE II

GUITAR CENTER, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2000 and 1999

(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Other	Balance at end of year
December 31, 2000
Allowance for doubtful receivables	$1,143	—	309	—	$834
Allowance for obsolescence & damaged goods	$2,060	1,165	—	—	$3,225
December 31, 1999
Allowance for doubtful receivables	$3,455	—	2,312	—	$1,143
Allowance for obsolescence & damaged goods	$2,094	—	34	—	$2,060

QuickLinks

PART I
PART II
PART III
PART IV
INDEX TO EXHIBITS
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT AUDITORS
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
GUITAR CENTER, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000
GUITAR CENTER, INC. AND SUBSIDIARY VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2000 and 1999 (amounts in thousands)