Form 10-Q
period 2001-03-31
GUITAR CENTER INC
filed 2001-05-09
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-22207

GUITAR CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4600862 (I.R.S. Employer Identification Number)
5795 LINDERO CANYON ROAD WESTLAKE VILLAGE, CALIFORNIA (Address of principal executive offices)	91362 (Zip Code)

(818) 735-8800
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/            No / /

As of May 7, 2001, 22,238,441 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

INDEX

Part I.	Financial Information
	Item 1. Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets—March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Income—Three months ended March 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows—Three months ended March 31, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II.	Other Information
	Item 1. Not Applicable
	Item 2. Not Applicable
	Item 3. Not Applicable
	Item 4. Submission of Matters to a Vote of Security Holders	13
	Item 5. Other Information	13
	Item 6. Exhibits	14

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(in thousands)

	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$7,588	$12,934
Accounts receivable, net	18,139	20,490
Merchandise inventories, net	206,575	199,287
Prepaid expenses and deposits	5,389	5,148
Deferred income tax	5,931	5,931

Total current assets	243,622	243,790
Property and equipment, net	69,546	65,861
Goodwill, net	5,312	5,367
Other assets	11,511	10,551

	$329,991	$325,569

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,354	$72,301
Accrued expenses and other current liabilities	22,978	30,580
Merchandise advances	10,674	10,512
Revolving line of credit	52,544	35,868
Current portion of long-term debt	496	495

Total current liabilities	149,046	149,756
Other long-term liabilities	2,925	2,770
Deferred tax liability	2,160	2,160
Long-term debt	67,222	67,420

Total liabilities	221,353	222,106
Stockholders' equity
Preferred Stock; authorized 5,000 shares at March 31, 2001 and December 31, 2000, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,106 at March 31, 2001 and 22,087 at December 31, 2000, respectively	221	221
Additional paid in capital	244,903	244,693
Accumulated deficit	(136,486)	(141,451)

Total stockholders' equity	108,638	103,463

	$329,991	$325,569

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Three months ended March 31,
	2001	2000
Net sales	$213,152	$175,846
Cost of goods sold, buying and occupancy	158,321	130,575

Gross profit	54,831	45,271
Selling, general and administrative expense	43,756	35,697

Operating income	11,075	9,574
Interest expense, net	3,067	2,931

Income before income tax expense	8,008	6,643
Income tax expense	3,043	2,529

Net income	$4,965	$4,114

Net income per share
Basic	$0.22	$0.19

Diluted	$0.22	$0.19

Weighted average shares outstanding
Basic	22,095	22,023

Diluted	22,573	22,024

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2001	2000
Operating activities
Net income	$4,965	$4,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,240	2,582
Amortization of deferred financing fees	106	97
Loss on sale of assets	16	—
Changes in operating assets and liabilities:
Accounts receivable	2,351	1,739
Merchandise inventories	(7,288)	(9,299)
Prepaid expenses	(241)	(255)
Other assets	(1,319)	(2,011)
Accounts payable	(9,947)	5,077
Accrued expenses and other current liabilities	(7,602)	(2,211)
Other long-term liabilities	155	230
Merchandise advances	162	595

Net cash provided by (used in) operating activities	(15,402)	658
Investing activities
Purchase of property and equipment	(6,649)	(4,129)
Proceeds from sale of assets	16	—

Net cash used in investing activities	(6,633)	(4,129)
Financing activities
Net change in revolving debt facility	16,676	5,391
Proceeds from exercise of stock options	210	—
Payments under capital lease	(197)	(179)

Net cash provided by financing activities	16,689	5,212

Net increase in cash and cash equivalents	(5,346)	1,741
Cash and cash equivalents at beginning of year	12,934	6,773

Cash and cash equivalents at end of period	$7,588	$8,514

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.  General

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center", the "Company", "we", "us" or "our") as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and consolidated notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  Acquisition of American Music Group Ltd.

  In April 2001, we acquired the assets of American Music Group Ltd. and related corporations, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories. The transaction will be accounted for as a purchase. Under the terms of the agreement, we paid total consideration of $16.9 million, consisting of approximately $14.4 million in cash and $2.5 million in the form of 115,357 newly-issued shares of Guitar Center common stock. In addition, we assumed $16 million in American Music Group debt. There is a $2.5 million hold back on the transaction pending American Music Group meeting certain operating objectives for 2001.

  As of the date of this filing we are in the process of assigning fair value to the underlying acquired assets in accordance with Accounting Principles Board Statement No. 16 (APB 16). Any consideration paid in excess of fair value assigned will be recorded as goodwill and amortized over twenty years. In February 2001, the Financial Accounting Standards Board (FASB) issued an exposure draft which proposes to modify the accounting for intangible assets and goodwill. Among the provisions of the proposed statement is the elimination of goodwill amortization, replacing it with periodic impairment testing. The proposed statement has been circulated for public comment and a final statement is presently expected to be issued in June 2001.

3.  Segment Information

  In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable business segments are retail (stores) and direct response (catalog and Internet). Management evaluates segment performance based primarily on revenue and income before income taxes.

  Net sales, income before income tax expense and total assets are summarized as follows for the quarters ended March 31, 2001 and March 31, 2000 (in thousands):

	Three Months Ended March 31, 2001
	Retail	Direct Response	Total
Net sales	$174,186	$38,966	$213,152
Income before income tax expense	5,236	2,772	8,008
Total assets	298,423	31,568	329,991
	Three Months Ended March 31, 2000
	Retail	Direct Response	Total
Net sales	$145,348	$30,498	$175,846
Income before income tax expense	5,502	1,141	6,643
Total assets	255,595	24,270	279,865

4.  Debt

  In the second quarter of 2001, we amended our credit facility with Foothill Capital Corporation. The amended agreement provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a permanent limitation of $15 million. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

5.  Income Taxes

  In our Annual Report on Form 10-K for the year ended December 31, 2000, we reported on a pending tax audit involving the former stockholders of the Musician's Friend business regarding the conduct of that business prior to the merger with Guitar Center, and that such proceedings might result in the loss of net operating loss carryforwards which have previously been recognized by us in our consolidated financial statements. Based on correspondence provided to us by the former stockholders of Musician's Friend, we believe that this matter has now been resolved at no cost to Guitar Center and without any change to the tax benefits available to us.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We operated 84 retail locations in 45 major markets and 4 stores in secondary markets as of March 31, 2001. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. From 1996 to 2000, our net sales grew at an annual compound rate of 31.9%, principally due to the comparable store sales growth of our Guitar Center stores averaging 10% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center and Musician's Friend brand names. We do not expect comparable store sales to continue to increase at historical rates.

    We opened fourteen stores in 2000, one of which was acquired from Veneman Music in May. As of March 31, 2001, we had opened five additional Guitar Center stores. Presently, we expect to open four additional larger format Guitar Center stores and three smaller format Guitar Center stores during the remainder of 2001. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

    As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music products retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to grow our direct response business, particularly opportunities to increase our Internet activities. We expect to make significant investments in the e-commerce and related business activities of Guitar Center and Musician's Friend.

    The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended March 31,
	2001	2000
Net sales	100.0%	100.0%
Gross profit	25.7	25.7
Selling, general and administrative expense	20.5	20.3

Operating income	5.2	5.4
Interest expense, net	1.5	1.7

Income before income tax expense	3.7	3.7
Income tax expense	1.4	1.4

Net income	2.3	2.3

Results Of Operations

  Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Net sales increased to $213.2 million for the three months ended March 31, 2001, from $175.8 million for the comparable prior period, a 21.2% increase. Net sales from retail stores totaled

$174.2 million, an increase of $28.8 million, or 19.8%. Sales from new stores contributed $18.9 million, or 65.5% of the increase. Comparable store sales increased 7%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory as described in the following paragraph and good store sales performance due to the effect of successful promotions. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from the direct response channel totaled $39.0 million, an $8.5 million increase from the first quarter of 2000. Catalog sales for the three months ended March 31, 2001 compared to 2000 decreased 4.2% to $21.7 million from $22.7 million and Internet sales increased 120.3% to $17.3 million from $7.8 million for the same period last year, showing a trend in favor of Internet orders which is expected to continue.

    Gross profit dollars for the three months ended March 31, 2001 compared to 2000 increased 21.1% to $54.8 million from $45.3 million. Gross profit as a percentage of net sales for the three months ended March 31, 2001 and 2000 was 25.7%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 24.4% compared to 25.3% in the first quarter of 2000. The reduction in gross profit margin is primarily due to aggressive pricing on certain inventory, particularly in the guitar and technology categories, designed to narrow our merchandise assortment. These actions were taken to position us to take advantage of upcoming buying opportunities and respond to continuing economic and competitive challenges. The gross profit margin for the direct response division was 31.5% for the quarter compared to 27.7% in the first quarter of 2000. The increase is primarily due to a higher priced assortment offered during the quarter, improved selling margin and effective targeted marketing.

    Selling, general and administrative expenses for the three months ended March 31, 2001 compared to 2000 increased 22.6% to $43.8 million from $35.7 million. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2001 compared to 2000 increased to 20.5% from 20.3%. Selling, general and administrative expenses for the retail stores in the first quarter, inclusive of pre-opening costs and corporate general and administrative expenses were 20.0% of sales compared to 19.9% in last year's first quarter. Selling, general and administrative expenses for the direct response division were 23.0% of sales in the first quarter compared to 22.2% in the same period last year. The increase reflects higher marketing costs as a result of additional mailings of the catalogs to prospective customers, which resulted in a lower than anticipated response rate.

    Operating income for the three months ended March 31, 2001 was $11.1 million compared to $9.6 million for the same three months of 2000, an increase of 15.7%. As a percentage of sales, operating income was 5.2% in the three months ended March 31, 2001 and 5.4% in 2000. The decrease in operating margin is principally due to the decrease in operating income from the retail stores partially offset by the increase in gross margin in the direct response division.

    Interest expense, net for the three months ended March 31, 2001 increased to $3.1 million from $2.9 million in the same period of 2000. The increase reflects increased borrowings under our credit facility, partially offset by a reduction in interest rates applicable to those borrowings.

    In the three months ended March 31, 2001, a $3.0 million provision for income taxes was recorded compared to $2.5 million for the same period last year.

    Net income for the three months ended March 31, 2001 was $5.0 million, compared to net income of $4.1 million in the first quarter of 2000. The increase is primarily due to Internet sales increasing by 120.3%.

Liquidity and Capital Resources

    Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of March 31, 2001, we had $52.5 million outstanding under the 2000 Credit Facility, excluding $724,000 outstanding on standby letters of credit, and had available borrowings of approximately $53.3 million.

    In the second quarter of 2001, we amended our credit facility with Foothill Capital Corporation in connection with our acquisition of American Music Group Ltd. The amended agreement provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a permanent limitation of $15 million. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

    For the three months ended March 31, 2001, net cash used in operating activities was $15.4 million, which principally consisted of purchases of inventory, and decreases in accounts payable and accrued expenses. Cash used in investing activities totaled $6.6 million, which principally consisted of capital expenditures under our store expansion program. Cash provided by financing activities totaled $16.7 million, which principally consisted of borrowings under the credit facility.

    We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the three months ended March 31, 2001, we opened five new stores. Each new large format Guitar Center store typically has required approximately $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller format Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000. Our small format stores will incur approximately $400,000 in capital expenditures and require approximately $800,000 in inventory.

    We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. We leased a new distribution facility for Musician's Friend in Kansas City, which is operational. During the second quarter of 2001, we will close our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidate all direct response fulfillment in Kansas City. The consolidation will result in an after-tax change of approximately $0.02 per share in the second quarter.

    We also plan to construct a distribution facility to support the retail business. The construction and operation of the retail distribution facility will require the expenditure of significant capital, as well as the development of a team of key employees to manage this new function.

    We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of the Guitar Center and Musician's Friend brands on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

    Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 stores in 2000 and 13 stores in 1999, and currently anticipate opening approximately seven additional stores in 2001 and approximately

12 to 16 stores in 2002. Some of these stores will be new smaller format units designed for secondary markets.

    We believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. In April 2001, we acquired the assets of American Music Group Ltd. and related corporations, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories. The transaction will be accounted for as a purchase. Under the terms of the agreement, we paid total consideration of $16.9 million, consisting of approximately $14.4 million in cash and $2.5 million in the form of 115,357 newly-issued shares of Guitar Center common stock. In addition, we assumed $16 million in American Music Group debt. There is a $2.5 million hold back on the transaction pending American Music Group meeting certain operating objectives for 2001. As of the date of this filing we are in the process of assigning fair value to the underlying acquired assets in accordance with Accounting Principles Board Statement No. 16 (APB 16). Any consideration paid in excess of fair value assigned will be recorded as goodwill and amortized over twenty years. In February 2001, the Financial Accounting Standards Board (FASB) issued an exposure draft which proposes to modify the accounting for intangible assets and goodwill. Among the provisions of the proposed statement is the elimination of goodwill amortization, replacing it with periodic impairment testing. The proposed statement has been circulated for public comment and a final statement is presently expected to be issued in June 2001.

    We may also consider acquisitions which are complimentary to other parts of our business, such as our direct response division, if attractive opportunities can be identified. While we cannot assure you that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

Seasonality

    Our operating results are not highly seasonal, except for the effect of the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter.

Income Taxes

    In our Annual Report on Form 10-K for the year ended December 31, 2000, we reported on a pending tax audit involving the former stockholders of the Musician's Friend business regarding the conduct of that business prior to the merger with Guitar Center, and that such proceedings might result in the loss of net operating loss carryforwards which have previously been recognized by us in our consolidated financial statements. Based on correspondence provided to us by former stockholders of Musician's Friend, we believe that this matter has now been resolved at no cost to Guitar Center and without any change to the tax benefits available to us.

Inflation

    We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

Forward-Looking Statements; Business Risks

    This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales and new store openings. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparative store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music Group business was only recently acquired by us and may be subject to significant fluctuations as we integrate these activities with the other Guitar Center businesses.

    Sales and earnings trends are also affected by many other factors including, among others, general economic conditions, which recently have been weak, particularly in terms of consumer demand and general retail sales, and the effectiveness of our merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to effect any such update under any circumstances.

    For further discussion of risks associated with the our business, please see the discussion under the caption "Risks Related to the Business" at pages 14 through 18 of our Annual Report on Form 10-K for the year ended December 31, 2000 which has been filed with the Securities and Exchange Commission and may be accessed through the EDGAR database maintained by the SEC at www.sec.gov.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)
Our annual meeting of shareholders (the "Annual Meeting") was held on April 26, 2001. At that time there were present, in person or by proxy, 20,344,593 shares of our common stock.

(b)
At the annual meeting, three items were submitted to a vote of shareholders: (1) the election of directors; (2) the approval of the adoption of the Employee Stock Purchase Plan; and (3) the approval of the amendment to the Amended 1997 Equity Participation Plan to increase the number of shares that may be issued under the plan from 2,725,000 to 3,725,000. Each director was reelected and both proposals approved.

(c)
The results of voting for the election of seven directors at the Annual Meeting were as follows:

Nominee	For	Withheld
Larry Thomas	19,529,856	814,737
Marty Albertson	19,529,871	814,722
Steven Burge	19,249,220	1,095,373
David Ferguson	20,129,223	215,370
Harvey Kibel	20,128,173	216,420
Peter Starrett	20,127,741	216,852
Jeffrey Walker	20,129,151	215,442

    The results of voting for the approval of the Employee Stock Purchase Plan were as follows:

	For	Against	Abstain	Broker Non-Votes
ESPP	15,766,674	474,602	2,557	4,100,760

    The results of voting for the approval of the amendment to the Amended 1997 Equity Participation Plan to increase the number of shares that may be issued under the plan from 2,725,000 to 3,725,000 were as follows:

	For	Against	Abstain	Broker Non-Votes
1997 EPP	12,384,410	3,855,789	3,654	4,100,760

Item 5.  Other Information

    In April 2001, the Board of Directors adopted amendments to our internal policies that will permit directors, officers, certain employees and certain affiliates to enter into so-called "Rule 10b5-1 Plans." Under an appropriate Rule 10b5-1 Plan, a director, officer, employee or affiliate may irrevocably instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the stockholder provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. Accordingly, in the future if any such directors, officers, employees or affiliates implement Rule 10b5-1 Plans, purchases or sales of Guitar Center stock may be executed on their behalf in the open market without regard to whether or not a "window" period is otherwise available for such transaction. Under this policy, officers, directors and certain stockholders covered by the policy and subject to the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934 have been urged to provide an explanatory note on any related filings on Form 4 or Form 5 in the event the transaction reported was executed pursuant to a Rule 10b5-1 Plan. Guitar Center reserves the right to further modify its policies regarding transactions by directors, officers, employees and affiliates at any time or from time to time without public notice.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	Exhibit 3.2	Amended and Restated Bylaws of Guitar Center, Inc., as amended through April 26, 2001.
	Exhibit 10.37*	Amendment to 1997 Equity Participation Plan as approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001.
	Exhibit 10.38*	Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders held April 26, 2001.
	Exhibit 10.39	Amended and Restated Loan and Security Agreement, entered into as of April 26, 2001, between and among, on the one hand, the lenders identified on the signature pages thereof, Foothill Capital Corporation, a California corporation, as agent for the Lenders, and Fleet Retail Finance Inc., a Delaware corporation, as documentation agent, and on the other hand Guitar Center, Inc., Guitar Center Stores, Inc., and Musician's Friend, Inc.
(b)	Reports on Form 8-K:
On February 14, 2001, we filed a Form 8-K which provided Regulation FD information under Item 9 related to earnings guidance and income tax matters.

*
Management contract or other compensation plan or arrangement.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 2001.

Guitar Center, Inc.
/s/ BRUCE L. ROSS Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3.2	Amended and Restated Bylaws of Guitar Center, Inc., as amended through April 26, 2001.
Exhibit 10.37*	Amendment to 1997 Equity Participation Plan as approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001.
Exhibit 10.38*	Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders held April 26, 2001.
Exhibit 10.39
Amended and Restated Loan and Security Agreement, entered into as of April 26, 2001, between and among, on the one hand, the lenders identified on the signature pages thereof, Foothill Capital Corporation, a California corporation, as agent for the Lenders, and Fleet Retail Finance Inc., a Delaware corporation, as documentation agent, and on the other hand Guitar Center, Inc., Guitar Center Stores, Inc., and Musician's Friend, Inc.

*
Management contract or other compensation plan or arrangement.

QuickLinks

Guitar Center, Inc. and subsidiaries
INDEX
Guitar Center, Inc. and subsidiaries Consolidated Balance Sheets (in thousands)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Income (In thousands, except per share data)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Cash Flows (In thousands)
Guitar Center, Inc. and subsidiaries Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Exhibit Index