Form 10-Q
period 2001-06-30
GUITAR CENTER INC
filed 2001-08-03
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-22207

GUITAR CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4600862 (I.R.S. Employer Identification Number)
5795 LINDERO CANYON ROAD WESTLAKE VILLAGE, CALIFORNIA (Address of principal executive offices)	91361 (Zip Code)

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

    As of August 1, 2001, 22,286,235 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

INDEX

Part I.	Financial Information
	Item 1. Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets—June 30, 2001 and December 31, 2000	3
	Consolidated Statements of Income—Three months ended June 30, 2001 and 2000	4
	Consolidated Statements of Income—Six months ended June 30, 2001 and 2000	5
	Consolidated Statements of Cash Flows—Six months ended June 30, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Part II.	Other Information
	Item 1. Not Applicable
	Item 2. Changes in Securities and Use of Proceeds	20
	Item 3. Not Applicable
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	21

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$391	$12,934
Accounts receivable, net	18,006	20,490
Merchandise inventory, net	234,971	199,287
Prepaid expenses and deposits	6,397	5,148
Deferred income tax	5,931	5,931

Total current assets	265,696	243,790
Property and equipment, net	72,933	65,861
Goodwill, net	21,465	5,367
Deposits and other assets, non-current	11,830	10,551

	$371,924	$325,569

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,914	$72,301
Accrued expenses and other current liabilities	25,324	30,580
Merchandise advances	10,287	10,512
Revolving line of credit	78,621	35,868
Current portion of long-term debt	725	495

Total current liabilities	183,871	149,756
Other long-term liabilities	3,092	2,770
Deferred tax liability	2,160	2,160
Long-term debt	67,288	67,420

Total liabilities	256,411	222,106
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at June 30, 2001 and December 31, 2000, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,278 at June 30, 2001 and 22,087 at December 31, 2000, respectively	223	221
Additional paid in capital	247,661	244,693
Accumulated deficit	(132,371)	(141,451)

Total stockholders' equity	115,513	103,463

	$371,924	$325,569

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended June 30,
	2001	2000
Net sales	$213,382	$178,552
Cost of goods sold, buying and occupancy	157,287	132,520

Gross profit	56,095	46,032
Selling, general and administrative expenses	46,170	36,464

Operating income	9,925	9,568
Interest expense, net	3,290	3,034

Income before income taxes	6,635	6,534
Income taxes	2,521	2,484

Net income	$4,114	$4,050

Net income per share
Basic	$0.19	$0.18

Diluted	$0.18	$0.18

Weighted average shares outstanding
Basic	22,232	22,031

Diluted	22,896	22,342

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Six months ended June 30,
	2001	2000
Net sales	$426,534	$354,398
Cost of goods sold, buying and occupancy	315,607	263,095

Gross profit	110,927	91,303
Selling, general and administrative expenses	89,926	72,161

Operating income	21,001	19,142
Interest expense, net	6,356	5,965

Income before income taxes	14,645	13,177
Income taxes	5,565	5,013

Net income	$9,080	$8,164

Net income per share
Basic	$0.41	$0.37

Diluted	$0.40	$0.37

Weighted average shares outstanding
Basic	22,164	22,027

Diluted	22,742	22,081

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2001	2000
Operating activities
Net income	$9,080	$8,164
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,251	5,239
Amortization of deferred financing fees	249	199
Loss on sale of assets	16	—
Changes in operating assets and liabilities:
Accounts receivable	4,441	1,709
Merchandise inventories	(16,155)	(22,231)
Prepaid expenses	(973)	(857)
Other assets	(1,883)	(627)
Accounts payable	(10,818)	12,916
Accrued expenses and other current liabilities	(5,923)	(358)
Other long term liabilities	322	360
Merchandise advances	(225)	403

Net cash (used in) provided by operating activities	(14,618)	4,917
Investing activities
Purchase of property and equipment	(12,427)	(7,784)
Investment in non-consolidated entity	(150)	(2,388)
Purchase of American Music Group, net of cash acquired	(28,482)	—
Purchase of Veneman Music, net of cash acquired	—	(1,456)
Proceeds from sale of assets	16	—

Net cash used in investing activities	(41,043)	(11,628)
Financing activities
Net change in revolving debt facility	42,753	8,324
Proceeds from exercise of stock options	878	158
Payments under capital lease	(513)	(398)

Net cash provided by financing activities	43,118	8,084
Net (decrease) increase in cash and cash equivalents	(12,543)	1,373
Cash and cash equivalents at beginning of year	12,934	6,773

Cash and cash equivalents at end of period	$391	$8,146

Non-cash activities
Guitar Center purchased all of the assets of American Music Group (2001) and the stock of Veneman Music Group (2000). In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	22,628	2,326
Liabilities assumed	(8,235)	(870)
Goodwill	16,181	—
Common stock issued	(2,092)	—

Net cash paid for acquisitions	28,482	1,456
Cash acquired in acquisitions	278	—

Cash paid for acquisitions	28,760	1,456

Borrowings under capital leases	473	—

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.  General

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center," the "Company," "we," "us," or "our") as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

      The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  Acquisitions

      On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories (the "American Music Group"). In consideration of the purchase, we paid $28.5 million in cash and issued 115,358 shares of Guitar Center stock amounting to $2.1 million. We also assumed or repaid liabilities of $8.2 million. As part of the terms of the purchase agreement, there is a $2.5 million hold back on the transaction, pending the American Music Group business meeting certain operating objectives in 2001. The acquisition was accounted for using the purchase method.

      The results of operations for American Music Group were not material to Guitar Center's previous presented consolidated financial statements and, as such, pro-forma financial information are not presented. The results of American Music Group are included in the consolidated financial statements of the Company from the date of the acquisition forward.

      In May 2000, we acquired the stock of Veneman Music Company, Inc., a musical instrument retailer based in Rockville, Maryland. The acquisition was accounted for using the purchase method. All of the debt and other liabilities of Veneman's were either repaid or assumed by us in connection with the closing.

      Goodwill was recorded on the American Music Group and Veneman Music Company, Inc. acquisitions for any consideration paid in excess of fair value. Goodwill is amortized over twenty years. On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative system, which will not require goodwill amortization on a stated basis but rather will require periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We presently intend to adopt the new rules effective January 1, 2002, at which time we will cease to record periodic goodwill charges absent an impairment charge. As of June 30, 2001, we had recorded on our consolidated balance sheet $21.5 million of goodwill, the majority of which relates to the American Music Group acquisition.

3.  Segment Information

      In accordance with the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, our reportable business segments are retail (Guitar Center and American Music Group stores) and direct response (Musician's Friend catalog and Internet). Management evaluates segment performance based primarily on net sales and income before income taxes.

      Net sales, income before income taxes and total assets are summarized as follows for the quarterly and six month periods ended June 30, 2001 and June 30, 2000 (in thousands):

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$180,139	$33,243	$213,382	$354,325	$72,209	$426,534
Income before income taxes	5,490	1,145	6,635	10,727	3,918	14,645
Total Assets	341,302	30,622	371,924	341,302	30,622	371,924
	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$149,579	$28,973	$178,552	$294,926	$59,472	$354,398
Income before income taxes	5,182	1,352	6,534	10,683	2,494	13,177
Total Assets	273,130	24,160	297,290	273,130	24,160	297,290

4.  Debt

      In the second quarter of 2001, we amended our credit facility with Foothill Capital Corporation. The amended agreement provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a limitation of $15 million. In the third quarter of 2001, the credit facility was amended to reduce the $15 million limitation to $10 million until August 31, 2001, at which time the limitation will return to $15 million. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We operated 87 Guitar Center retail locations in 35 major markets and four Guitar Center stores in secondary markets as of June 30, 2001. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, we acquired the assets of American Music Group and related companies in the second quarter of 2001. American Music Group is a leading provider of band instruments and accessories, and primarily focuses on school band and orchestra sales and rentals. This business will be operated as a division of our Guitar Center retail business. The acquisition of the American Music Group business offers us a strong point of entry into the band instrument market. We believe that this acquisition is complementary to our existing Guitar Center stores and direct response business, and that it further enhances our leadership position in the overall musical instrument industry.

    From 1996 to 2000, our net sales grew at an annual compound rate of 31.9%, principally due to the comparable store sales growth of our Guitar Center stores averaging 10% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music Group brand names. We do not expect comparable store sales to continue to increase at historical rates.

    We opened fourteen Guitar Center stores in 2000, one of which was acquired from Veneman Music in May 2000. As of June 30, 2001, we had opened eight additional Guitar Center stores. Presently, we expect to open one to two additional larger formats Guitar Center stores and three to four smaller format Guitar Center stores during the remainder of 2001. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

    As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music products retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our businesses, including through further acquisitions if attractive candidates can be located for reasonable prices.

    The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.3	25.8	26.0	25.8
Selling, general, and administrative expenses	21.6	20.4	21.1	20.4

Operating income	4.7	5.4	4.9	5.4
Interest expense, net	1.6	1.7	1.5	1.7

Income before income taxes	3.1	3.7	3.4	3.7
Income taxes	1.2	1.4	1.3	1.4

Net income	1.9	2.3	2.1	2.3

Results Of Operations

    Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000.

    Net sales increased to $213.4 million for the three months ended June 30, 2001, from $178.6 million for the comparable prior period, a 19.5% increase. Net sales from retail stores totaled

$180.1 million, an increase of $30.6 million, or 20.4%. Sales from new stores, including $6.0 million contributed by the newly acquired American Music Group stores, represented $22.5 million, or 73.6% of the increase. Comparable store sales increased 5%. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $33.2 million, a $4.3 million, or 14.7% increase from the second quarter of 2000. Logistical issues related to the consolidation of warehouse facilities encountered during the final week of June resulted in approximately $2 million in orders unshipped at June 30, 2001, an amount much higher than historical order fulfillment productivity. The delayed orders were instead shipped in July 2001. The growth in direct response sales has been driven by continued increases in Internet sales offset by declining catalog sales. Internet sales increased 79.0% to $16.0 million from $9.0 for the same period last year. Catalog sales for the three months ended June 30, 2001 compared to 2000 decreased 14.0% to $17.2 million from $20.0 million. The trend in favor of Internet sales over catalog sales is expected to continue. We believe that revenues in the direct response division were adversely affected by weak economic conditions that are affecting the hobbyist customer base of this unit.

    Gross profit dollars for the three months ended June 30, 2001 compared to 2000 increased 21.9% to $56.1 million from $46.0 million. Gross profit as a percentage of net sales for the three months ended June 30, 2001 compared to 2000 increased to 26.3% from 25.8%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.7% compared to 25.2% in the second quarter of 2000. The combined results for the retail stores reflect the higher gross margin of the American Music Group business compared to the Guitar Center retail business. Pressure on selling prices is expected to continue for at least the next several quarters in light of a competitive marketplace for retailers and weak economic conditions. The gross profit margin for the direct response division was 29.5% for the quarter compared to 29.1% in the second quarter of 2000.

    Selling, general and administrative expenses for the three months ended June 30, 2001 compared to 2000 increased 26.6% to $46.2 million from $36.5 million. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2001 compared to 2000 increased to 21.6% from 20.4%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 21.0% as a percentage of sales compared to 20.0% in last year's second quarter. The increase reflects increased rent and related relocation expenses for the new corporate office occupied in April 2001 and the higher level of expense for the American Music Group business as compared to the Guitar Center retail business. Selling, general and administrative expenses for the direct response division were 25.1% as a percentage of sales in the second quarter compared to 22.4% in the same period last year. The increase primarily reflects costs associated with the closing of our Medford and Knoxville fulfillment centers, and consolidation of operations to Kansas City.

    Operating income, for the reasons stated above, increased from $9.6 million to $9.9 million, or 3.7%, for the three months ended June 30, 2001 as compared to 2000.

    Interest expense, net for the three months ended June 30, 2001 increased to $3.3 million from $3.0 million in the same period of 2000. The increase reflects increased borrowings under our credit facility, partially offset by a reduction in interest rates applicable to those borrowings.

    In the three months ended June 30, 2001 and 2000, a $2.5 million provision for income taxes was recorded, both based on an annualized tax rate of 38%.

    Net income was $4.1 million for the three months ended June 30, 2001 and 2000.

  Six Months Ended June 30, 2001 Compared To The Six Months Ended June 30, 2000.

    Net sales increased to $426.5 million for the six months ended June 30, 2001, from $354.4 million for the comparable prior period, a 20.4% increase. Net sales from retail stores totaled $354.3 million, an increase of $59.4 million, or 20.1%. Sales from new stores, including $6.0 million contributed by the newly acquired American Music Group stores, represented $41.4 million, or 69.7% of the increase. Comparable store sales increased 6%. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $72.2 million, a $12.7 million, or 21.4%, increase from the six months ended June 30, 2000. Logistical issues related to the consolidation of warehouse facilities encountered during the final week of June resulted in approximately $2 million in orders unshipped at June 30, 2001, an amount much higher than historical order fulfillment productivity. The delayed orders were instead shipped in July 2001. The growth in direct response sales has been driven by continued increases in Internet sales offset by declining catalog sales. Internet sales increased 98.0% to $33.3 million from $16.8 for the same period last year. Catalog sales for the six months ended June 30, 2001 compared to 2000 decreased 8.8% to $38.9 million from $42.7 million. The trend in favor of Internet sales over catalog sales is expected to continue. We believe that revenues in the direct response division were adversely affected by weak economic conditions that are affecting the hobbyist customer base of this unit.

    Gross profit dollars for the six months ended June 30, 2001 compared to 2000 increased 21.5% to $111.0 million from $91.3 million. Gross profit as a percentage of net sales for the six months ended June 30, 2001 compared to 2000 increased to 26.0% from 25.8%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.1% compared to 25.2% for the six months ended June 30, 2000. Retail gross margins have decreased due to aggressive pricing on certain inventory items designed to narrow our merchandise assortment, offset by higher gross margins for the American Music Group business compared to the Guitar Center business. Pressure on selling prices is expected to continue for at least the next several quarters in light of a competitive marketplace for retailers and weak economic conditions. The gross profit margin for the direct response division was 30.6% for the six months ended June 30, 2001 compared to 28.4% for the six months ended June 30, 2000. The increase in the direct response gross profit is primarily due to a higher priced assortment offered during the period and effective targeted marketing.

    Selling, general and administrative expenses for the six months ended June 30, 2001 compared to 2000 increased 24.6% to $89.9 million from $72.2 million. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2001 compared to 2000 increased to 21.1% from 20.4%. Selling, general and administrative expenses for the retail stores in the second quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.5% as a percentage of sales in the six months ended June 30, 2001 compared to 20.0% in 2000. The increase reflects increased rent and related relocation expenses for the new corporate office occupied in April 2001 and the higher level of expense for the American Music Group business as compared to the Guitar Center retail business. Selling, general and administrative expenses for the direct response division were 24.0% in the six months ended June 30, 2001 compared to 22.3% in the same period last year. The increase primarily reflects costs associated with the closing of our Medford and Knoxville fulfillment centers, consolidation of operations to Kansas City, higher marketing costs as a result of additional mailings of catalogs to prospective customers during this period.

    Operating income, for the reasons stated above, increased from $19.1 million to $21.0 million, or 9.7%, for the three months ended June 30, 2001 as compared to 2000.

    Interest expense, net for the six months ended June 30, 2001 increased to $6.4 million from $6.0 million in the same period of 2000. The increase reflects increased borrowings under our credit facility, partially offset by a reduction in interest rates applicable to those borrowings.

    In the six months ended June 30, 2001, a $5.6 million provision for income taxes was recorded compared to $5.0 million for the same period last year, both based on an annualized tax rate of 38%.

    Net income for the six months ended June 30, 2001 was $9.1 million, compared to $8.2 million in the same period of 2000.

Liquidity and Capital Resources

    Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of June 30, 2001, we had $78.6 million outstanding under the 2001 Credit Facility, excluding $936,000 outstanding on standby letters of credit, and had available borrowings of approximately $7.4 million.

    In the second quarter of 2001, we amended our credit facility with Foothill Capital Corporation in connection with our acquisition of the American Music Group business. The amended agreement provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a limitation of $15 million. In the third quarter of 2001, the credit facility was amended to reduce the $15 million limitation to $10 million until August 31, 2001, at which time the limitation will return to $15 million. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

    For the six months ended June 30, 2001, cash used by operating activities was $14.6 million, which principally consisted of purchases of inventory and a decrease in accounts payable. Cash used in investing activities totaled $41.0 million, which principally consisted of capital expenditures under our store expansion program ($12.4 million) and the acquisition of the American Music Group business ($28.5 million). Cash provided by financing activities totaled $43.1 million, which principally consisted of borrowings under the credit facility, of which $28.5 million was used to acquire American Music Group.

    We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30 2001, we opened eight new stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and the second in July 2001. Our small format stores will incur approximately $400,000 to $450,000 in capital expenditures and require approximately $600,000 to $800,000 in inventory.

    We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. We leased a new distribution facility for Musician's Friend in Kansas City, which is operational. In the second quarter of 2001, we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City.

    We intend during 2001 to begin construction of a central warehouse/distribution center in the Indianapolis, Indiana area for our retail store operations with a view towards the facility commencing operation in 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

    We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of the Guitar Center and Musician's Friend brands on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

    Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 stores in 2000 and 13 stores in 1999. As of June 30, 2001 we had opened eight additional Guitar Center stores and currently anticipate opening approximately five to six more before the end of the year. In 2002, we anticipate opening approximately 12 to 14 Guitar Center stores, some of these stores will be new smaller format units designed for secondary markets. In addition, we plan to open six to eight American Music Group stores during 2002.

    We believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers. In April 2001, we acquired the assets of American Music Group Ltd., and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories.

    Goodwill was recorded in respect of the American Music Group acquisition for any consideration paid in excess of fair value. Goodwill is amortized over twenty years. On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". We presently intend to adopt the new rules effective January 1, 2002, at which time we will cease to record periodic goodwill charges absent an impairment charge. As of June 30, 2001, we had recorded on our consolidated balance sheet $21.5 million of goodwill, the majority of which relates to the American Music Group acquisition. We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

    We may also consider acquisitions which are complimentary to other parts of our business, such as our direct response division, if attractive opportunities can be identified. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things. Separate and apart from our acquisition strategy, we may elect to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

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

Forward Looking Statements

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

    Sales and earnings trends are also affected by many other factors including, among others, general economic conditions, which recently have been weak, particularly in terms of consumer demand and general retail sales, and the effectiveness of our merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

    For further discussion of risks associated with our business, please see the discussion under the caption "Risks Related to the Business".

  Risks Related to the Business

    An investment in our common stock involves a high degree of risk. Described below are some of the risks and uncertainties facing our company. There may be additional risks that we do not presently know of or that we currently consider immaterial. Any of these risks could adversely affect our business, results of operations, liquidity and financial position. The following information updates and supercedes the similar information provided in our Form 10-K for the year ended December 31, 2000.

We may be unable to meet our retail store growth strategy, which could result in financial performance below that planned for internally or expected by the investment community.

    Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of June 30, 2001, we operated 91 Guitar Center stores. We opened 14 stores in 2000 and 13 stores in 1999, and plan to open approximately 12 to 14 stores in 2001 and approximately 12 to 14 Guitar Center stores in 2002 as well as a number of additional American Music Group units. Our expansion plan depends on a number of factors, including:

  •
  identification of suitable retail sites;

  •
  negotiation of acceptable lease terms;

  •
  hiring, training and retention of skilled personnel;

  •
  sufficient management and financial resources to support the new locations; and

  •
  vendor support.

    We cannot assure that we will achieve our store expansion goals or that our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. This has in the past and may in the future result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition to the factors noted above, expansion to new markets may present unique competitive and merchandising challenges, including:

  •
  significant start-up costs, including promotion and advertising;

  •
  management of stores in distant locations;

  •
  availability of desirable product lines;

  •
  warehousing future retail locations (we do not currently warehouse our new locations but may if a unique situation becomes available); and

  •
  our expansion may involve acquisitions in business segments in which we have limited experience, which will require that we retain existing management.

    Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows:

	2000	1999	1998
Quarter 1	8%	10%	18%
Quarter 2	7	7	14
Quarter 3	6	11	10
Quarter 4	7	11	11
Full Year	7%	10%	13%

    A variety of factors affect our comparable store sales results, including:

  •
  competition;

  •
  economic conditions;

  •
  consumer and music trends;

  •
  changes in our merchandise mix;

  •
  product distribution;

  •
  transfer of sales to new locations (i.e., market clustering); and

  •
  timing of our promotional events.

    Our management is presently planning for comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings.

    Any shortfall in the growth plan for new stores or our existing stores would likely result in financial performance below that for which we have planned or the investment community expects.

Our growth plans could be accelerated by acquisitions although such transactions involve special risks.

    We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business we were not previously in. In the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of the acquired business with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

We depend on suppliers who may not be able to or desire to supply our requirements.

    We depend significantly on our suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, which we believe is customary in our industry. If we failed to maintain our relationships with our key brand name vendors, we believe this could have a material adverse effect on our business. We believe we currently have adequate supply sources; however, we cannot assure sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable to meet our requirements. Also, our growth presents a challenge to some of our vendors as it requires significant production increases by them which at times results in extended lead times and shortages of desirable products.

We face significant competition particularly from those retailers also trying to execute national expansion strategies.

    Our industry is fragmented and highly competitive. We compete with many different types of retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We anticipate increased competition in our existing markets and planned new markets as other large format music product retailers, including Sam Ash Music and Mars Music, execute growth plans in their retail and e-commerce businesses. Additionally, our expansion to new markets will be inhibited by established competitors in those markets. If our competitors adopt a new, innovative store format or retail selling method, or if a new competitor with substantial financial or other resources enters the market place, then we may fail to achieve market position gains or may lose market share.

We depend on key personnel including our senior management who are important to the success of our business.

    Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, and Robert Eastman, the CEO of our wholly-owned subsidiary Musician's Friend, Inc., as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In June 1996, we entered into a five-year employment contract with each of Mr. Thomas and Mr. Albertson and are negotiating extensions, although no definitive agreement has yet been entered into. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

    As of June 30, 2001, 19 of our 91 stores were located in California and stores located in that state generated 29.0% and 30.7% of our retail sales for 2000 and 1999, respectively. Although we have opened stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic conditions or changing consumer preferences could also adversely impact us.

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

We must manage efficiently the expansion of our direct response business, including the musiciansfriend.com website and our systems that process orders in our direct response business, in order to service our customers properly.

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

We intend to implement a new distribution center for the retail stores, which presents operational risks and will require a significant investment.

    We intend during 2001 to begin construction of a central warehouse/distribution center in the Indianapolis, Indiana area for our retail store operations with a view towards the facility commencing operations in 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations if inventory is not timely provided in the required quantities.

We must efficiently integrate the American Music Group and grow its band instrument business in order to earn an acceptable return on that investment.

    In April 2001 we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We have not previously participated in the band instruments segment of the music products business and have no experience in this distribution channel. We intend to integrate this business into our retail stores division as a separate business unit and use the acquired business as a platform to grow this segment. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. Failure to execute on these requirements could result in a poor or no return on our investment and a distraction of the efforts of our management team.

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

We may need to change the manner in which we conduct our business if government regulation increases which could impose additional costs and adversely affect our financial results.

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

We have an investment in an Internet community company that could result in future charges to our financial statements if the venture is not successful.

    We have a minority investment of approximately $3.5 million in the equity of the operator of musician.com and guitar.com, Internet community sites oriented towards musicians. We are carrying this investment at cost, and this value was recently validated by a third party financing completed with several venture capital firms. Nonetheless, success of this venture is not assured. If in the future we determine that the fair market value of these shares has been permanently reduced to less than our cost, we would be required under generally accepted accounting principles to recognize a charge to our financial statements.

We have a limited history of trading on the Nasdaq National Market, and our stock price could be volatile.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We do not have any assets or liabilities which, in our view, impose upon us significant market risk except that for our outstanding $66.7 million in aggregate principal amount of 11% Senior Notes due 2006. These senior notes constitute long-term, fixed interest rate obligations for which market quotations are available.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

    In connection with our acquisition of American Music Group and related companies in April 2001, we issued 115,358 shares of common stock to one accredited investor in a transaction exempt from registration under the Securities Act of 1933, as amended, by operation of Section 4(2) of the act and Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

    Our annual meeting of stockholders was held on April 26, 2001. The actions taken at that meeting were previously reported under Item 4 in the Form 10-Q filed with respect to our fiscal quarter ended March 31, 2001, which information is incorporated herein by this reference.

Item 5. Other Information

    Effective July 25, 2001, Robert Eastman, CEO of our Musicians Friend unit, was appointed to the Board of Directors of Guitar Center, Inc. After giving effect to this appointment, there are presently eight members of the Board of Directors.

    Effective August 1, 2001, the Compensation Committee of the Board of Directors approved stock option grants to employees of Guitar Center and its subsidiaries to purchase an aggregate of approximately 900,000 shares of common stock at an exercise price of $15.30 per share. These options are subject to vesting and were issued under our 1997 Equity Participation Plan, as amended.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of August 2001.

Guitar Center, Inc.
/s/ BRUCE L. ROSS Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.40	Asset Purchase Agreement made as of March 20, 2001, by and among Guitar Center Stores, Inc., and American Music Group, Ltd., Eastern Musical Supply Co., Inc., Lyons Music, Inc., American Music, Inc., American Musical Instruments, Inc., Giardinelli Band Instrument Co., Central Music Supply, Inc., and GBI, Inc.
10.41	Employment Agreement made as of March 20, 2001 between Guitar Center Stores, Inc. and David Fleming.

QuickLinks

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
Part II. Other Information
Exhibit Index