Form 10-Q
period 2001-09-30
GUITAR CENTER INC
filed 2001-11-14
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, 22,295,055 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands except per share data)

	September 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$5,725	$12,934
Accounts receivable, net	22,824	20,490
Merchandise inventory, net	252,120	199,287
Prepaid expenses and deposits	6,770	5,148
Deferred income tax	5,931	5,931

Total current assets	293,370	243,790
Property and equipment, net	78,784	65,861
Goodwill, net	21,249	5,367
Deposits and other assets, non-current	8,761	10,551

	$402,164	$325,569

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$80,213	$72,301
Accrued expenses and other current liabilities	26,995	30,580
Merchandise advances	10,279	10,512
Revolving line of credit	94,199	35,868
Current portion of long-term debt	690	495

Total current liabilities	212,376	149,756
Other long-term liabilities	3,542	2,770
Deferred tax liability	2,160	2,160
Long-term debt	67,040	67,420

Total liabilities	285,118	222,106
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at September 30, 2001 and December 31, 2000, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,293 at September 30, 2001 and 22,087 at December 31, 2000, respectively	223	221
Additional paid in capital	247,821	244,693
Accumulated deficit	(130,998)	(141,451)

Total stockholders' equity	117,046	103,463

	$402,164	$325,569

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended September 30,
	2001	2000
Net sales	$225,264	$191,001
Cost of goods sold, buying and occupancy	167,664	142,811

Gross profit	57,600	48,190
Selling, general and administrative expenses	51,993	38,076

Operating income	5,607	10,114
Interest expense, net	3,395	3,225

Income before income taxes	2,212	6,889
Income taxes	839	2,614

Net income	$1,373	$4,275

Net income per share
Basic	$0.06	$0.19

Diluted	$0.06	$0.19

Weighted average shares outstanding
Basic	22,289	22,055

Diluted	22,701	22,544

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Nine months ended September 30,
	2001	2000
Net sales	$651,798	$545,399
Cost of goods sold, buying and occupancy	483,271	405,906

Gross profit	168,527	139,493
Selling, general and administrative expenses	141,919	110,237

Operating income	26,608	29,256
Interest expense, net	9,751	9,190

Income before income taxes	16,857	20,066
Income taxes	6,404	7,627

Net income	$10,453	$12,439

Net income per share
Basic	$0.47	$0.56

Diluted	$0.46	$0.56

Weighted average shares outstanding
Basic	22,206	22,037

Diluted	22,736	22,237

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2001	2000
Operating activities
Net income	$10,453	$12,439
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	10,769	8,080
Amortization of deferred financing fees	389	303
Loss on sale of assets	16	—
Changes in operating assets and liabilities:
Accounts receivable	(377)	(1,583)
Merchandise inventories	(33,304)	(30,827)
Prepaid expenses	(1,276)	(1,156)
Other assets	(2,361)	(511)
Accounts payable	481	19,591
Accrued expenses and other current liabilities	(4,252)	370
Other long term liabilities	772	552
Merchandise advances	(233)	174

Net cash (used in) provided by operating activities	(18,923)	7,432
Investing activities
Purchase of property and equipment	(18,243)	(12,081)
Investment in non-consolidated entity	(150)	(3,000)
Purchase of American Music Group, net of cash acquired	(28,482)	—
Proceeds from sale of assets	16	—

Net cash used in investing activities	(46,859)	(15,081)
Financing activities
Net change in revolving debt facility	58,331	12,986
Proceeds from exercise of stock options	1,038	359
Payments under capital lease	(796)	(551)

Net cash provided by financing activities	58,573	12,794
Net (decrease) increase in cash and cash equivalents	(7,209)	5,145
Cash and cash equivalents at beginning of year	12,934	6,773

Cash and cash equivalents at end of period	$5,725	$11,918

Non-cash activities
Guitar Center purchased all of the assets of American Music Group (2001) and Veneman Music Group (2000). In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	22,628	1,256
Liabilities assumed	(8,511)	(2,391)
Goodwill	16,457	1,135
Common stock issued	(2,092)	—

Net cash paid for acquisitions	28,482	—
Cash acquired in acquisitions	278	—

Cash paid for acquisitions	28,760	—

Borrowings under capital leases	473	—

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1. General

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center," the "Company," "we," "us," or "our") as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

    The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Acquisitions

    On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories (the "American Music Group"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center stock amounting to $2.1 million. We also assumed or repaid liabilities of $8.5 million. As part of the terms of the purchase agreement, there is a $2.5 million hold back on the transaction, pending the American Music Group business meeting certain operating objectives in 2001. The acquisition was accounted for using the purchase method.

    The results of operations for American Music Group were not material to Guitar Center's previous presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of American Music Group are included in the consolidated financial statements of the Company from the date of the acquisition.

    In May 2000, we acquired the stock of Veneman Music Company, Inc., a musical instrument retailer based in Rockville, Maryland. The acquisition was accounted for using the purchase method. All of the debt and other liabilities of Veneman's were either repaid or assumed by us in connection with the closing. The results of operations have been included in the consolidated financial statements from the date of acquisition.

    Goodwill was recorded on the American Music Group and Veneman Music Company, Inc. acquisitions for any consideration paid in excess of fair value. We presently amortize goodwill over twenty years. On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative system, which will not require goodwill amortization on a stated basis but rather will require periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We presently intend to adopt the new rules effective January 1, 2002, at which time we will cease to record periodic goodwill charges absent an impairment charge. As of September 30, 2001, goodwill was $21.2 million, the majority of which relates to the American Music Group acquisition. Amortization expense included in the consolidated statement of income for the nine months ended September 30, 2001 was $559,000.

3. Segment Information

    Our reportable business segments are retail (Guitar Center and American Music Group stores) and direct response (Musician's Friend catalog and Internet). Management evaluates segment performance based primarily on net sales and income before income taxes.

    Net sales, income before income taxes and total assets are summarized as follows for the quarterly and nine month periods ended September 30, 2001 and September 30, 2000 (in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$189,569	$35,695	$225,264	$543,893	$107,905	$651,798
Income before income taxes	1,945	267	2,212	12,671	4,186	16,857
Total Assets	362,498	39,666	402,164	362,498	39,666	402,164
	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$159,862	$31,139	$191,001	$454,788	$90,611	$545,399
Income before income taxes	5,510	1,379	6,889	16,195	3,871	20,066
Total Assets	288,125	27,040	315,165	288,125	27,040	315,165

4. Debt

    Our credit facility with Foothill Capital Corporation provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a limitation of $17 million. In the fourth quarter of 2001, the credit facility was amended to reduce the $17 million limitation to $10 million until December 15, 2001, at which time the limitation will be set to $20 million. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We operated 88 Guitar Center retail locations in 35 major markets and seven Guitar Center stores in secondary markets as of September 30, 2001. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, we acquired the assets of American Music Group and related companies (AMG) in the second quarter of 2001. American Music Group is a leading provider of band instruments and accessories, and primarily focuses on school band and orchestra sales and rentals. We are operating the AMG business as a division of our Guitar Center retail business. The acquisition of the American Music Group business offers us a strong point of entry into the band instrument market. We believe that this acquisition is complementary to our existing Guitar Center stores and direct response business, and that it further enhances our leadership position in the overall musical instrument industry.

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

    We opened 14 Guitar Center stores in 2000, one of which was acquired from Veneman Music in May 2000. As of September 30, 2001, we had opened 12 additional Guitar Center stores out of our plan to open 13 stores during the current year. That additional store, a smaller format Guitar Center store located in Modesto, California, opened on October 25, 2001. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center name in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

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

    The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.6	25.2	25.9	25.6
Selling, general, and administrative expenses	23.1	19.9	21.8	20.2

Operating income	2.5	5.3	4.1	5.4
Interest expense, net	1.5	1.7	1.5	1.7

Income before income taxes	1.0	3.6	2.6	3.7
Income taxes	0.4	1.4	1.0	1.4

Net income	0.6	2.2	1.6	2.3

Results Of Operations

  Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.

    Net sales increased to $225.3 million for the three months ended September 30, 2001, from $191.0 million for the comparable prior period, a 17.9% increase. Net sales from retail stores totaled $189.6 million, an increase of $29.7 million, or 18.6%. Sales from new stores, including $9.3 million contributed by the newly acquired American Music Group stores, represented $24.6 million, or 82.9% of the increase. Comparable store sales increased 3%. Our management is presently anticipating comparable store sales growth of 1 to 3 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $35.7 million, a $4.6 million, or 14.6%, increase from the third quarter of 2000. Internet sales increased 33.9% to $15.4 million from $11.5 for the same period last year. Catalog sales for the three months ended September 30, 2001 compared to 2000 increased 3.6% to $20.3 million from $19.6 million. The trend in favor of Internet sales over catalog sales is expected to continue. Revenues in the retail and direct response division were adversely affected by the recent slowdown of the retail sector as well as the decline in the overall U.S. economy. The events of September 11, 2001 resulted in a temporary reduction in retail store traffic as well as reduced order volume and some shipping difficulties for the direct response unit.

    Gross profit dollars for the three months ended September 30, 2001 compared to 2000 increased 19.5% to $57.6 million from $48.2 million. Gross profit as a percentage of net sales for the three months ended September 30, 2001 compared to 2000 increased to 25.6% from 25.2%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.0% compared to 24.5% in the third quarter of 2000. The combined results for the retail stores reflect the higher gross margin of the American Music Group, as well as improved inventory pricing on certain product categories within the Guitar Center retail business. The gross profit margin for the direct response division was 28.5% for the quarter which is relatively consistent with the gross profit margin of 28.7% in the third quarter of 2000.

    Selling, general and administrative expenses for the three months ended September 30, 2001 compared to 2000 increased 36.6% to $52.0 million from $38.1 million. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2001 compared to 2000 increased to 23.1% from 19.9%. Selling, general and administrative expenses for the retail stores in the third quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 22.4% as a percentage of sales compared to 19.4% in last year's third quarter. The increase as a percentage of sales was due primarily to lower than expected growth in our sales base for the quarter, and the higher level of expense for the American Music Group business as compared to the Guitar Center retail business. Selling, general and administrative expenses for the direct response division were 26.8% as a percentage of sales in the second quarter compared to 22.6% in the same period last year. The increase primarily reflects negative leveraging from lower than forecast sales and additional freight costs from split shipments.

    Operating income, for the reasons stated above, decreased from $10.1 million to $5.6 million, or 44.6%, for the three months ended September 30, 2001 as compared to 2000.

    Interest expense, net for the three months ended September 30, 2001 increased to $3.4 million from $3.2 million in the same period of 2000. The increase reflects increased borrowings under our credit facility, offset by a reduction in interest rates applicable to those borrowings.

    In the three months ended September 30, 2001, an $839,000 provision for income taxes was recorded compared to $2.6 million for the same period last year, both based on an annualized tax rate of 38%.

    Net income for the three months ended September 30, 2001 was $1.4 million, compared to $4.3 million in the same period of 2000.

  Nine Months Ended September 30, 2001 Compared To The Nine Months Ended September 30, 2000.

    Net sales increased to $651.8 million for the nine months ended September 30, 2001, from $545.4 million for the comparable prior period, a 19.5% increase. Net sales from retail stores totaled $543.9 million, an increase of $89.1 million, or 19.6%. Sales from new stores, including $15.3 million contributed by the newly acquired American Music Group stores, represented $66.0 million, or 74.1% of the increase. Comparable store sales increased 5%. Our management is presently anticipating comparable store sales growth of 1 to 3 percent for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $107.9 million, a $17.3 million, or 19.1%, increase from the nine months ended September 30, 2000. The growth in direct response sales has been driven by continued increases in Internet sales offset by declining catalog sales. Internet sales increased 72.1% to $48.7 million from $28.3 for the same period last year. Catalog sales for the nine months ended September 30, 2001 compared to 2000 decreased 5.0% to $59.2 million from $62.3 million. The trend in favor of Internet sales over catalog sales is expected to continue. We believe that revenues in the direct response division were adversely affected by weak economic conditions that are affecting the hobbyist customer base of this unit. Total sales have been adversely affected by the recent slow down in the overall U.S. economy and the events of September 11, 2001.

    Gross profit dollars for the nine months ended September 30, 2001 compared to 2000 increased 20.8% to $168.5 million from $139.5 million. Gross profit as a percentage of net sales for the nine months ended September 30, 2001 compared to 2000 increased to 25.9% from 25.6%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 25.1% compared to 25.0% for the nine months ended September 30, 2000. Retail gross margins improved due to the higher gross margins for the American Music Group business compared to the Guitar Center business, offset by reduced gross margins in the Guitar Center business. During the first six months of 2001, aggressive pricing was set on certain inventory categories in the Guitar Center business, particularly guitars and accessories which helped narrow our merchandise assortment while decreasing gross margins. For the quarter ended September 30, 2001, margins in these categories improved. The gross profit margin for the direct response division was 29.9% for the nine months ended September 30, 2001 compared to 28.5% for the nine months ended September 30, 2000. The increase in the direct response gross profit is primarily due to a higher priced assortment offered during the period and effective targeted marketing of certain products through the Kansas City retail outlet which was opened during October 2000.

    Selling, general and administrative expenses for the nine months ended September 30, 2001 compared to 2000 increased 28.7% to $141.9 million from $110.2 million. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2001 compared to 2000 increased to 21.8% from 20.2%. Selling, general and administrative expenses for the retail stores in the third quarter, inclusive of pre-opening costs and corporate general and administrative expenses, was 21.2% as a percentage of sales in the nine months ended September 30, 2001 compared to 19.8% in 2000. The increase as a percentage of sales reflects increased rent and related relocation expenses for the new corporate office occupied in April 2001, as well as the higher level of expense for the American Music Group business as compared to the Guitar Center retail business. Selling, general and administrative expenses for the direct response division were 24.9% in the nine months ended September 30, 2001 compared to 22.4% in the same period last year. The increase primarily reflects costs associated with the closing of our Medford and Knoxville fulfillment centers, consolidation of operations to Kansas City, and lower than expected response rates of our catalog mailings resulting in lower than forecast direct response sales.

    Operating income, for the reasons stated above, decreased from $29.3 million to $26.6 million, or 9.1%, for the nine months ended September 30, 2001 as compared to 2000.

    Interest expense, net for the nine months ended September 30, 2001 increased to $9.8 million from $9.2 million in the same period of 2000. The increase reflects increased borrowings under our credit facility, partially offset by a reduction in interest rates applicable to those borrowings.

    In the nine months ended September 30, 2001, a $6.4 million provision for income taxes was recorded compared to $7.6 million for the same period last year, both based on an annualized tax rate of 38%.

    Net income for the nine months ended September 30, 2001 was $12.4 million, compared to $10.5 million in the same period of 2000.

Liquidity and Capital Resources

    Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of September 30, 2001, we had $94.2 million outstanding under the 2001 Credit Facility, excluding $1.2 million outstanding on standby letters of credit.

    Our credit facility with Foothill Capital Corporation provides for borrowings of up to $150 million, subject to borrowing base limitations tied to inventory and accounts receivable, less a limitation of $17 million. In the fourth quarter of 2001, the credit facility was amended to reduce the $17 million limitation to $10 million until December 15, 2001, at which time the limitation will be set to $20 million. As of September 30, 2001, we had available borrowings of $5.1 million under the credit facility, although the actual availability was equivalent to $12.1 million after giving effect to this amendment. In addition, an increase in availability is expected in the first quarter of 2002 upon the transition of the AMG inventories to an automated system and other changes expected to permit AMG's new product inventory to be included in the borrowing base. The facility expires in 2004, and is subject to certain financial covenants. The facility is secured by certain assets of the Company and its subsidiaries.

    For the nine months ended September 30, 2001, cash used by operating activities was $18.9 million, which principally consisted of purchases of inventory. Cash used in investing activities totaled $46.9 million, which principally consisted of capital expenditures under our store expansion program ($18.2 million) and the acquisition of the American Music Group business ($28.5 million). Cash provided by financing activities totaled $58.6 million, which principally consisted of borrowings under the 2001 Credit Facility.

    We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30 2001, we opened 12 new stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units.

The first of these units was opened in late 2000 and five more had been opened as of September 30, 2001. Our small format stores will incur approximately $400,000 to $450,000 in capital expenditures and require approximately $600,000 to $800,000 in inventory.

    We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. We leased a new distribution facility for Musician's Friend in Kansas City, which is now fully operational. In the second quarter of 2001, we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City.

    During 2001 we began construction of a central distribution center in the Indianapolis, Indiana area for our retail store operations with a view towards the facility commencing operation in the second half of 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

    We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of the Guitar Center and Musician's Friend brands on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

    Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 stores in 2000 and 13 stores in 1999. As of September 30, 2001, we had opened 12 additional Guitar Center stores out of our plan to open 13 stores during the current year. That additional store, a smaller format Guitar Center store located in Modesto, California, opened on October 25, 2001. In 2002, we anticipate opening approximately 11 to 13 Guitar Center stores, some of these stores will be new smaller format units designed for secondary markets. In addition, we plan to open three to four American Music Group stores during 2002.

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

    Separate and apart from our acquisition strategy, we may elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

New Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative system, which will not require goodwill amortization on a stated basis but rather will require periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We presently intend to adopt the new rules effective January 1, 2002, at which time we will cease to record periodic goodwill charges absent an impairment charge. As of September 30, 2001, goodwill was $21.2 million, the majority of which relates to the American Music Group acquisition. Amortization expense included in the consolidated statement of income for the nine months ended September 30, 2001 was $559,000.

    In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard is effective for financial statements issued for fiscal years beginning after June 15, 2002.

    In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

    We presently intend to adopt SFAS No. 143 and SFAS No. 144 effective January 1, 2003 and January 2002, respectively. We do not expect adoption of these standards to have a material effect on our consolidated financial statements.

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

    Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, which recently have been weak, particularly in terms of consumer demand and general retail sales, the effectiveness of our merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

    For further discussion of risks associated with our business, please see the discussion under the caption "Risks Related to the Business".

Risks Related to the Business

    An investment in our securities involves a high degree of risk. Described below are some of the risks and uncertainties facing our company. There may be additional risks that we do not presently know of or that we currently consider immaterial. Any of these risks could adversely affect our business, results of operations, liquidity and financial position

    We may be unable to meet our retail store growth strategy, which could result in financial performance below that planned for internally or expected by the investment community.

    Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of September 30, 2001, we operated 95 Guitar Center stores. We opened 13 Guitar Center stores in 2001, 14 stores in 2000 and 13 stores in 1999. As of September 30, 2001, we had opened 12 additional Guitar Center stores out of our plan to open 13 stores during the current year. That additional store, a smaller format Guitar Center store located in Modesto, California, opened on October 25, 2001. In 2002, we anticipate opening approximately 11 to 13 Guitar Center stores, some of these stores will be new smaller format units designed for secondary markets. In addition, we plan to open three to four American Music Group stores during 2002. Our expansion plan depends on a number of factors, including:

  •
  identification of suitable retail sites;

  •
  negotiation of acceptable lease terms;

  •
  hiring, training and retention of skilled personnel;

  •
  availability of adequate capital;

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

  •
  timing of our promotional events.

    Our management is presently planning for comparable store sales growth of 1% to 3% for the immediate future, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings.

    Any shortfall in the growth plan for new stores or our existing stores would likely result in financial performance below that for which we have planned or the investment community expects.

The results of operations of our Direct Response Division could be materially adversely affected should the distribution of catalogs and other direct mail become more costly or less effective

    Our Direct Response Division, Musicians Friend, relies on the United States Postal Service to distribute its catalogs and other direct mail communications to consumers. The events of September 11, 2001 disrupted mail delivery. Further, should the United States Postal Service significantly tighten security guidelines or impose additional processes on mail to detect or respond to contamination, the expected result would be increased costs to shippers and lengthened delivery times, each of which will impose greater costs on us. There is also concern, not yet documented, that some consumers are disposing of direct mail pieces, such as catalogs, out of fear of contamination in the mail system. Any trend of this sort would reduce the number of catalogs in circulation, reduce response rates, raise costs and decrease margins.

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

    Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, and Robert Eastman, the CEO of our wholly-owned subsidiary Musician's Friend, Inc., as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In June 1996, we entered into a five-year employment contract with each of Mr. Thomas and Mr. Albertson, which have expired. We are negotiating definitive extension agreements which we expect to be completed in the near future. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

    As of September 30, 2001, 20 of our 95 stores were located in California and stores located in that state generated 29.0% and 30.7% of our retail sales for 2000 and 1999, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic conditions or changing consumer preferences could also adversely impact us.

    Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets could have a material adverse effect on our results of operations, financial condition, business and prospects. For example, our business has been adversely affected by recent weak economic conditions and the events of September 11, 2001. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

We must manage efficiently the expansion of our direct response business, including the musiciansfriend.com website, our systems that process orders in our direct response business, and our fulfillment resources in order to service our customers properly.

    Our direct response business, particularly our e-commerce business, will require significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our website in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payment and the fulfillment facilities we use to manage and ship our inventory, we may not be able to successfully distribute customer orders. As a result, we could lose customers and our net sales could be reduced. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our key systems become unavailable to us. We have experienced periodic service disruptions and interruptions, which we believe will continue to occur, while enhancing and expanding these systems.

We intend to implement a new distribution center for the retail stores, which presents operational risks and will require a significant investment.

    During 2001 we began construction of a central warehouse/distribution center in the Indianapolis, Indiana area for our retail store operations with a view towards the facility commencing operations in 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations if inventory is not timely provided in the required quantities.

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

Item 5. Other Information

    Effective August 1, 2001, the Compensation Committee of the Board of Directors approved stock option grants to employees of Guitar Center and its subsidiaries to purchase an aggregate of approximately 900,000 shares of common stock at an exercise price of $15.30 per share. These options are subject to vesting and were issued under our 1997 Equity Participation Plan, as amended.

    Effective October 25, 2001 Steven W. Burge resigned from our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.3	Amendment to the Amended and Restated Bylaws of Guitar Center, Inc.
10.42	Amendment to 1997 Equity Participation Plan approved July 26, 2001.
10.43
Letter Agreement dated October 10, 2001 by and among, Guitar Center, Inc. and certain affiliated companies and the lenders under the Amended and Restated Loan and Security Agreement, dated as of April 16, 2001.
10.44	Second Amendment to Amended and Restated Memorandum of Understanding, effective as of September 5, 2001.
  (b)
  Reports on Form 8-K

      None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 2001.

GUITAR CENTER, INC.
By:	/s/ BRUCE L. ROSS Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.3	Amendment to the Amended and Restated Bylaws of Guitar Center, Inc.
10.42	Amendment to 1997 Equity Participation Plan approved July 26, 2001.
10.43
Letter Agreement dated October 10, 2001 by and among, Guitar Center, Inc. and certain affiliated companies and the lenders under the Amended and Restated Loan and Security Agreement, dated as of April 16, 2001.
10.44	Second Amendment to Amended and Restated Memorandum of Understanding, effective as of September 5, 2001.

QuickLinks

INDEX
Guitar Center, Inc. and subsidiaries Consolidated Balance Sheets (in thousands except per share data)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Income (in thousands, except per share data)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Income (in thousands, except per share data)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Cash Flows (in thousands)
Guitar Center, Inc. and subsidiaries Notes to Consolidated Financial Statements
  1. General
  2. Acquisitions
  3. Segment Information
  4. Debt
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Results Of Operations
  Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.
  Nine Months Ended September 30, 2001 Compared To The Nine Months Ended September 30, 2000.
Liquidity and Capital Resources
New Accounting Pronouncements
Seasonality
Inflation
Forward Looking Statements
Risks Related to the Business
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibit Index