Form 10-K
period 2001-12-31
GUITAR CENTER INC
filed 2002-03-27
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-22207

GUITAR CENTER, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4600862 (I.R.S. Employer Identification Number)
5795 Lindero Canyon Road Westlake Village, California	91362 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (818) 735-8800

Securities registered pursuant to 12(b) of the Act:
 None

Securities registered pursuant to 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 25, 2002, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $230,830,000 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the Registrant and person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒    NO ☐

        As of March 25, 2002 there were 22,342,340 shares of Common Stock, par value $.01 per share, outstanding.

        Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on May 3, 2002 are incorporated by reference into Part III.

The Exhibit Index appears on page 36.

PART I

Item 1. BUSINESS

Company History

        Guitar Center, Inc. was founded in 1964 in Hollywood, California. Our flagship Hollywood store currently is one of the nation's largest and best-known retail stores of its kind with approximately 30,600 square feet of retail space. The Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of the Hollywood store is the Rock Walk which memorializes over 200 famous musicians and music pioneers. The Rock Walk attracts several tour buses daily and has helped to create international recognition of the Guitar Center name. In 1972, we opened our second store in San Francisco to capitalize on the emerging San Francisco rock 'n roll scene. By this time, our inventory had been expanded to include drums, keyboards, accessories, and pro-audio and recording equipment.

        Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. Current executive officers and key managers have been with our company for an average of 9 years and two of such executive officers (Mr. Larry Thomas, our Chairman and Co-Chief Executive Officer, and Mr. Marty Albertson, our President and Co-Chief Executive Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

        In May of 1999, we merged with Musician's Friend, Inc. in a stock for stock transaction. Musician's Friend operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Robert Eastman, Chief Executive Officer of Musician's Friend, has been with the company for 18 years. The merger was accounted for as a pooling of interests.

        In April of 2001, we acquired the assets of American Music Group, Ltd. and related companies, a leading musical instrument retailer specializing in the sale and rental of band instruments and accessories. American Music Group operates as a division of our retail business and serves the band instruments market through its twelve band instrument retail stores and two mail order catalogs. The American Music Group acquisition enables us to serve a broader segment of the musical instruments industry, while maintaining our current focus on the merchandise offering of our Guitar Center store format. The acquisition of American Music Group provides us with new opportunities to expand our customer base and product offerings to the band instruments market. David Fleming is the President and Chief Operating Officer of American Music Group and has been with the company for 26 years. The acquisition was accounted for using the purchase method.

        We are a Delaware corporation with our principal executive offices located at 5795 Lindero Canyon Road, Westlake Village, California 91362, and our telephone number is (818) 735-8800. We maintain several corporate websites, including www.guitarcenter.com, however none of the information contained on our websites is incorporated into this annual report. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this annual report, we are referring to Guitar Center, Inc. and its subsidiaries.

Industry Overview

        The United States retail market for music products in 2000 was estimated in a study by The Music Trades magazine to be approximately $7.1 billion in net sales, representing a five-year compound annual growth rate of 5.9%. Inclusive of the $7.1 billion in net sales is the band instrument market which is currently an estimated $1.0 billion in the United States and industry trends and positive demographic trends suggest that the school music market will continue to grow. School enrollments have risen in each of the past seven years and an increased in publicity linking music making and improved academic performance has unquestionably improved prevailing attitudes towards music and music education. The broadly defined music products market, according to the National Association of Music Merchants, or NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.2 billion of this market, representing a five-year compound annual growth rate of 7.3%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or the computer software and apparel markets in which we actively participate.

        The industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (i.e., Guitar Center, Sam Ash Music Corp., MARS Inc., Brook Mays/H&H, and Hermes Music), accounting for approximately 22.8% of the industry's estimated total sales in 2000. Furthermore, approximately 90% of the industry's estimated 5,900 retailers operate only one or two stores. A typical music products store averages approximately 3,200 square feet and generates an average of approximately $1.0 million in annual net sales. In contrast, our standard prototype Guitar Center stores generally average between 12,000 and 20,000 square feet, and in 2001 these stores generated an average of approximately $8.7 million in annual net sales for stores open the full year.

        Over the past ten years, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices and this trend is continuing. Today an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased only by professional sound recording studios.

Business

        As of December 31, 2001, we operated 96 Guitar Center stores, consisting of 88 stores in 35 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York and Cleveland, and eight stores in secondary markets. We also operated 12 American Music stores. From 1997 to 2001, our net sales grew at an annual compound growth rate of 26.4%, principally due to comparable store sales growth averaging 9.5% per year, the opening of new stores, and a 28.4% increase in the direct response channel. We achieved comparable store sales growth of 6%, 7% and 10% for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

        For the fiscal years ended December 31, 2001, 2000 and 1999, we had net income of $17.0 million, $22.5 million and $18.3 million, respectively.

  Retail

        At our Guitar Center stores, we offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe approximately 74% of our sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

        Our standard prototype large format Guitar Center store generally ranges in size from 12,000 to 20,000 square feet (as compared to a typical music products retail store which averages approximately 3,200 square feet) and is designed to encourage customers to hold and play instruments. In late 2000, we opened our first new store using a smaller format. Results from this unit are encouraging and as of December 31, 2001 we had opened a total of five smaller format stores. We plan to open additional stores using this format of approximately 8,000 to 10,000 square feet to serve secondary markets. Each large format store carries an average of 11,000 core SKUs and each small format stores carries an average of 5,000 core SKUs, which in each case our management believes is significantly greater than a typical music products retail store. Our stores are organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

        The following summarizes certain key operating statistics of our Guitar Center stores and is based upon the stores operated by us for the full year ended December 31:

	2001	2000
Number of stores operated for the full year	83	69
Average net sales per square foot	$537	$535
Average net sales per store	8,657,000	8,720,000
Average store-level operating income (1)	871,000	945,000
Average store-level operating income margin (1)	10.1%	10.8%

(1)
Store-level operating income includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

        Our American Music division retails band and orchestral instruments, as well as related accessories, principally to the school band market. These instruments are sold through a number of arrangements including conventional retail sales, rentals and rent-to-own arrangements. As of December 31, 2001, American Music Group operated 12 stores located in New York, Maine, Florida, Massachusetts, Illinois, Arizona and Nevada. The average store size was approximately 4,000 square feet. This division also operates retail "satellite" stores on the premises of third party musical instrument dealers, as well as a mail order business and a distributor of accessories.

        Our retail growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets.

        We opened a total of 13 Guitar Center stores in 2001, and presently expect to open approximately 12 to 14 additional Guitar Center stores in 2002. Some of these stores will be smaller format units designed for secondary markets. In 2003, our present plan is to open approximately 18 to 22 Guitar Center stores.

        The acquisition of American Music Group during the second quarter of 2001 provides us with new opportunities to expand our customer base and product offerings to the band instruments market. During 2002, we plan to open six to eight American Music stores. In 2003, our present plan is to open approximately 14 to 16 additional American Music stores. For the immediate future, our objective is that about half of these new American Music units will be new units and about half will be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

        During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations with a view towards the facility commencing operation in the second half of 2002. This initiative will require significant financial and managerial resources for the next several quarters.

  Direct Response

        Our Musician's Friend unit is an integrated e-commerce and catalog business. Through Musician's Friend, we offer musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after sale support. The catalog presents a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. Our website, www.musiciansfriend.com, offers all that is shown in the catalog and more, supported by the same service and staff.

        The Musician's Friend business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri.

        Our customer contact staff receives product and customer service training in the Salt Lake City call center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via our intranet and back-end information systems. A staff of over 280 associates is trained and ready to respond to questions to help ensure that customers can purchase confidently. Website visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes. Questions regarding products can be submitted electronically, or the musician can call our support center directly.

        Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system and generally ship within 24 hours. In 2001, we merged our three distribution centers into the Kansas City, Missouri facility, closing our Medford, Oregon and Knoxville, Tennessee facilities. We have implemented sophisticated inventory planning systems to help ensure that products are in-stock with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of catalog items ordered by our customers that we are able to supply in the initial shipment to that consumer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and Fed Ex tracking services.

        The focus of the Musician's Friend business strategy is to increase market share in the non-bricks and mortar retail segment of our industry. Our mailing and e-mail lists give us a significant base from which to grow. Our catalog circulation, which is broader than any other direct-mail circulation in our industry, provides a unique advertising and marketing platform for e-commerce. In addition, Musician's Friend enjoys significant customer loyalty as evidenced by a high rate of repeat purchases by customers. Over one-third of Musician's Friend customers place a second order within six months of their first order.

        Our business plan is to continue to leverage our leading industry position and existing infrastructure, and to build on that base to support the rapid growth in e-commerce. We believe that our leadership position and established direct marketing model leverages both Internet and direct mail mechanics to provide a significant competitive advantage. We also believe that there may be opportunities to acquire complementary direct response businesses and regularly investigate such opportunities.

Business Strategy

  Retail

        The goal in the retail stores is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

  •
  Store Expansion Strategy.  Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 Guitar Center stores in 2001, 14 stores in 2000, and 13 stores in 1999, and currently anticipate opening approximately 12 to 14 Guitar Center stores in 2002 and approximately 18 to 22 stores in 2003. Some of these stores will be smaller format units designed for secondary markets. In addition, we plan to open six to eight American Music stores during 2002 and 14 to 16 additional stores in 2003, approximately half of which are planned to be new stores and half from acquisitions. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location. We believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers and regularly investigate acquisition opportunities. Most of these opportunities, however, involve single stores or small chains in light of the relatively fragmented nature of our industry.
  •
  Extensive Selection of Merchandise.  We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique, vintage equipment. The average 11,000 core SKUs offered through each of our large format Guitar Center stores, and the average 5,000 core SKUs for our small format Guitar Center stores, provide a breadth and depth of in-stock items which we believe is not available from traditional music products retailers.
  •
  Brand Development Strategy.  Our plan is to continue to grow our Guitar Center business while also building a separate retail business in the band instruments market using the American Music platform we recently acquired. While the two brands have distinctly different customer bases that we intend to serve through separate retail concepts, we also believe that each retail brand will benefit from the other. For example, we intend to make a number of Guitar Center SKU's available for sale in the American Music channel. Further, in a number of the current and planned Guitar Center retail locations we intend to construct separate American Music units thereby better leveraging those facilities.
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
  •
  Innovative Promotional and Marketing Programs.  We sponsor innovative promotional and marketing events, which include in-store demonstrations, famous artist appearances and weekend themed sales events, designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than six million customers. This database enables us to advertise to select target customers based on historical buying patterns. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

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
  •
  Experienced and Motivated Management Team.  Our executive officers and key managers have an average of nine years employment with Guitar Center, Musician's Friend and American Music Group.

  Direct Response

        The goal of the e-commerce and catalog business unit is to capitalize and expand on our leadership position. Comprehensive direct marketing, analysis and leveraging of the extensive customer information available on our information systems are used to define effective marketing campaigns. The presentation of an extensive selection of products and maintenance of an effective degree of continual and informative contact with prospects and customers provide the attention grabbing content that generate results. In 2001, we circulated over 14 million catalogs and sent over 61.4 million e-mails to prospects and customers. This resulted in a 22% increase in orders as compared to 2000. The call center fielded over 2.1 million calls during 2001.

  •
  Targeted Marketing.  We have experience at targeting appropriate prospect and customer segments with the right offers. Extensive segmentation of customer lists and continual analysis by our circulation department are designed to ensure that the right mix of catalog and e-commerce offers are presented to each segment of customers. Our utilization of techniques in demographic data overlay and statistical modeling help ensure that Musician's Friend retains a leadership position in music gear direct marketing.
  •
  Extensive Product Selection.  Musician's Friend stocks a broad assortment of products representing most of the premier lines; in some cases we are the exclusive direct sales dealer for the manufacturer. With some manufacturers, the Musician's Friend business unit alone is their second largest dealer behind Guitar Center's retail operations. Each catalog presents 4,000 or more SKUs, selected from the 25,000 or more SKUs that we carry. The website presents a more complete selection of products than the catalog due to its significantly lower publishing cost.
  •
  Continual Customer Contact.  Prospects and customers receive periodic mailings from Musician's Friend and American Music, depending on their particular attributes. Musicians can "opt-in" for weekly electronic newsletters featuring news, information and promotions. Our "Platinum Members" preferred credit card customers receive additional marketing contacts via monthly statement mailings. Our musician-staffed call center is available 24-hours-a-day, seven-days-a-week for questions, technical information and customer service. While browsing the website, customers are presented with customized product recommendations.

Merchandising

        Our merchandising concept differentiates us from most of our competitors. Guitar Center offers merchandise at guaranteed low prices and utilizes aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of our merchandising philosophy are as follows:

  •
  Extensive Selection of Merchandise.  We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Our Guitar Center units offer products in five primary categories: guitars, amplifiers, percussion instruments, keyboards, and pro-audio and recording equipment, and our American Music Group units offer band and orchestral instruments as well as related accessories.
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
  •
  Percussion Instruments. We believe that we are one of the largest sellers of percussion products in the United States. Our offerings range from basic drum kits to freestanding African congos and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. We also have a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Premier, Tama and Zildjian. We carry an extensive selection of digital drum kits and hand held digital drum units. The digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.
  •
  Keyboards. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post-production market enthusiast. The product line covers a broad range of manufacturers including Roland, Alesis, Korg, Kurzweil, Emu and Yamaha. We also maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition, sequence and recording software.
  •
  Pro-Audio and Recording Equipment. Our pro-audio and recording equipment division offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording tape to state-of-the-art digital recorders. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include Digidesign, JBL, Panasonic, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.
  •

    Band and Orchestral Instruments and Accessories. Through American Music Group we offer a full-range of brass and woodwind band instruments including trumpets, flutes, clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones, and related music accessories. We also offer a full range of stringed instruments, such as violins, violas, cellos, and string basses, and related accessories. Name brand manufacturers include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Schiller, Blessing, DEG, Yamaha and Rico.

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

Retail Store Operations

        To facilitate our strategy of accelerated but controlled growth, we have centralized many key aspects of Guitar Center store operations, including the development of policies and procedures, accounting systems, training programs, store layouts, purchasing and replenishment, advertising and pricing. Such centralization effectively utilizes the experience and resources of our headquarters staff to establish a high level of consistency throughout all of our stores.

        Our Senior Vice President of Stores and 11 regional sales managers lead Guitar Center retail stores. Store management is normally comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees. Retail store operations for American Music is led by our President and Chief Operating Officer. Store management is comprised of a store manager, educational representative and related sales and support staff.

        We ensure that store managers are well trained and experienced individuals who will maintain our store concept and philosophy. Each manager completes an extensive training program that instills the values of operating as a business owner, and only experienced store employees are promoted to the position of store manager. We seek to encourage responsiveness and entrepreneurship at each store by providing store managers with a relatively high degree of autonomy relating to operations, personnel and merchandising. Managers play an integral role in the selection and presentation of merchandise, as well as the promotion of our reputation.

        We view our employees as long-term members of our team. We encourage employee development by providing the sales force with extensive training and the opportunity to increase both compensation and responsibility level through increased product knowledge and performance. Our aggressive growth strategy provides employees with the ability to move into operations, sales and store management positions, an opportunity which management believes is not available at most other music retailers. As we open new stores, the qualified and experienced employees from existing stores primarily fill key in-store management positions. By adopting a "promotion from within" strategy, we maintain a well-trained, loyal and enthusiastic sales force that is motivated by our strong opportunities for advancement. Larry Thomas and Marty Albertson, our Chairman and Co-Chief Executive Officer and President and Co-Chief Executive Officer, respectively, each began their careers as salespersons at Guitar Center.

Marketing and Promotion

        We maintain three unique and proprietary databases (Guitar Center, Musician's Friend and American Music Group) containing information on over 6 million customers. We believe that these databases assist in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

  Retail

        For the Guitar Center retail stores, our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August, and the Guitar-a-thon in November. We believe that our special events have a broad reach as many of them have occurred annually during the past 20 years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances.

        As we enter new markets, we initiate an advertising program, including mail and radio promotions, television and Internet campaigns, and other special grand opening activities, designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store-opening campaign to generate excitement and create customer awareness.

        For the American Music retail stores, our advertising efforts are focused primarily on schools. The advertising and promotional campaigns are developed around "rental nights" designed to display our orchestral and band instruments at elementary and high schools. These events attract band directors, music educators, parents and students. Our key promotional events are held primarily from August through October. In addition to "rental nights," we also have education representatives that travel around the country to promote and educate band directors on our instruments and our sales and rental programs. We maintain long-term relationships with educators in order to provide visibility to our products and obtain access to student musicians.

  Direct Response

        For e-commerce and catalog customers, we maintain a stream of communication in electronic and print media, presenting consumers with an optimized and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of our merchandising staff provides our marketing staff with offers carefully targeted for optimal response. Cooperative marketing relations with key industry suppliers ensure that Musician's Friend customers are kept current with trends presented by the latest music gear.

        The same transactional databases that make accurate market targeting available for catalog and e-mail circulation are enhanced by the information archived from our website traffic. With the use of an analytical engine developed by Net Perceptions, and continued development of additional tools, our merchandising and marketing departments are able to present product and promotional offerings to prospects with an improved likelihood of triggering purchases.

        Our plans for Musician's Friend include the development of catalogs targeted towards particular segments of the musician market. In 2001, we introduced the Musician's Friend Drummer catalog that is oriented towards percussion instruments and the Musician's Friend DJ catalog oriented for DJ customers.

        We believe that there may be opportunities to acquire complimentary direct response businesses and are also examining opportunities to use the Internet to expand further the reach of our brands. These opportunities are being created by the rapid development of content and community sites oriented towards music and musicians.

Customer Service

  Retail

        Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. We believe that our well-trained and highly knowledgeable sales force differentiates us from our competitors and is critical to maintaining customer confidence and loyalty. Our employees are typically musicians who are selected and trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our five product categories and begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. We believe that our employee testing program impresses upon our salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salaries by advancing through the certification program. We believe that due to our emphasis on training, we are able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service. In addition, a technical advisory board certifies each salesperson in the keyboards and pro-audio and recording departments after satisfactory completion of an extensive training program.

        Our Guitar Center store customer base consists of the professional or aspiring musician who makes or hopes to make a living through music and the amateur musician or hobbyist who views music as recreation. Management estimates that professional and aspiring musicians, who generally view the purchase of musical products as a career necessity, represent approximately 68% of our customer base, and account for approximately 74% of our sales. These customers make frequent visits to a store and develop relationships with the sales force. We generate repeat business and are successful in utilizing our unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, we service touring professionals, providing customized products for musical artists.

        The majority of our sales force at American Music is composed of music teachers and education representatives who are experienced band instructors. The customer base of American Music consists primarily of band directors, music educators, college professors who are involved in music education and students of music education programs.

  Direct Response

        Musician's Friend maintains a staff of over 280 contact center and customer service associates, staffing the contact center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, e-mail, live chat or fax for questions regarding products, technical information, and recommendation information on the status of their accounts to place orders. Most of the staff is comprised of musicians who are given extensive and ongoing product training. The Salt Lake City contact center houses an extensive product demonstration area and training facility. In-house technical staff as well as manufacturers' representatives conducts weekly product training.

        We maintain a database of product information for use by the agents in our contact center that is always available on our corporate intranet. The intranet also makes operational and instructional information available to agents, minimizing their downtime and maximizing their ability to service customer needs effectively. All of this information, along with customer account information, is available in real time, giving agents the ability to keep customers constantly up to date.

        The website is updated hourly with new product information so customers can work with the latest available data. As this is an area that is constantly evolving, customers are continually presented with new and more extensive information. In addition, the collaborative filtering process results in customized product recommendation to customers browsing the website. In 2001, we completed an extensive website upgrade to provide customer identification tracking and more flexible ordering functions to enhance our customer's web experience.

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

Order Fulfillment

        Musician's Friend orders are fulfilled out of the company-operated distribution center located in Kansas City, Missouri, which became fully operational in 2001. In the second quarter of 2001, we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in the Kansas City facility.

        Credit card authorization and fraud management systems are automated, minimizing delays in processing. The distribution center processes orders taken before 5 p.m., Eastern time, for same-day shipping of in-stock items, minimizing delays in delivery to customers. Orders ship primarily by UPS and Fed Ex.

        All returns are routed to the Kansas City warehouse where repairs and quality evaluations are made. Returned and blemished products are sold through an outlet store located in the Kansas City facility and by offering such products at reduced prices on the musiciansfriend.com website.

        In addition, a small portion of the American Music business is conducted by mail order, with orders fulfilled out of a warehouse located in Liverpool, New York.

Purchasing, Distribution and Inventory Control

        Purchasing.    We believe that we have excellent relationships with our vendors and, in many instances, are the vendor's largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors' premium products. We maintain a centralized buying group comprised of merchandise managers, buyers, planners and distributors. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners and distributors are responsible for maintaining inventory levels and allocating the merchandise to the stores and direct response distribution center. We use two merchandise replenishment systems (one for the Guitar Center retail stores and one for the direct response business) which automatically analyze and forecast sales trends for each stock keeping unit, or SKU, using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited "out of stock" positions.

        Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see "—Risks Related to the Business—We depend on suppliers who may not be able to or desire to supply our requirements."

        Distribution.    During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations with a view towards the facility commencing operation in the second half of 2002. At the present time, we do not have a central warehouse/distribution center and each of our vendors drop ship directly to each of our retail stores. Our Guitar Center retail operations have reached a sufficient size that we believe there is an opportunity to reduce chainwide inventory levels and therefore reduce working capital requirements by operating a central warehouse/distribution center to service the retail stores. We have hired an experienced logistics executive and retained additional key personnel with the skills necessary to manage the central distribution center. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

        We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center, Musician's Friend, American Music Group and related businesses.

        Inventory Control.    We have invested significant time and resources in our inventory control system at the Guitar Center retail stores and believe we have one of the most sophisticated systems in the music products retail industry. We believe the vast majority of music product retailers do not use a computerized inventory management system. We perform inventory cycle counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been low, which we attribute to our sophisticated system controls and strong corporate culture.

Retail Store Site Selection

        We believe we have developed unique and, what historically have been, highly effective selection criteria to identify prospective store sites for our Guitar Center units. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Stores are typically located in free-standing locations to maximize their outside exposure and signage.

Management Information Systems

  Retail

        We have invested significant resources in management information systems that provide real-time information for the Guitar Center division. The systems have been designed to integrate all major aspects of our business, including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Our highly sophisticated management information systems provide us with the ability to monitor all critical aspects of activity on a real-time basis. Our system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting. We believe that the system we have developed will enable us to continue to improve customer service and operational efficiency and support our needs for the immediately foreseeable future.

        We presently have underway a project to install new management information systems at American Music Group. This implementation is an important project to facilitate further integration of American Music with our other business and to provide a scaleable system backbone to facilitate the growth of this division.

  Direct Response

        Musician's Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce website is updated during the day through a firewall, providing a high degree of security for our internal systems. We have completed phase one of a security and redundancy enhancement program for our web systems, relocating related hardware and software to Bellingham, Washington. Dedicated systems are used for inventory planning and for website analysis.

        The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

Competition

        We are in direct competition with two other major retail chains within the music industry—Sam Ash of New York, New York and Music and Recording Superstores ("MARS") of Miami, Florida. In addition, we compete with various direct response companies such as American Music Supply, Sam Ash Music, and Sweetwater Sound. As of December 31, 2001, we were in direct competition with Sam Ash in 12 of our markets and with MARS in 19 of our markets. In recent years, Sam Ash and MARS have continued to open new stores, although that activity slowed in 2001 and MARS recently made a public announcement regarding several store closures. The competitive landscape remains dynamic and we cannot predict what level of national and local competition our retail store and direct response businesses will face in the future. Nonetheless, we continue to believe that there is room for further consolidation within the music products retailing industry as the top five retailers (including Guitar Center, Sam Ash and MARS) only account for an estimated 23% of the market in 2000 compared to an estimated 60% market share held by the top ten specialty retailers in the consumer electronics, home improvement and toy industries.

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

        Certain factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors' expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our markets by competitors with substantial financial or other resources. See "—Risks Related to the Business—We may be unable to meet our growth strategy, which could result in financial performance below that planned for internally or expected by the investment community" and "—We face significant competition particularly from those retailers also trying to execute national expansion strategies."

Employees

        As of December 31, 2001, we employed 4,291 people, of whom 3,085 were hourly employees and 1,206 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand Names and Service Marks

        We operate our core retail stores under the "Guitar Center" brand and our core direct response business under the "Musician's Friend" brand.

        We have registered the GUITAR CENTER, ROCK WALK, MUSICIAN'S FRIEND, ROGUE, AXMAN, PULSE PERCUSSION, PARADISE, GUITAR MAN, RAM, MIDI BY MAIL, ALUMINATOR, MITCHELL GUITARS, THE MUSICIAN'S CHOICE and AMERICAN MUSIC service marks with the United States Patent and Trademark Office. We believe that these service marks have become important components of our merchandising and marketing strategy. The loss of the GUITAR CENTER, MUSICIAN'S FRIEND or AMERICAN MUSIC service mark could have a material adverse effect on our business.

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

        Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. We opened a total of 13 Guitar Center stores in 2001, and presently expect to open approximately 12 to 14 additional Guitar Center stores in 2002. Some of these stores will be smaller format units designed for secondary markets. In 2003, our present plan is to open approximately 18 to 22 Guitar Center stores. During 2002, we plan to open six to eight American Music stores. In 2003, our present plan is to open approximately 14 to 16 additional American Music stores. For the immediate future, our objective is that about half of these new American Music units will be new units and about half will be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. Our expansion plan depends on a number of factors, including:

  •
  identification of suitable retail sites and appropriate acquisition candidates;

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

  •
  availability of desirable product lines; and

  •
  our expansion may involve acquisitions, including acquisitions in business segments in which we have limited or no experience.

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center stores:

	2001	2000	1999
Quarter 1	7%	8%	10%
Quarter 2	5%	7%	7%
Quarter 3	3%	6%	11%
Quarter 4	6%	7%	11%
Full Year	6%	7%	10%

        A variety of factors affect our comparable store sales results, including:

  •
  competition;

  •
  economic conditions;

  •
  consumer and music trends;

  •
  changes in our merchandise mix;

  •
  product distribution;

  •
  transfer of sales to new locations (i.e., market clustering); and

  •
  timing of our promotional events.

        Our management is presently planning for annual comparable store sales growth of 4% to 6% for the immediate future, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings.

        Any shortfall in the growth plan for new stores or our existing stores would likely result in financial performance below that for which we have planned or the investment community expects.

Our growth plans could be accelerated by acquisitions although such transactions involve special risks.

        We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged. Further, our growth plans for the American Music Group business contemplate a significant number of relatively small acquisitions. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician's Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of the acquired business with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

We depend on suppliers who may not be able to or desire to supply our requirements.

        We depend significantly on our suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, which we believe is customary in our industry. If we failed to maintain our relationships with our key brand name vendors, we believe this could have a material adverse effect on our business. We believe we currently have adequate supply sources; however, we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable to meet our requirements. Also, our growth presents a challenge to some of our vendors as it requires significant production increases by them which at times results in extended lead times and shortages of desirable products.

We face significant competition particularly from those retailers also trying to execute national expansion strategies.

        Our industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We anticipate increased competition in our existing markets and planned new markets as other large format music product retailers, including Sam Ash Music and MARS, execute growth plans in their retail and e-commerce businesses. Additionally, our expansion to new markets will be inhibited by established competitors in those markets. If our competitors adopt a new, innovative store format or retail selling method, or if a new competitor with substantial financial or other resources enters the marketplace, then we may fail to achieve market position gains or may lose market share.

We depend on key personnel including our senior management who are important to the success of our business.

        Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President, and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician's Friend, Inc., and David Flemming, President and Chief Operating Officer of American Music Group, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. During 2001, we entered into a five-year employment contract with each of Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

We intend to implement a new distribution center for the Guitar Center retail stores, which presents operational risks and will require a significant investment.

        During 2001, we began construction of a central warehouse/distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations with a view towards the facility commencing operations in 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of December 31, 2001, our corporate headquarters as well as 21 of our 96 Guitar Center stores were located in California and stores located in that state generated 28.3% and 29.0% of our retail sales for 2001 and 2000, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

        Our direct response business, particularly our e-commerce business, will require significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our website in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payment and the fulfillment facilities we use to manage and ship our inventory, we may not be able to successfully distribute customer orders. We experienced some delays of this sort in 2001 in connection with the consolidation of our fulfillment centers. As a result, we could incur excessive shipping costs due to the need to split delayed shipments, increased marketing costs in the form of special offers to affected customers or the loss of customers altogether. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our key systems become unavailable to us. We have experienced periodic service disruptions and interruptions, which we believe will continue to occur, while enhancing and expanding these systems.

We must efficiently integrate the American Music Group and grow its band instrument business in order to earn an acceptable return on that investment.

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We have not previously participated in the band instruments segment of the music products business and have no experience in this distribution channel. We have integrated this business into our retail stores division and intend to use the acquired American Music business as a platform to grow in the band instruments business. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. Further we presently have underway a project to install new management information systems at American Music. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a scaleable systems backbone to facilitate growth of this division. In addition, we have also begun to market through the American Music stores some Guitar Center products not previously marketed by it and to leverage some common infrastructure. Failure to execute on these requirements and initiatives described above could result in a poor or no return on our investment and a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands.

Net sales of our e-commerce business could decrease if our online security measures fail.

        Our relationships with our e-commerce customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

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

Our hardware and software systems are vulnerable to damage that could harm our business

        Our success partially depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate information to and from stores and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:

  •
  earthquake, fire, flood an other natural disasters; and

  •
  power loss, computer systems failure, internet and telecommunications or data network failure.

        Any failure that causes an interruption in our operations could result in reduced net sales.

We may need to change the manner in which we conduct our business if government regulation increases which could impose additional costs and adversely affect our financial results.

        The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our e-commerce business. For example, laws related to the taxation of online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

The results of operations of our Direct Response Division could be materially adversely affected should the distribution of catalogs and other direct mail become more costly or less effective.

        Our Direct Response Division, Musician's Friend, relies on the United States Postal Service to distribute its catalogs and other direct mail communications to consumers. The events of September 11, 2001 disrupted mail delivery. Further, should the United States Postal Service significantly tighten security guidelines or impose additional processes on mail to detect or respond to contamination, the expected result would be increased costs to shippers and lengthened delivery times, each of which will impose greater costs on us. There is also concern, not yet documented, that some consumers are disposing of direct mail pieces, such as catalogs, out of fear of contamination in the mail system. Any trend of this sort would reduce the number of catalogs in circulation, reduce response rates, raise costs and decrease margins.

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

Our actual operating results may differ significantly from our projections.

        From time to time, we release projections regarding our future performance that represent our management's estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained in the release. Our projections are not prepared with a view toward compliance with published guidelines of the Securities and Exchange Commission, the American Institute of Certified Public Accountants, any regulatory or professional agency or body, or generally accepted accounting principles. In addition, neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the projections furnished by us will not materialize or will vary significantly from actual results. Accordingly, our projections are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged to put the projections in context and not to place undue reliance on them.

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this report could result in the actual operating results being different than the projections, and such differences may be adverse and material.

Item 2. PROPERTIES

        We lease all but three of our stores and presently intend to lease all new locations. We lease both our direct response customer contact center facility in Salt Lake City, Utah with approximately 21,000 square feet and a central distribution center in Kansas City, Missouri with approximately 141,000 square feet. We have entered into a 10-year agreement to lease a 505,000 square feet central distribution center, which is expandable to 750,000 square feet, for our Guitar Center retail stores in Indianapolis, Indiana. The terms of the store leases are generally for 10 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

        We lease our corporate offices of approximately 69,600 square feet, which are located at 5795 Lindero Canyon Road, California 91362. Our direct response business is headquartered in a facility we own located at 931 Chevy Way, Medford, Oregon 97504 and the American Music Group business is headquartered in a facility we lease located at 7845 Maltlage Drive, Liverpool, New York 13090.

Store Locations

        The table below sets forth certain information concerning our Guitar Center and American Music retail stores as of December 31, 2001:

Guitar Center Stores

Store	Year Opened	Gross Square Feet	Status
Arizona
Phoenix	1997	13,600	Lease
Tempe	1997	12,100	Lease
Tucson	2001	10,100	Lease
Arkansas
Little Rock(1)	2002	8,700	Lease
Southern California
Hollywood	1964	30,600	Own
San Diego(2)	1973	15,100	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease
Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos	1996	14,900	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
Palmdale	2001	12,000	Lease
Northern California
San Francisco	1972	11,900	Lease
San Jose	1978	14,200	Own
El Cerrito(3)	1983	11,300	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
Modesto	2001	9,000	Lease
Colorado
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
Connecticut
Manchester	1999	16,000	Lease
Florida
North Miami area	1996	20,900	Lease
South Miami area	1996	14,700	Lease
West Palm Beach	2001	15,200	Lease
Georgia
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
Idaho
Boise	2001	10,800	Lease
Illinois
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease
Highland Park	2001	15,200	Lease
Indiana
Indianapolis	2001	15,600	Lease
Louisiana
New Orleans	1999	19,700	Lease
Maryland
Towson	1998	14,600	Lease
Rockville(4)	2000	24,000	Lease
Massachusetts
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
Michigan
Detroit	1994	16,100	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
Grand Rapids(1)	2002	11,400	Lease
Minnesota
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
Missouri
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
Nevada
Las Vegas	1998	20,000	Lease
New Jersey
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill	2001	15,800	Lease
New York
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester	2001	15,300	Lease
North Carolina
Charlotte(1)	2002	15,200	Lease
Raleigh(1)	2002	15,900	Lease
Ohio
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
Columbus(1)	2002	17,600	Lease
Oklahoma
Oklahoma City	2000	15,200	Lease
Oregon
Eugene	1996	7,700	Lease
Medford	1987	11,900	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
Pennsylvania
Philadelphia	2000	15,200	Lease
Plymouth Meeting	2001	14,900	Lease
Monroeville	2001	14,000	Lease
Tennessee
Knoxville	1998	15,000	Lease
Texas
Dallas	1989	12,700	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease
Plano	2000	15,500	Lease
Corpus Christi(1)	2002	10,500	Lease
Utah
Salt Lake City	1998	15,000	Lease
Ogden(1)	2002	7,500	Lease

Store	Year Opened	Gross Square Feet	Status
Virginia
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
Washington
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma	2001	15,600	Lease
Spokane	2001	12,800	Lease
American Music Stores
Arizona
Phoenix	1987	6,000	Lease
Mesa	1995	4,000	Lease
Florida
Longwood	1986	4,500	Lease
Ft. Myers	1994	1,400	Lease
Jupiter	1995	2,280	Lease
Illinois
Carol Stream	1980	8,500	Lease
Maine
W. Falmouth	1973	4,700	Lease
Massachusetts
Greenfield	1982	4,000	Lease
Nevada
Las Vegas	1998	1,500	Lease
New York
Syracuse	1970	6,000	Lease
Pittsford	1975	7,250	Lease
New York Mills	1999	1,250	Lease

(1)
We have signed leases for these locations and presently expect each to open in 2002.

(2)
Represents stores relocated in 2001.

(3)
Excludes 10,000 square feet consisting of a basement warehouse space.

(4)
Excludes 24,000 square feet consisting of a basement warehouse space.

Item 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings. We are, however, involved in routine litigation arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2001		2000
	High	Low	High	Low
First Quarter	$18.25	$10.44	$11.44	$8.50
Second Quarter	21.13	16.56	14.81	10.00
Third Quarter	21.65	9.80	15.44	10.25
Fourth Quarter	15.10	10.74	14.44	10.13

        As of March 25, 2002, there were 229 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

        We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, and do not intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the indenture governing our senior notes, we are not permitted to pay any dividends on the common stock unless certain financial tests and other conditions are satisfied. In addition, our bank facility with Wells Fargo Retail Finance, LLC contains certain covenants which, among other things, limit the payment of cash dividends on our capital stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. SELECTED FINANCIAL DATA

        The selected financial data for the five years ended December 31, 2001 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

		Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Net sales	$938,180	$785,671	$620,081	$485,714	$367,353
Cost of goods sold	691,206	580,749	456,797	353,487	262,363

Gross profit	246,974	204,922	163,284	132,227	104,990
Selling, general and administrative expenses	200,748	156,698	128,416	108,449	74,587
Transaction and other costs	—	—	4,674	—	755

Operating income	46,226	48,224	30,194	23,778	29,648
Other expense (income)	3,539	—	—	(324)	(637)
Interest expense, net	13,411	12,466	11,235	10,844	9,892

Total other expense	16,950	12,466	11,235	10,520	9,255
Income before income taxes (benefit), extraordinary loss and cumulative effect of change in accounting principle	29,276	35,758	18,959	13,258	20,393
Income taxes (benefit)	12,243	13,304	(391)	(3,155)	(2,833)

Income before extraordinary loss and cumulative effect of change in accounting principle	17,033	22,454	19,350	16,413	23,226

Extraordinary loss on early extinguishment of debt, net of tax $1,679	—	—	—	—	2,739
Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax $578	—	—	1,074	—	—

Net income	$17,033	$22,454	$18,276	$16,413	$20,487

Net income per share (diluted)	$0.75	$1.01	$0.82	$0.72	$0.91

Weighted average shares outstanding (1)	22,700	22,247	22,309	22,851	22,512

OPERATING DATA:
Net sales per gross square foot (thousands) (2)	$537	$535	$555	$640	$699
Net sales growth	19%	27%	28%	32%	41%
Increase in comparable store sales (3)	6%	7%	10%	13%	13%
Guitar Center stores open at end of period	96	83	69	56	40
Ratio of earnings to fixed charges (4)	2.5x	3.0x	2.3x	2.0x	2.8x
EBITDA (thousands) (5)	$61,232	$59,254	$43,041	$29,095	$33,734
BALANCE SHEET AND OTHER DATA:
Net working capital	$90,113	$94,034	$80,536	$74,279	$68,591
Property and equipment, net	81,056	68,658	58,174	42,410	26,134
Total assets	404,684	325,569	266,851	208,058	161,031
Total long-term and revolving debt (including current portion)	144,466	103,783	111,428	102,040	80,048
Stockholders' equity	123,868	103,463	80,319	46,215	28,713
Capital expenditures	24,697	17,862	19,768	21,678	12,648
Net cash provided (used) by operating activities	$16,511	$34,367	$4,383	$(8,549)	$(934)

(1)
Weighted average shares represents shares calculated on a diluted basis.

(2)
Net sales per gross square foot is presented for Guitar Center retail stores only, excluding American Music retail stores, and does not include new stores opened during the reporting period.

(3)
Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months. All references in this annual report to comparable store sales results are based on this calculation methodology.

(4)
For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense.

(5)
Represents net income before interest expense, income taxes, depreciation and amortization expense and certain other non-recurring, non-operating charges. The other charges added back to arrive at EBITDA are: (a) for 2001, $3,539,000, representing the after-tax charge recorded to write-off our investment in an unconsolidated entity; (b) for 2000, none; (c) for 1999, $5,748,000, consisting of (i) $4,674,000, representing transaction and severance costs incurred in connection with our merger with Musician's Friend, Inc. under the pooling of interests method and (ii) $1,074,000 representing the after-tax charge to record the cumulative effect of a change in accounting principle to write-off deferred pre-opening costs; (d) for 1998, none; and (e) for 1997, $2,739,000 representing the after-tax extraordinary charge recognized in connection with the early extinguishment of debt. We present EBITDA because many investors view this information as a useful measure of a company's ability to generate cash flow and service debt or capital obligations, however it should not be considered as a substitute for measures determined under generally accepted accounting principles, such as net income and cash flow from operations. Further, the calculation of EBITDA varies from company to company and thus the amount that we calculated using the methodology described above may not be comparable to the amount of EBITDA reported by other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We operated 88 Guitar Center retail locations in 35 major markets and eight stores in secondary markets as of December 31, 2001. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, we acquired the assets of American Music Group and related companies in the second quarter of 2001. American Music Group, through its 12 band instrument retail stores, is a leading provider of band instruments and accessories, and primarily focuses on school band and orchestral instrument sales and rentals. We are operating the American Music business as a division of our Guitar Center retail business.

        From 1997 to 2001, our net sales grew at an annual compound growth rate of 26.4%, principally due to the comparable store sales growth of our Guitar Center stores averaging 10% per year, the opening of new stores, and a 28.4% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We achieved comparable store sales growth of 6%, 7% and 10% for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. We do not expect comparable store sales to continue to increase at historical rates.

        We opened a total of 13 Guitar Center stores in 2001 and currently anticipate opening approximately 12 to 14 Guitar Center stores in 2002 and approximately 18 to 22 stores in 2003. Some of these Guitar Center stores will be smaller format units designed for secondary markets. In addition, we plan to open six to eight American Music stores during 2002 and 14 to 16 in 2003. For the immediate future, our objective is that about half of these new American Music units will be new stores and about half will be acquisitions of existing businesses. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music Group brand names in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

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

Discussion of Critical Accounting Policies

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Valuation of Inventory

        We value our Guitar Center inventories at the lower of cost or market using the first-in, first-out (FIFO) method. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Management has evaluated the current level of inventories considering planned sales volume and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, consumer demand or competition differ from our expectations. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items.

  Valuation of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the fourth quarter of 2001, in connection with our ongoing review of our long-lived assets, we determined that there were uncertainties regarding the ongoing business of a non-consolidated entity in which we hold an investment. Accordingly, we recorded a $3.5 million charge representing the write-off of this investment. At December 31, 2001, this was our only investment of this kind. There are no other events or changes in circumstances of which we are aware indicating that the carrying value of our long-lived assets may trigger an impairment consideration, however; we will periodically recognize impairments, if any. As described below under "New Accounting Pronouncements," the accounting treatment for goodwill and other intangible assets will change significantly effective January 1, 2002.

  Sales Returns

        We allow customers to return product when they meet certain established criteria. We regularly review and revise, when deemed necessary, our estimates of sales returns based primarily upon actual returns and historical trends. Actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

Results of Operations

        The following table sets forth historical income statement data as a percentage of net sales:

	Fiscal Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Gross profit	26.3	26.1	26.3
Selling, general and administrative expenses	21.4	19.9	20.7
Transaction and other costs	—	—	0.8

Operating income	4.9	6.2	4.8
Other expense:
Write-off of investment in non-consolidated entity	0.4	—	—
Interest expense, net	1.4	1.6	1.7
Interest expense to related parties	—	—	0.1

Total other expense	1.8	1.6	1.8
Income before income taxes (benefit) and cumulative effect of change in accounting principle	3.1	4.6	3.0
Income taxes (benefit)	1.3	1.7	(0.1)

Income before cumulative effect of change in accounting principle	1.8%	2.9%	3.1%

Fiscal 2001 Compared to Fiscal 2000

        Net sales for the year ended December 31, 2001 increased 19.4% to $938 million, compared with $786 million last year. Net sales from retail stores for fiscal 2001 totaled $781 million, a 19.8% increase from $652 million in fiscal 2000. Sales from new stores, including $24.0 million contributed by the newly acquired American Music stores, represent $93.8 million, or 73.1%, of the total increase in retail store sales. Comparable store sales for the full year increased 5.5%. Our management is presently anticipating comparable store sales growth of 4% to 6% for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from the direct response channel totaled $157 million in 2001, a $24 million increase from 2000. The growth in direct response sales has been driven by continued increases in Internet sales offset in part by declining catalog sales. Catalog sales decreased 0.1% to $88.4 million in 2001 from $88.5 million in 2000. Internet sales for the year increased 54.0% to $69.0 million from $44.8 million last year. The trend in favor of Internet sales over catalog sales is expected to continue. We believe that revenues in the direct response division were adversely affected by weak economic conditions that are affecting the hobbyist customer base of this unit. Total sales have been adversely affected by the recent slow down in the overall U.S. economy.

        Gross profit dollars for the year ended December 31, 2001 compared to 2000 increased 20.5% to $247 million from $205 million. Gross profit as a percentage of net sales for the year ended December 31, 2001 compared to 2000 increased to 26.3% from 26.1%. Gross profit margin percentage for the retail stores in 2001 after buying and occupancy costs was 25.7% compared to 25.3% in 2000. Retail gross margins improved due to higher gross margins for the American Music business compared to the Guitar Center business, as well as improvement in inventory shrinkage offset by higher occupancy costs. The gross profit margin for the direct response division was 29.7% for 2001 compared to 29.8% in 2000. The decrease is primarily due to a reduction in selling prices and an increase in promotional offers, offset by targeted marketing of identified slow moving products through new sales channels, including the Kansas City retail outlet.

        Selling, general and administrative expenses for fiscal 2001 increased 28.1% to $200.7 million from $156.7 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses for fiscal 2001 increased to 21.4% from 19.9% in fiscal 2000. Selling, general and administrative expenses for the retail stores in 2001, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.7% as a percentage of sales compared to 19.5% in fiscal 2000. The increase as a percentage of sales reflects the higher level of expense in the American Music business compared to the Guitar Center stores, an increase in payroll in our stores, higher insurance costs and higher operating lease expenses. Selling, general and administrative expenses for the direct response division were 24.7% of sales compared to 22.4% last year. The increase primarily reflects costs associated with the closing of our Medford and Knoxville fulfillment centers, consolidation of operations to Kansas City, negative leveraging from lower than expected sales, and additional freight and labor costs from split shipments.

        Operating income, for the reasons stated above, decreased 4.1% to $46.2 million from $48.2 million in fiscal 2000. As a percentage of sales, operating income was 4.9% and 6.1% in the years ended December 31, 2001 and 2000, respectively.

        In 2001, we recorded a $3.5 million, non-cash charge to reflect the write-off of our minority interest in a non-consolidated entity. This charge reflects our assessment of the likely future cash flows from the investment in light of the uncertainties regarding the ongoing business of this entity.

        Interest expense, net for fiscal 2001 increased to $13.4 million from $12.5 million in fiscal 2000. Interest expense consisted primarily of interest on our Senior Notes and borrowings under the line of credit primarily used to fund the acquisition of American Music, additions to inventory, and capital expenditures for our store expansions. Included in interest expense, net is a $592,000 charge in connection with the extension of our line of credit and the replacement of one of the former lenders in the syndicate. The overall increase in interest expense, net reflects increased borrowings under our credit facility, offset by a reduction in interest rates applicable to those borrowings.

        Income tax expense for the year ended 2001 was $12.2 million compared to $13.3 million for the same period last year. We did not recognize a tax benefit on the $3.5 million write-off of the minority investment in a non-consolidated entity because of the capital nature of the write-down and the uncertainty that we will have future capital gains to utilize the capital loss.

        Net income for fiscal 2001 decreased to $17.0 million from $22.5 million in fiscal 2000 as a result of the combinations of factors described above.

Fiscal 2000 Compared to Fiscal 1999

        Net sales for the year ended December 31, 2000 increased 26.7% to $786 million, compared with $620 million in the previous year. Net sales from retail stores for fiscal 2000 totaled $652 million, a 21.6% increase from $537 million in fiscal 1999. Sales from new stores contributed $79 million and represent 69% of the total increase in retail store sales. Comparable store sales for the full year increased 7%. The increase in comparable store sales was due to aggressive pricing on certain elements of inventory and good store sales performance due to the effect of successful promotions. Net sales from the direct response channel totaled $133 million in year 2000, a $50 million increase from 1999. Catalog sales increased 32% to $88 million in 2000 from $67 million in 1999. Internet sales for the year increased 170% to $45 million from $16 million from the previous year. Direct response results reflect the increase in average order size, sales facilitated by the third-party credit card introduced in the third quarter of 1999 and the impact of Net Perceptions selling software installed in the first quarter of 2000.

        Gross profit dollars for the year ended December 31, 2000 compared to 1999 increased 25.6% to $205 million from $163 million. Gross profit as a percentage of net sales for the year ended December 31, 2000 compared to 1999 decreased to 26.1% from 26.3%. Gross profit margin percentage for the retail stores in 2000 after buying and occupancy costs was 25.3% compared to 26.0% in 1999. The reduction in gross profit margin relates to increased occupancy costs caused by the number of immature stores in the total store base, increased freight expense as a result of opening new stores farther from some of our key vendors and higher shrink losses. The gross profit margin for the direct response division was 29.8% for 2000 compared to 28.7% in 1999. The increase is principally due to improved selling margin.

        Selling, general and administrative expenses for fiscal 2000 increased 22.0% to $156.7 million from $128.4 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses for fiscal 2000 decreased to 19.9% from 20.7% in fiscal 1999. Selling, general and administrative expenses for the retail stores in 2000 and in 1999, inclusive of pre-opening costs and corporate general and administrative expenses, were 19.5% of net sales. These results reflect the leveraging of corporate and administrative expenses offset by additional advertising and marketing expenses, and higher store level selling, general and administrative expenses due to the number of stores that are less than two years old. Selling, general and administrative expenses for the direct response division were 22.4% of sales for fiscal 2000 compared to 28.8% for fiscal 1999. The improvement largely reflects the leveraging of corporate overhead and marketing expenses as a result of the 59.8% increase in sales compared to 1999.

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

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. Please see Item 1. Business—"Risks Related to the Business" herein for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of December 31, 2001, we had $76.9 million outstanding under the credit facility, excluding $1.1 million outstanding on letters of credit, and had available borrowings of $39.8 million.

        The credit facility permits borrowings up to $200 million, subject to borrowing base limitations ($117.8 million at December 31, 2001). Certain assets secure the credit facility and the actual amount available is tied to our inventory and receivable base. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (5.25% at December 31, 2001), or at LIBOR plus an applicable margin rate (5.25% at December 31, 2001), at our option, with interest due monthly. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. Borrowings are subject to minimum annual interest rate of 4%. The applicable interest rate at December 31, 2001 was LIBOR plus 2.00%. The agreement underlying the credit facility includes certain restrictive covenants. We were in compliance with such requirements as of December 31, 2001.

        For the year ended December 31, 2001, cash provided by operating activities was $16.5 million, most of which represented cash income from operations, net of additions to inventory. Cash used in investing activities totaled $53.3 million, which primarily consisted of capital expenditures for retail store expansions and computer equipment purchases ($24.7 million), and the acquisition of American Music Group ($28.5 million). Cash provided by financing activities totaled $41.3 million, which consisted principally of borrowings under our credit facilities.

        Inventory increased from $199 million to $250 million, or 25.3%. The increase in inventory was required principally to support existing sales growth and the opening of new retail locations. The increase also reflects the acquired balance of American Music's inventory of $18 million. Inventory per square foot at Guitar Center retail stores was $134 at December 31, 2001 compared to $130 in 2000. Inventory increased from $25.0 million to $29.5 million, or 18.1%, for the direct response division. The increase in inventory was required principally to support sales growth. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, utilizing a distribution center for our Guitar Center stores, and through improved planning, presentation, and display of inventories in our retail stores.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During 2001, we opened 13 new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and six more had been opened as of December 31, 2001. Our small format stores will incur approximately $400,000 to $450,000 in capital expenditures and require approximately $600,000 to $800,000 in inventory.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. In July 2000, we leased a new distribution facility for Musician's Friend in Kansas City, and in July 2001 we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City.

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations with a view towards the facility commencing operation in the second half of 2002. We have entered into a 10-year agreement to lease the facility and we also plan to enter into numerous additional commitments necessary to support the operations of the facility. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of Guitar Center and Musician's Friend on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        During 2002, we expect to incur approximately $20 million to $22 million in capital expenditures.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 Guitar Center stores in 2001 and 14 stores in 2000, and currently anticipate opening approximately 12 to 14 Guitar Center stores in 2002. Some of these stores will be smaller format units designed for secondary markets. During 2002, we plan to open six to eight American Music stores. In 2003, our present plan is to open approximately 14 to 16 additional American Music stores. For the immediate future, our objective is that about half of these new American Music units will be new stores and about half will be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

        We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers or other complimentary businesses, if attractive opportunities can be identified. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

        Our capital resources and liquidity for 2002 are presently expected to be provided by net cash flow from operations and additional borrowings under our credit facility and advances under operating leases. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

Disclosures about Contractual Obligations and Commercial Commitments

        The following tables aggregate all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2001:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$66,924	$257	$—	$66,667	$—
Operating lease commitments(2)	193,069	24,908	48,097	40,885	79,179

Total contractual cash obligations	$259,993	$25,165	$48,097	$107,552	$79,179

	Amounts of Commitment Expiration per Period (In thousands)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving Line of credit(3)	$76,904	$—	$—	$76,904	$—
Standby Letters of credit	1,148	1,148	—	—	—

Total other commercial commitments	$78,052	$1,148	$—	$76,904	$—

(1)
Long-term debt consists principally of the unsecured Senior Notes bearing interest at 11% per annum, with interest due on a semi-annual basis. The Senior Notes mature on July 1, 2006.

(2)
Operating lease commitments consist principally of real property leases for our corporate offices, retail store facilities and distribution centers. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We also have acquired personal property through operating leases and based on current favorable market terms we plan to expand the use of this source of financing in 2002. Payments for these lease commitments are provided for by cash flows generated from operations.

(3)
The revolving line of credit provides for a maximum facility of $200,000,000, subject to certain borrowing base limitations and expires December 16, 2005. We plan to make additional borrowings or pay down the line of credit based on our cash flow requirements. We may need to renegotiate our credit facility prior to the expiration date depending on our future capital needs, our working capital base and alternative sources of financing available.

New Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative method, which will not require goodwill amortization on a stated basis but rather will require periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We adopted the new rules effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge. As of December 31, 2001, goodwill was $21.0 million, the majority of which relates to the American Music Group acquisition. Amortization expense related to goodwill included in the consolidated statement of income was $827,000, $222,000 and $186,000 at December 31, 2001, 2000 and 1999, respectively.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard is effective for financial statements issued for fiscal years beginning after June 15, 2002 and we presently intend to adopt this standard effective January 1, 2003. We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of this standard did not have a material effect on our consolidated financial statements.

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

Forward-Looking Statements; Business Risks

        This annual report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales and new store openings. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparative store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business was only recently acquired by us and may be subject to significant fluctuations as we integrate these activities with the other Guitar Center businesses.

        Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, which recently have been weak, particularly in terms of consumer demand and general retail sales, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

        For further discussion of risks associated with our business, please see the discussion under the caption Item 1. "Business—Risks Related to the Business."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $66.7 million principal amount of Senior Notes due 2006 with a fixed interest rate of 11% and our credit facility which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR. At December 31, 2001, we had $76.9 million outstanding under our credit facility. To the extent prevailing short-term interest rates fluctuate the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. However, based on the balances outstanding under our credit facility at year-end 2001, such a fluctuation would have to be relatively significant to have a material financial impact on us. We do not use derivative financial instruments in our investment portfolio. Presently, we do not carry significant cash balances as any cash in excess of our daily operating needs is used to reduce our borrowings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or Exchange Act, in connection with our annual meeting of stockholders.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Report:

1.	The following financial statements for the Company are included as part of this Report:
	Index to Financial Statements	Page 41
2.	The following financial statement schedule for the Company is included as part of this Report:
	Schedule II—Valuation and Qualifying Accounts	Page II-1
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.
(b)
On November 15, 2001 Guitar Center furnished a Form 8-K including Item 9 information relating to earnings guidance provided to investors.

(c)
Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	The Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
3.3	Amendment to the Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
4.1	Indenture dated as of July 2, 1996 by and between the Company and U.S. Trust Company of California as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
4.3	Form of Indenture (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (Registration No. 333-65220)).
10.1	Registration Rights Agreement dated June 5, 1996 among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.2*	The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.3*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.4*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.5*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.6*	Amended and Restated Memorandum of Understanding and Stock Option Agreement, dated as of December 30, 1996 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-62732)).
10.7*	Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.8*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998).
10.9*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.10*	Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.11*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.12*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.13*	Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998).
10.14*	Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period ending June 30, 1999).
10.15*	Agreement and Plan of Merger dated May 13, 1999 by and among the Company, EMIC Acquisition Corporation, Musician's Friend, Inc. and the Stockholders of Musician's Friend, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.16*	Amended and Restated Registration Rights Agreement dated May 13, 1999 by and among the Company, Chase Venture Capital Associates, L.P., Weston Presidio Capital II, L.P., Wells Fargo Small Business Investment Company, Inc., Larry Thomas, Marty Albertson, Amazing Grace Foundation, The Emmanuel Foundation, Midas Touch Investments Trust, Sterling Investments Trust, Syringa Investments Trust, Eiger Mountain Real Estate Trust, Promise Land Real Estate Development Trust and Musician's Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.17*	Form of Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit 10.(35)(36) of the Company's Annual Report on Form 10-K (Registration No. 000-22207 for the fiscal year ended December 31, 1999)
10.18*	Form of Amendment to the Company's 1997 Equity Participation Plan approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001 (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
10.19*	Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001 (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
10.20	Asset Purchase Agreement made as of March 20, 2001, by and among Guitar Center Stores, Inc., and American Music Group, Ltd., Eastern Musical Supply Co., Inc., Lyons Music, Inc., American Music, Inc., American Musical Instruments, Inc., Giardinelli Band Instruments Co., Central Music Supply, Inc., and GBI, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended June 30, 2001).
10.21*	Employment Agreement made as of March 20, 2001 between Guitar Center Stores, Inc. and David Fleming (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended June 30, 2001).
10.22*	Amended and Restated Employment Agreement between the Company and Marty Albertson, effective as of June 6, 2001, with exhibits.
10.23*	Amended and Restated Employment Agreement between the Company and Larry Thomas, effective as of June 6, 2001, with exhibits.

10.24*	Amended and Restated Employment Agreement between the Company and Barry Soosman, effective as of July 1, 2001, with exhibit.
10.25*	Amended and Restated Employment Agreement between the Company and Bruce Ross, effective as of July 1, 2001, with exhibit.
10.26*	Amendment to the Company's 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
10.27	Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC.
10.28*	Second Amendment to Amended and Restated Memorandum of Understanding, effective as of September 5, 2001 (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
10.29*	Third Amendment to Amended and Restated Memorandum of Understanding, effective as of November 6, 2001.
10.30	Second Amended and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician's Friend, Inc. and the lenders identified therein.
12.1	Ratio of Earnings to Fixed Charges
21.1	Material subsidiaries of the Registrant as of December 31, 2001:
Musician's Friend, Inc., a Delaware corporation.
Guitar Center Stores, Inc., a Delaware corporation.
23.1	Consent of Independent Auditors (KPMG LLP)
24.1	Power of Attorney (included on page S-1)

*
Management contract or other compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 27th day of March 2002.

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

Name	Title	Date

/s/ LARRY THOMAS Larry Thomas	Chairman & Co-Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/ MARTY ALBERTSON Marty Albertson	President & Co-Chief Executive Officer and Director	March 27, 2002
/s/ BRUCE ROSS Bruce Ross	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2002
/s/ ERICK MASON Erick Mason	Senior Vice President of Operations and Finance (Principal Accounting Officer)	March 27, 2002
/s/ DAVID FERGUSON David Ferguson	Director	March 27, 2002

/s/ HARVEY KIBEL Harvey Kibel	Director	March 27, 2002
/s/ PETER STARRETT Peter Starrett	Director	March 27, 2002
/s/ JEFFREY WALKER Jeffrey Walker	Director	March 27, 2002
/s/ ROBERT EASTMAN Robert Eastman	Chief Executive Officer, Musician's Friend, Inc., Director	March 27, 2002
/s/ LARRY LIVINGSTON Larry Livingston	Director	March 27, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Guitar Center, Inc.:

        We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Los Angeles, California
February 7, 2002

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

	Larry Thomas Chairman & Co-Chief Executive Officer	Bruce Ross Executive Vice President & Chief Financial Officer

Los Angeles, California February 7, 2002

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$17,480	$12,934
Accounts receivable, less allowance for doubtful accounts $959 and $834, respectively	19,243	20,490
Merchandise inventories	249,685	199,287
Prepaid expenses and deposits	6,404	5,148
Deferred income taxes	4,744	5,931

Total current assets	297,556	243,790
Property and equipment, net	81,056	68,658
Goodwill, net of accumulated amortization $1,710 and $884, respectively	21,032	5,367
Deposits and other assets, net	5,040	7,754

	$404,684	$325,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,287	$72,301
Accrued expenses and other current liabilities	38,834	30,580
Merchandise advances	12,780	10,512
Revolving line of credit	76,904	35,868
Current portion of long-term debt	638	495

Total current liabilities	207,443	149,756
Other long-term liabilities	3,716	2,770
Deferred income taxes	2,733	2,160
Long-term debt	66,924	67,420

Total liabilities	280,816	222,106
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at December 31, 2001 and 2000, none issued and outstanding	—	—
Common Stock, $0.01 par value per share, authorized 55,000 shares, issued and outstanding 22,315 at December 31, 2001 and 22,087 at December 31, 2000, respectively	223	221
Additional paid in capital	248,063	244,693
Accumulated deficit	(124,418)	(141,451)

Total stockholders' equity	123,868	103,463

	$404,684	$325,569

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Net sales	$938,180	$785,671	$620,081
Cost of goods sold, buying and occupancy	691,206	580,749	456,797

Gross profit	246,974	204,922	163,284
Selling, general and administrative expenses	200,748	156,698	128,416
Transaction and other costs	—	—	4,674

Operating income	46,226	48,224	30,194
Other expense:
Write-off of investment in non-consolidated entity	3,539	—	—
Interest expense, net	13,411	12,466	10,734
Interest expense to related party	—	—	501

Total other expense	16,950	12,466	11,235
Income before income taxes (benefit) and cumulative effect of change in accounting principle	29,276	35,758	18,959
Income taxes (benefit)	12,243	13,304	(391)

Income before cumulative effect of change in accounting principle	17,033	22,454	19,350
Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax of $578	—	—	1,074

Net income	$17,033	$22,454	$18,276

Net income per share
Basic	$0.77	$1.02	$0.83

Diluted	$0.75	$1.01	$0.82

Weighted average shares outstanding
Basic	22,229	22,047	22,020

Diluted	22,700	22,247	22,309

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 1998	20,093	$201	$228,195	$(182,181)	$46,215
Exercise of employee stock options	19	—	208	—	208
Issuance of stock for merger	1,911	20	(20)	—	—
Contribution of land and building	—	—	1,750	—	1,750
Conversion of related party debt to equity	—	—	13,870	—	13,870
Net income	—	—	—	18,276	18,276

Balance at December 31, 1999	22,023	221	244,003	(163,905)	80,319
Exercise of employee stock options	64	—	690	—	690
Net income	—	—	—	22,454	22,454

Balance at December 31, 2000	22,087	221	244,693	(141,451)	103,463
Exercise of employee stock options	113	1	1,279	—	1,280
Issuance of stock for acquisition	115	1	2,091	—	2,092
Net income	—	—	—	17,033	17,033

Balance at December 31, 2001	22,315	$223	$248,063	$(124,418)	$123,868

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net income	$17,033	$22,454	$18,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,006	11,043	8,252
Loss on sale of property and equipment	16	13	—
Amortization of deferred financing fees	556	408	240
Write-down of deferred financing fees	592	—	—
Deferred income taxes	1,760	8,702	(2,041)
Write-off of investment in non-consolidated entity	3,539	—	—
Cumulative effect of change in accounting principle to write-off pre-opening costs	—	—	1,652
Changes in operating assets and liabilities:
Accounts receivable	3,204	(6,363)	(513)
Merchandise inventories	(30,869)	(37,457)	(33,614)
Prepaid expenses and deposits	(910)	(1,689)	(601)
Other assets	(2,772)	(1,409)	(2,569)
Accounts payable	(1,445)	31,168	5,981
Accrued expenses and other current liabilities	7,587	4,740	7,512
Other long-term liabilities	946	700	500
Merchandise advances	2,268	2,057	1,308

Net cash provided by operating activities	16,511	34,367	4,383
INVESTING ACTIVITIES:
Purchase of property and equipment	(24,697)	(17,862)	(19,768)
Proceeds from sale of property and equipment	16	—	—
Investment in non-consolidated entity	(150)	(3,389)	—
Acquisition of business, net of cash acquired	(28,482)	—	—

Net cash used in investing activities	(53,313)	(21,251)	(19,768)
FINANCING ACTIVITIES:
Net change in revolving debt facility	41,036	(6,902)	21,920
Proceeds from exercise of stock options	1,280	690	208
Payments under capital lease	(968)	(743)	(442)

Net cash provided by (used in) financing activities	41,348	(6,955)	21,686
Net increase in cash and cash equivalents	4,546	6,161	6,301
Cash and cash equivalents at beginning of year	12,934	6,773	472

Cash and cash equivalents at end of period	$17,480	$12,934	$6,773

NON-CASH INVESTING ACTIVITIES:
Borrowings under capital leases	$473	$—	$890
Contributions of land and building	—	—	$1,750
Related party debt converted to equity	—	—	$13,870
Guitar Center purchased all of the assets of American Music
Group (2001) and Veneman Music Group (2000).
In conjunction with the acquisition, the fair value of assets and liabilities were as follows:
Fair value of assets acquired	$22,628	$1,256	$—
Liabilities assumed	(8,511)	(2,391)	—
Goodwill	16,457	1,135	—
Common Stock issued	(2,092)	—	—

Cash paid for acquisition	28,482	—	—
Cash acquired in acquisition	278	—	—

Net cash paid for acquisition	$28,760	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the business acquisition	$2,092	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12,068	$12,061	$11,001
Income taxes	$7,315	$2,603	$1,146

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1. Nature of Business and Significant Accounting Policies

  Nature of Business

        Guitar Center, Inc. and subsidiaries (the "Company") operates a chain of retail stores and a direct response unit which sell musical instruments, primarily guitars, amplifiers, percussion instruments, keyboards, pro-audio, recording equipment, and band and orchestral instruments. At December 31, 2001, we operated 96 Guitar Center stores and 12 American Music stores in major cities throughout the United States, with 21 of the stores located in California.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of Guitar Center, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        We account for investments where we own less than 20% of the voting stock under the cost method of accounting.

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

  Merchandise Inventories

        Inventories, including used merchandise and vintage guitars, are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only sales.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and historically has been amortized over a 20 to 30 year period using the straight-line method.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As described below under "New Accounting Pronouncements," the accounting treatment for goodwill and other intangible assets will change significantly effective January 1, 2002.

  Merchandise Advances

        Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates which are recorded as a liability until redemption by the customer, and credit on account for customer returns and special orders.

  Revenue Recognition

        Retail sales are recognized at the time of sale, net of a provision for estimated returns. Band instrument rentals are recognized over the term of the rental agreement. The terms of the majority of our rental agreements do not exceed 30 months. Catalog and e-commerce sales are recognized when the related products are shipped to customers, net of a provision for estimated returns.

  Advertising Costs

        We expense retail advertising as incurred. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, "Reporting of Advertising Costs."Advertising expense included in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 is $34,781,000, $27,868,000 and $24,566,000, respectively.

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

  Income Taxes

        We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Stock Option Plans

        We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Compensation," and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

  Earnings Per Share

        The following table summarizes the reconciliations of Basic to Diluted Weighted Average Shares as required by SFAS No. 128 for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(in thousands)
Basic shares	22,229	22,047	22,020
Common stock equivalents—dilutive effect of options outstanding	471	200	289

Diluted shares	22,700	22,247	22,309

        Options to purchase 1.3 million shares of Common Stock at prices ranging from $15.94 to $28.56, options to purchase 1.4 million shares of Common Stock at prices ranging from $12.33 to $28.56 and options to purchase 1.4 million shares of Common Stock at prices ranging from $15.94 to $28.56 were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.

  Concentration of Credit Risk

        Our deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards. In certain instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $4,288,000 and $1,854,000 at December 31, 2001 and 2000, respectively. Credit losses have historically been within our expectations.

  Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments. The fair value of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. As of December 31, 2001 the fair value of our long-term debt was $66.0 million, based on quoted market prices. Our cost basis investment, as discussed at Note 7, was written-off at December 31, 2001, in consideration of the estimated future cash flows of the investment and the uncertainties regarding its ongoing business.

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

  New Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment will be replaced by an alternative method, which will not require goodwill amortization on a stated basis but rather will require periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We adopted the new rules effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge. As of December 31, 2001, goodwill was $21.0 million, the majority of which relates to the American Music Group acquisition. Amortization expense related to goodwill included in the consolidated statements of income was $827,000, $222,000 and $186,000 at December 31, 2001, 2000 and 1999 respectively.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard is effective for financial statements issued for fiscal years beginning after June 15, 2002 and we presently intend to adopt this standard effective January 1, 2003. We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of this standard did not have a material effect on our consolidated financial statements.

2. Acquisitions

        On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories (the "American Music Group"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center common stock amounting to $2.1 million. We also assumed or repaid liabilities of $8.5 million. As part of the terms of the purchase agreement, there is a $2.5 million hold-back on the transaction, pending the American Music Group business meeting certain operating objectives in 2001. The acquisition was accounted for using the purchase method. Subsequent to December 31, 2001, it was determined that some of the objectives subject to the holdback were satisfied and on February 21, 2002 we paid an additional $1.8 million in cash to the previous owners of American Music Group in full satisfaction of our obligations under the hold-back arrangement. The amount was recorded as additional goodwill.

        The results of operations for American Music Group were not material to Guitar Center's previous presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of American Music Group are included in the Guitar Center's consolidated financial statements from the date of the acquisition.

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

        Goodwill was recorded on the American Music Group and Veneman Music Company, Inc. acquisitions for any consideration paid in excess of fair value of the identifiable assets acquired. Through December 31, 2001, we amortized goodwill over twenty years. We adopted SFAS No. 142 effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge. As of December 31, 2001, goodwill was $21.0 million, the majority of which relates to the American Music Group acquisition. Amortization expense related to goodwill included in the consolidated statements of income was $827,000 and $222,000 and $186,000 at December 31, 2001, 2000 and 1999, respectively.

3. Merchandise Inventories

        The major classes of merchandise inventories are as follows:

	December 31,
	2001	2000
	(in thousands)
Major goods	$162,039	$139,543
Band instruments	17,019	—
Associated accessories	42,973	38,389
Vintage guitars	6,828	5,004
Used merchandise	14,063	10,139
General accessories	10,218	9,437

	253,140	202,512
Less inventory reserves	3,455	3,225

	$249,685	$199,287

        Major goods include stringed merchandise, percussion, keyboards, pro-audio and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Associated accessories are comprised of accessories to major goods and band instruments. General accessories include other merchandise such as apparel, cables and books.

4. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2001	2000
	(in thousands)
Land	$2,946	$2,996
Buildings	9,461	9,649
Furniture and fixtures	16,169	13,726
Computer equipment	33,483	24,941
Leasehold improvements	64,346	52,530
Construction in progress	5,000	307

	131,405	104,149
Less accumulated depreciation	50,349	35,491

	$81,056	$68,658

5. Debt

        At December 31, 2001, we had outstanding $66.7 million in principal amount of 11% Senior Notes due 2006. The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis. The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at our option, at any time after July 1, 2001 at prices declining from 105.5% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. The holders of the Senior Notes have the right to require us to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature on July 1, 2006.

        Our revolving line of credit, as amended in the fourth quarter of 2001, provides for a maximum facility amount of $200,000,000, subject to borrowing base limitations ($117.8 million at December 31, 2001), and expires December 16, 2005. A fee of 0.375% is assessed on the unused portion of the facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (5.25% at December 31, 2001), or at LIBOR plus an applicable margin rate (5.25% at December 31, 2001), at our option, with interest due monthly. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. The applicable interest rate at December 31, 2001 was LIBOR plus 2.00%. The agreement underlying the credit facility includes certain restrictive covenants. We were in compliance with such requirements as of December 31, 2001. At December 31, 2001, we had $76.9 million outstanding on the line of credit, $1.1 million outstanding on letters of credit, and $39.8 million in available borrowings.

        Certain assets of our Company secure the credit facility and the actual amount available to borrow is tied to our inventory and receivable base.

        At December 31, 2001, 2000 and 1999, $556,000, $408,000, and $240,000 amortization of deferred financing fees was included in interest expense. $1.4 million and $749,000 million of capitalized deferred financing fees was included in other assets, net of accumulated amortization of $3.0 million and $2.5 million, at December 31, 2001 and 2000, respectively.

6. Segment Information

        Our reportable business segments are retail (Guitar Center and American Music Group stores) and direct response (Musician's Friend's catalog and Internet). Management evaluates segment performance based primarily on net sales and income (loss) before income taxes and cumulative effect of change in accounting principle.

        Net sales, depreciation and amortization, income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle, capital expenditures, and total assets are summarized as follows for the twelve months ended December 31, 2001, 2000 and 1999 (in thousands):

	Retail 2001	Direct Response 2001	Total	Retail 2000	Direct Response 2000	Total
Net sales	$780,763	$157,417	$938,180	$652,341	$133,330	$785,671
Depreciation and amortization	13,196	1,810	15,006	10,077	966	11,043
Income before income taxes	22,971	6,305	29,276	27,992	7,766	35,758
Capital expenditures	22,899	1,798	24,697	16,693	1,169	17,862
Total assets	$365,186	$39,498	$404,684	$290,972	$34,597	$325,569
	Retail 1999	Direct Response 1999	Total
Net sales	$536,650	$83,431	$620,081
Depreciation and amortization	7,450	802	8,252
Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	22,551	(3,592)	18,959
Capital expenditures	16,372	3,396	19,768
Total assets	$241,247	$25,604	$266,851

7. Investment in Non-Consolidated Entity

        At December 31, 2001 and 2000, we had an investment through a wholly-owned subsidiary, Musician's Choice, Inc., of approximately $3.5 and $3.3 million, respectively, in a non-consolidated entity, Musician.com Internet Network, Inc. ("Musician.com"). As of December 31, 2001 and 2000, we owned approximately 14% of the voting stock of Musician.com. As of these dates we also owned additional shares of non-voting common stock and non-voting preferred stock with a liquidation preference of $2.7 million. Musician.com operates community-based musician websites offering a wide range of services to empower amateur and professional musicians. We account for this investment under the cost method. During the fourth quarter of 2001, in consideration of the estimated future cash flows of Musician.com and the uncertainties regarding its ongoing business, we recorded a $3.5 million charge representing the write-off of our investment in this company.

8. Lease Commitments

        We lease offices, most of our retail store facilities, two of our distribution centers and various personal property used in our business under various operating leases which expire at varying dates through December 2018. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

        The total minimum lease commitment at December 31, 2001, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2002	$24,908
2003	25,253
2004	22,844
2005	21,284
2006	19,601
Thereafter	79,179

$193,069

        Total rent expense included in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 is $20,124,000, $15,587,000, and $11,749,000, respectively.

9. Employee Benefit Plans

        We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the "Plan") maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to fifteen percent of their compensation. The Company, at its discretion, can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees contributions. The Company may also, at its discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions shall be allocated based on the relative compensation of all eligible employees. Our contributions to the Plan were $756,000, $414,000 and $274,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Stock Option and Purchase Plans

  1996 Performance Stock Option Plan

        In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provided for the granting of options to officers and key employees. The number of options granted were 1,503,323 with an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant and generally vested ratably over three years. No further options are available for grant under the 1996 Plan. At December 31, 2001, 447,099 options were outstanding under the 1996 Plan.

  Management Stock Option Agreements

        In June 1996, we granted options to two officers to purchase 795,969 shares at an exercise price of $10.89 per share. Under the terms of the option agreements, the conditions for full accelerated vesting occurred during 1997. No additional options are available for grant under this plan. At December 31, 2001, all options granted were outstanding.

  1997 Equity Participation Plan

        In January 1997, the 1997 Equity Participation Plan (as amended, the "1997 Plan") was adopted. Under the 1997 Plan, we may grant options to purchase up to 3,725,000 shares of common stock; provided, however, that grants to any one individual may not exceed 250,000 shares of Common Stock in any calendar year. Options granted under the 1997 Plan vest ratably over various terms. As of December 31, 2001, options to purchase 2,989,791 shares of common stock were outstanding under the 1997 Plan. At December 31, 2001, there were 1,096,903 shares exercisable with exercise prices ranging from $8.34 to $28.56 and a weighted average exercise price of $15.90.

  Musician's Friend Options

        In connection with the merger with Musician's Friend, stock options to purchase 250,505 shares of Common Stock were assumed. The assumed stock options have exercise prices of $19.96 to $21.96 per share, with a weighted average exercise price of $20.31.

  Employee Stock Purchase Plan

        In April 2001, the Employee Stock Purchase Plan (the "ESPP Plan") was adopted. The ESPP Plan is a tax-qualified employee stock purchase plan which authorizes 500,000 shares of our common stock, $0.01 par value, for issuance under the plan. Under the ESPP Plan, participants are granted options to purchase our common stock at a price which is eighty-five percent of the stock's fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period. The participants purchase the shares through payroll deductions. As of December 31, 2001, 24,926 shares had been purchased under the ESPP Plan at $11.59 per share.

        We apply APB Opinion No. 25 in accounting for our plans. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	2001	December 31, 2000	1999
	(in thousands, except per share data-unaudited)
Pro forma net income	$16,383	$21,632	$14,359
Pro forma net income per share (basic)	$0.74	$0.98	$0.65
Pro forma net income per share (diluted)	$0.72	$0.97	$0.64
Risk free interest rate	4.6%	5.2%	6.2%
Expected lives	10.0	10.0	10.0
Expected volatility	67.0%	60.0%	82.0%
Expected dividends	—	—	—

        Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	2,438,557	$15.09
Granted	495,319	17.51
Exercised	(19,069)	10.89
Forfeited	(123,951)	20.05
Expired	—	—

Balance at December 31, 1999	2,790,856	15.33
Granted	915,008	11.10
Exercised	(63,541)	10.89
Forfeited	(165,702)	18.68
Expired	—	—

Balance at December 31, 2000	3,476,621	14.14
Granted	994,744	15.35
Exercised	(113,856)	11.24
Forfeited	(124,649)	16.52
Expired	—	—

Balance at December 31, 2001	4,232,860	$14.43

        The following is a summary of stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$8.34 to $12.33	1,944,755	5.81	$10.78	1,424,150	$10.87
$13.44 to $16.65	1,235,849	9.18	$15.27	145,234	$15.24
$18.25 to $20.75	983,418	6.53	$19.88	701,750	$20.05
$21.96 to $28.56	68,838	6.20	$24.36	68,838	$24.36

$8.34 to $28.56	4,232,860	6.97	$14.43	2,339,972	$14.29

11. Income Taxes

        Total income taxes (benefit) before cumulative effect of change in accounting principle for the years ended December 31, 2001, 2000 and 1999 consists of:

2001	Current	Deferred	Total
		(in thousands)
Federal	$9,022	$1,921	$10,943
State	1,461	(161)	1,300

	$10,483	$1,760	$12,243

2000	Current	Deferred	Total
		(in thousands)
Federal	$3,454	$8,332	$11,786
State	1,148	370	1,518

	$4,602	$8,702	$13,304

1999	Current	Deferred	Total
		(in thousands)
Federal	$929	$(1,710)	$(781)
State	721	(331)	390

	$1,650	$(2,041)	$(391)

        Actual income taxes (benefit) for 2001, 2000 and 1999 differs from the statutory tax rate of 35% as applied to income before income taxes (benefit) and cumulative effect of change in accounting principle as follows:

	2001	2000	1999
	(in thousands)
Expected income tax expense	$10,245	$12,515	$6,636
State income taxes, net of federal tax benefit	761	892	428
Non deductible items	127	106	1,586
Current use of NOL	—	—	(1,896)
Change in valuation allowance	1,120	—	(7,145)
Other	(10)	(209)	—

Actual income tax expense (benefit)	$12,243	$13,304	$(391)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2001	2000
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$743	$4,155
State net operating loss carryforwards	181	177
Accrued liabilities	2,438	2,457
Merchandise inventories	3,158	3,582
Alternative minimum tax carryforward	—	880
Capital loss (Musician.com)	1,120	—

Total gross deferred tax assets	7,640	11,251

Deferred tax liabilities
Depreciation	3,858	6,774
Other	651	706

Total gross deferred liabilities:	4,509	7,480

Deferred tax assets, net of deferred tax liabilities	3,131	3,771

Less valuation allowance	(1,120)	—

Net deferred tax assets	$2,011	$3,771

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

        For the year ended December 31, 2001, the deferred tax valuation allowance increased by $1,120,000 in connection with the write-down of the minority interest in the non-consolidated entity. Management believes it is more likely than not that the tax asset associated with the minority interest in the non-consolidated entity will not be realized because the related capital loss carryover may only be utilized to offset future capital gains.

12. Accrued Expenses and Other Current Liabilities

	December 31,
	2001	2000
	(in thousands)
Wages, salaries and benefits	$10,957	$7,903
Sales tax payable	8,008	7,407
Accrued interest	4,150	3,860
Accrued income tax	6,391	249
Other	9,328	11,161

	$38,834	$30,580

13. Legal

        We are not a party to any material legal proceedings. We are, however, involved in routine litigation arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

14. Quarterly Financial Data (unaudited)

	2001
	First	Second	Third	Fourth	Total
		(in thousands, except per share data)
Net sales	$213,152	$213,382	$225,264	$286,382	$938,180
Gross profit	$54,831	$56,095	$57,600	$78,448	$246,974
Net income	$4,965	$4,114	$1,373	$6,581	$17,033
Net income per share (diluted)	$0.22	$0.18	$0.06	$0.29	$0.75
	2000
	First	Second	Third	Fourth	Total
		(in thousands, except per share data)
Net sales	$175,846	$178,552	$191,001	$240,272	$785,671
Gross profit	$45,271	$46,032	$48,190	$65,429	$204,922
Net income	$4,114	$4,050	$4,275	$10,015	$22,454
Net income per share (diluted)	$0.19	$0.18	$0.19	$0.45	$1.01

SCHEDULE II

GUITAR CENTER, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001 and 2000
(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Other	Balance at end of year
December 31, 2001
Allowance for doubtful receivables	$834	125	—	—	$959
Allowance for obsolescence & damaged goods	$3,225	230	—	—	$3,455
December 31, 2000
Allowance for doubtful receivables	$1,143	—	309	—	$834
Allowance for obsolescence & damaged goods	$2,060	1,165	—	—	$3,225

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	The Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
3.3	Amendment to the Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
4.1	Indenture dated as of July 2, 1996 by and between the Company and U.S. Trust Company of California as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
4.3	Form of Indenture (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (Registration No. 333-65220)).
10.1	Registration Rights Agreement dated June 5, 1996 among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.2*	The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.3*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.4*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.5*	Management Stock Option Agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-10491))
10.6*	Amended and Restated Memorandum of Understanding and Stock Option Agreement, dated as of December 30, 1996 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-62732)).
10.7*	Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.8*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998).
10.9*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))
10.10*	Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-20931))

10.11*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.12*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1 (File No. 333-10491))
10.13*	Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K (Registration No. 000-22207) for the fiscal year ended December 31, 1998).
10.14*	Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the period ending June 30, 1999).
10.15*	Agreement and Plan of Merger dated May 13, 1999 by and among the Company, EMIC Acquisition Corporation, Musician's Friend, Inc. and the Stockholders of Musician's Friend, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.16*	Amended and Restated Registration Rights Agreement dated May 13, 1999 by and among the Company, Chase Venture Capital Associates, L.P., Weston Presidio Capital II, L.P., Wells Fargo Small Business Investment Company, Inc., Larry Thomas, Marty Albertson, Amazing Grace Foundation, The Emmanuel Foundation, Midas Touch Investments Trust, Sterling Investments Trust, Syringa Investments Trust, Eiger Mountain Real Estate Trust, Promise Land Real Estate Development Trust and Musician's Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 28, 1999 (Registration No. 000-22207)).
10.17*	Form of Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit 10.(35)(36) of the Company's Annual Report on Form 10-K (Registration No. 000-22207 for the fiscal year ended December 31, 1999)
10.18*	Form of Amendment to the Company's 1997 Equity Participation Plan approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001 (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
10.19*	Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001 (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended March 31, 2001).
10.20	Asset Purchase Agreement made as of March 20, 2001, by and among Guitar Center Stores, Inc., and American Music Group, Ltd., Eastern Musical Supply Co., Inc., Lyons Music, Inc., American Music, Inc., American Musical Instruments, Inc., Giardinelli Band Instruments Co., Central Music Supply, Inc., and GBI, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended June 30, 2001).
10.21*	Employment Agreement made as of March 20, 2001 between Guitar Center Stores, Inc. and David Fleming (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended June 30, 2001).
10.22*	Amended and Restated Employment Agreement between the Company and Marty Albertson, effective as of June 6, 2001, with exhibits.
10.23*	Amended and Restated Employment Agreement between the Company and Larry Thomas, effective as of June 6, 2001, with exhibits.

10.24*	Amended and Restated Employment Agreement between the Company and Barry Soosman, effective as of July 1, 2001, with exhibit.
10.25*	Amended and Restated Employment Agreement between the Company and Bruce Ross, effective as of July 1, 2001, with exhibit.
10.26*	Amendment to the Company's 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
10.27	Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC.
10.28*	Second Amendment to Amended and Restated Memorandum of Understanding, effective as of September 5, 2001 (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q (Registration No. 000-22207) for the quarterly period ended September 30, 2001).
10.29*	Third Amendment to Amended and Restated Memorandum of Understanding, effective as of November 6, 2001.
10.30	Second Amended and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician's Friend, Inc. and the lenders identified therein.
12.1	Ratio of Earnings to Fixed Charges
21.1	Material subsidiaries of the Registrant as of December 31, 2001:
Musician's Friend, Inc., a Delaware corporation.
Guitar Center Stores, Inc., a Delaware corporation.
23.1	Consent of Independent Auditors (KPMG LLP)
24.1	Power of Attorney (included on page S-1)

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
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
GUITAR CENTER, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
GUITAR CENTER, INC. AND SUBSIDIARY VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2001 and 2000 (amounts in thousands)
INDEX TO EXHIBITS