Form 10-Q
period 2002-03-31
GUITAR CENTER INC
filed 2002-05-10
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000 - 22207

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

        Yes /x/    No / /

        As of May 6, 2002, 22,419,484 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2002	December 31, 20001
Assets
Current assets:
Cash and cash equivalents	$4,892	$17,480
Accounts receivable, net	21,509	19,243
Merchandise inventories	261,074	249,685
Prepaid expenses and deposits	12,815	6,404
Deferred income taxes	4,744	4,744

Total current assets	305,034	297,556
Property and equipment, net	79,596	81,056
Goodwill, net	23,094	21,032
Deposits and other assets, net	5,225	5,040

	$412,949	$404,684

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$72,583	$78,287
Accrued expenses and other current liabilities	28,793	38,834
Merchandise advances	11,840	12,780
Revolving line of credit	97,762	76,904
Current portion of long-term debt	551	638

Total current liabilities	211,529	207,443
Other long-term liabilities	3,677	3,716
Deferred income taxes	2,733	2,733
Long-term debt	66,954	66,924

Total liabilities	284,893	280,816
Stockholders' equity
Preferred Stock; authorized 5,000 shares at March 31, 2002 and December 31, 2001, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,346 at March 31, 2002 and 22,315 at December 31, 2001	224	223
Additional paid in capital	248,812	248,063
Accumulated deficit	(120,980)	(124,418)

Total stockholders' equity	128,056	123,868

	$412,949	$404,684

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,
	2002	2001
Net sales	$251,536	$213,152
Cost of goods sold, buying and occupancy	187,375	158,321

Gross profit	64,161	54,831
Selling, general and administrative expenses	55,447	43,756

Operating income	8,714	11,075
Interest expense, net	3,165	3,067

Income before income taxes	5,549	8,008
Income taxes	2,111	3,043

Net income	$3,438	$4,965

Net income per share
Basic	$0.15	$0.22

Diluted	$0.15	$0.22

Weighted average shares outstanding
Basic	22,333	22,095

Diluted	22,836	22,573

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2002	2001
Operating activities
Net income	$3,438	$4,965
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,832	3,240
Amortization of deferred financing fees	164	106
Loss on sale of assets	—	16
Changes in operating assets and liabilities:
Accounts receivable	(2,266)	2,351
Merchandise inventories	(11,020)	(7,288)
Prepaid expenses and deposits	(2,906)	(241)
Other assets	(167)	(1,319)
Accounts payable	(5,704)	(9,947)
Accrued expenses and other current liabilities	(10,182)	(7,602)
Other long-term liabilities	(39)	155
Merchandise advances	(945)	162

Net cash used in operating activities	(25,795)	(15,402)
Investing activities
Purchase of property and equipment	(5,877)	(6,649)
Proceeds from sale of property and equipment	—	16
Acquisitions of businesses	(2,332)	—

Net cash used in investing activities	(8,209)	(6,633)
Financing activities
Net increase in revolving debt facility	20,858	16,676
Proceeds from exercise of stock options	750	210
Payments under capital lease	(192)	(197)

Net cash provided by financing activities	21,416	16,689

Net decrease in cash and cash equivalents	(12,588)	(5,346)
Cash and cash equivalents at beginning of year	17,480	12,934

Cash and cash equivalents at end of period	$4,892	$7,588

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired	369	—
Liabilities assumed	(146)	—
Goodwill	2,109	—

Cash paid for acquisitions	2,332	—

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.
General

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center," the "Company," "we," "us" or "our") as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.
Acquisitions

  On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories (the "American Music Group"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center common stock. We also assumed or repaid liabilities of $8.5 million. As part of the terms of the purchase agreement, there was a $2.5 million hold-back on the transaction, pending the American Music Group business meeting certain operating objectives in 2001. The acquisition was accounted for using the purchase method. Subsequent to December 31, 2001, it was determined that some of the objectives subject to the holdback were satisfied and on February 21, 2002, we paid an additional $1.8 million in cash to the previous owners of American Music Group in full satisfaction of our obligations under the hold-back arrangement. The amount was recorded as additional goodwill.

  In February 2002, we acquired certain assets of Music Loft East, Inc., a single store located in Raleigh, North Carolina. In connection with the purchase we paid $488,000 in cash and assumed liabilities and paid expenses of $146,000. The acquisition was accounted for using the purchase method.

  The results of operations for American Music and Music Loft East, Inc. were not material to Guitar Center's previous presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for both acquisitions are included in Guitar Center's consolidated financial statements from the date of the acquisition.

  Goodwill was recorded on the American Music and Music Loft acquisitions for any consideration paid in excess of fair value of the identifiable assets acquired. Through December 31, 2001, we amortized goodwill over twenty years. Please see Note 4 for a description of significant changes in the accounting for goodwill implemented in 2002.

3.
Segment Information

  Our reportable business segments are retail (Guitar Center and American Music stores) and direct response (Musician's Friend catalog and Internet). Management evaluates segment performance based primarily on net sales and income before income taxes.

  Net sales, income before income taxes and total assets are summarized as follows for the quarters ended March 31, 2002 and March 31, 2001 (in thousands):

	Three Months Ended March 31, 2002
	Retail	Direct Response	Total
Net sales	$205,477	$46,059	$251,536
Income before income taxes	3,803	1,746	5,549
Total assets	372,436	40,513	412,949

	Three Months Ended March 31, 2001
	Retail	Direct Response	Total
Net sales	$174,186	$38,966	$213,152
Income before income taxes	5,236	2,772	8,008
Total assets	298,423	31,568	329,991
4.
New Accounting Standards

  On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141),and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment has been replaced by an alternative method, which does not require goodwill amortization on a stated basis but rather requires periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

  We adopted the new rules effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge. As of March 31, 2002, we had unamortized goodwill in the amount in the amount of $23.1 million and unamortized identifiable intangible assets in the amount of $325,000. The majority of the goodwill relates to the American Music Group acquisition. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. The effect on net income and earnings per share if SFAS No. 142 had been in effect for the quarter ended March 31, 2001 was immaterial. Amortization expense for the quarter ended March 31, 2001 was $38,000, net of tax.

  In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We operated 92 Guitar Center retail locations in 38 major markets and 10 stores in secondary markets as of March 31, 2002. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, the American Music division, which operated 14 band instrument stores at March 31, 2002, is a leading provider of band instruments and accessories, and primarily focuses on school band and orchestral instrument sales and rentals. From 1997 to 2001, our net sales grew at an annual compound growth rate of 26.4%, principally due to the comparable store sales growth of our Guitar Center stores averaging 9.5% per year, the opening of new stores, and a 28.4% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We do not expect comparable store sales to continue to increase at historical rates.

        We opened a total of 13 Guitar Center stores in 2001. During the three months ended March 31, 2002, we opened five new Guitar Center stores, and acquired a store in Raleigh, North Carolina which we are converting to our Guitar Center brand. We plan to open six to eight Guitar Center stores during the remainder of 2002. Some of these Guitar Center stores will be smaller format units designed for secondary markets. In addition, we plan to open six to eight American Music stores during 2002. For the immediate future, our objective is that about half of these new American Music units will be new stores and about half will be acquisitions of existing businesses. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music Group brand names in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

        As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our businesses, including further acquisitions if attractive candidates can be located for reasonable prices.

        The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended March 31,
	2002	2001
Net sales	100.0%	100.0%
Gross profit	25.5	25.7
Selling, general and administrative expense	22.0	20.5

Operating income	3.5	5.2
Interest expense, net	1.3	1.5

Income before income tax expense	2.2	3.7
Income tax expense	0.8	1.4

Net income	1.4	2.3

Results Of Operations

  Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

        Net sales increased to $251.5 million for the three months ended March 31, 2002, from $213.2 million for the comparable prior period, an 18.0% increase. Net sales from retail stores totaled $205.5 million, an increase of $31.3 million, or 18.0%. Sales from new stores, including our American Music stores, contributed $22.9 million, or 73.3% of the increase. Comparable store sales increased 5%.

Our management is presently anticipating comparable store sales growth of 3% to 5% for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements." Net sales from the direct response channel totaled $46.1 million, a $7.1 million increase from the first quarter of 2001. Catalog sales for the three months ended March 31, 2002 compared to 2001 increased 18.4% to $25.7 million from $21.7 million and Internet sales increased 18.0% to $20.4 million from $17.3 million for the same period last year.

        Gross profit dollars for the three months ended March 31, 2002 compared to 2001 increased 17.0% to $64.2 million from $54.8 million. Gross profit as a percentage of net sales for the three months ended March 31, 2002 compared to 2001 decreased to 25.5% from 25.7%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 24.6% compared to 24.4% in the first quarter of 2001. The increase reflects the higher level of gross margin for American Music stores offset by increased freight and equipment rental expense for Guitar Center stores. The gross profit margin for the direct response division was 29.7% for the quarter compared to 31.5% in the first quarter of 2001. The decrease is primarily due to aggressive pricing in the January and February catalogs and the product mix being more weighted towards higher margin products during the same period last year.

        Selling, general and administrative expenses for the three months ended March 31, 2002 compared to 2001 increased 26.7% to $55.4 million from $43.8 million. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2002 compared to 2001 increased to 22.0% from 20.5%. Selling, general and administrative expenses for the retail stores in the first quarter, inclusive of pre-opening costs and corporate general and administrative expenses, were 21.4% of sales compared to 20.0% in last year's first quarter. The increase reflects higher level of expense for the American Music business as compared to the Guitar Center retail business, higher insurance costs and operating lease expenses. Selling, general and administrative expenses for the direct response division were 25.1% of sales in the first quarter compared to 23.0% in the same period last year. The increase primarily reflects increased wage costs and recruiting expenses related to the Kansas City distribution center as well as equipment rental and depreciation for that facility.

        Operating income, for the reasons stated above, decreased from $11.1 million to $8.7 million, or 21.3% for the three months ended March 31, 2002.

        Interest expense, net for the three months ended March 31, 2002 increased to $3.2 million from $3.1 million in the same period of 2001. The increase reflects increased borrowings under our credit facility, partially offset by a reduction in interest rates applicable to those borrowings.

        In the three months ended March 31, 2002, a $2.1 million provision for income taxes was recorded compared to $3.0 million for the same period last year, both based on an annualized tax rate of approximately 38%.

        Net income for the three months ended March 31, 2002 was $3.4 million, compared to net income of $5.0 million in the first quarter of 2001.

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from interest payable on indebtedness and the funding of capital expenditures and working capital requirements, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of March 31, 2002, we had $97.8 million outstanding under the 2001 Credit Facility, excluding $1.2 million outstanding on standby letters of credit, and had available borrowings of approximately $30.2 million.

        The credit facility permits borrowings up to $200 million, subject to borrowing base limitations. Certain assets secure the credit facility and the actual amount available is tied to our inventory and receivable base. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin or at LIBOR plus an applicable margin rate, at our option, with interest due monthly. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. Borrowings are subject to a minimum annual interest rate of 4%. The applicable interest rate at March 31, 2002 was LIBOR plus 2.00%. The agreement underlying the credit facility includes certain restrictive covenants. We were in compliance with such requirements as of March 31, 2002.

        During the quarter ended March 31, 2002, we entered into a master operating lease agreement with General Electric Capital Corporation to lease equipment and other property primarily to support the operations of the new central warehouse/distribution center for our Guitar Center retail stores. The agreement allows us to lease up to $15.0 million in equipment and other property and is planned to commence in second quarter of 2002.

        For the three months ended March 31, 2002, net cash used in operating activities was $25.8 million, which principally consisted of purchases of inventory and payments of accrued expenses. Cash used in investing activities totaled $8.2 million, which principally consisted of capital expenditures under our store expansion program ($5.9 million) and acquisitions of businesses ($2.3 million). Cash provided by financing activities totaled $21.4 million, which principally consisted of borrowings under the credit facility.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the three months ended March 31, 2002, we opened five new Guitar Center stores, and acquired a store in Raleigh, North Carolina. We are currently converting that store to our Guitar Center brand. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and eight more had been opened as of March 31, 2002. Our small format stores will incur approximately $450,000 in capital expenditures and require approximately $600,000 to $800,000 in inventory.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. In July 2000, we leased a new distribution facility for Musician's Friend in Kansas City, and in July 2001 we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City. We are currently implementing an expansion of the Kansas City facility.

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations with a view towards the facility commencing operation in July of 2002. We have entered into a 10-year agreement to lease the facility and we also plan to enter into numerous additional commitments necessary to support the operations of the facility. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of Guitar Center and Musician's Friend on the Internet. We are currently implementing a significant technology upgrade at American Music. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 Guitar Center stores in 2001 and 14 stores in 2000. As of March 31, 2002, we opened five new Guitar Center stores, and we plan to open approximately six to eight additional stores during the current year. We also acquired a store in Raleigh, North Carolina, which we are currently converting to our Guitar Center brand. Some of the new stores will be smaller format units designed for secondary markets. During 2002, we plan to open six to eight American Music stores. For the immediate future, our objective is that about half of these new American Music units will be new stores and about half will be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

        We also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers or other complementary businesses, if attractive opportunities can be identified. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

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

Discussion of Critical Accounting Policies and Disclosures about Contractual Obligations and Commercial Commitments

        For further discussion of critical accounting policies and disclosure about contractual obligations and commercial commitments, please see Management's Discussion and Analysis of Financial Condition and Results of Operations in our audited consolidated financial statements and notes thereto, each of which is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized into income on a stated periodic basis. This treatment has been replaced by an alternative method, which does require goodwill amortization on a stated basis but rather requires periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment. We adopted the new rules effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

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

        Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, which recently have been weak, particularly in terms of consumer demand and general retail sales, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements prior to our next, regularly scheduled, quarterly report, and undertake no duty to any person to affect any such update under any circumstances.

        For further discussion of risks associated with our business, please see the discussion under the caption "Risks Related to the Business."

        All forward-looking statements are provided in express reliance on the safe harbor provisions contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

        Our retail store growth strategy includes opening new stores and increasing sales at existing locations. We intend to pursue an aggressive expansion strategy by opening additional stores in new and existing markets. As of March 31, 2002, we operated 102 Guitar Center stores and 14 American Music stores. We opened a total of 13 Guitar Center stores in 2001, and 14 stores in 2000. During the three months ended March 31, 2002, we opened five new Guitar Center stores, and we plan to open six to eight additional stores during the current year. We also acquired a store in Raleigh, North Carolina, which we are currently converting to our Guitar Center brand. Some of these new stores will be smaller format units designed for secondary markets. During 2002, we plan to open six to eight American Music stores. For the immediate future, our objective is that about half of these new American Music units will be new units and about half will be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. Our expansion plan depends on a number of factors, including:

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

        A variety of factors affect our comparable store sales results, including:

  •
  competition;

  •
  economic conditions;

  •
  consumer and music industry trends;

  •
  changes in our merchandise mix;

  •
  product distribution;

  •
  transfer of sales to new locations (i.e., market clustering); and

  •
  timing and effectiveness of our promotional events.

        Our management is presently planning for comparable store sales growth of 3% to 5% for the second quarter of 2002, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings.

        Any shortfall in the growth plan for new stores or our existing stores would likely result in financial performance below that for which we have planned or the investment community expects.

Our growth plans could be accelerated by acquisitions although such transactions involve special risks.

        We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged. Further, our growth for the American Music business contemplate a significant number of relatively small acquisitions. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician's Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of the acquired business with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

We depend on suppliers who may not be able or desire to supply our requirements.

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

        Our industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We anticipate increased competition in our existing markets and planned new markets from other large format music product retailers. Additionally, our expansion to new markets will be inhibited by established competitors in those markets. If our competitors adopt a new, innovative store format or retail selling method, or if a new competitor with substantial financial or other resources enters the marketplace, then we may fail to achieve market position gains or may lose market share.

We depend on key personnel including our senior management who are important to the success of our business.

        Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President, and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician's Friend, Inc., and David Flemming, President and Chief Operating Officer of the American Music division, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. During 2001, we entered into a five-year employment contract extension with each of Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

We intend to implement a new distribution center for the Guitar Center retail stores, which presents operational risks and represents a significant investment.

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations with a view towards the facility commencing operations in July of 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will continue to require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption in our retail store business and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of March 31, 2002, our corporate headquarters as well as 21 of our 102 Guitar Center stores were located in California and stores located in that state generated 28.3% and 29.0% of our retail sales for 2001 and 2000, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic conditions or changing consumer preferences could also adversely impact us.

        Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets, such as occurred after September 11, 2001, could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

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

We must efficiently integrate American Music and grow its band instrument business in order to earn an acceptable return on that investment.

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We have not previously participated in the band instruments segment of the music products business and have no experience in this distribution channel. We are integrating this business into our retail stores unit as a separate division and intend to use the acquired American Music business as a platform to grow in the band instruments business. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. Further, we presently have underway a project to install new management information systems at American Music. This implementation is an important project to permit further integrating of American Music with our other businesses and to provide a scaleable systems backbone to facilitate growth of this division. In addition, we have also begun to market through the American Music stores some Guitar Center products not previously marketed by it and to leverage some common infrastructure. Failure to execute on these requirements and initiatives described above could result in a poor or no return on our investment and a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands.

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

        If we face material delays in introducing new services, products and enhancements, our e-commerce customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. To develop our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. In addition, the success of e-commerce may result in greater efficiency and lower prices, which could have an adverse effect on selling prices and margins in our retail store business and in our catalog business and generally constrain profitability in the specialty retail business.

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

        The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our e-commerce business. For example, laws related to the taxation of online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)
Our annual meeting of shareholders (the "Annual Meeting") was held on May 3, 2002. At that time there were present, in person or by proxy, 19,163,989 shares of our common stock.

(b)
At the annual meeting, the only item submitted to a vote of shareholders was the election of directors. Each director nominated was reelected.

(c)
The results of voting for the election of eight directors at the Annual Meeting were as follows:

Nominee	For	Withheld
Larry Thomas	17,576,446	1,587,543
Marty Albertson	17,576,459	1,587,530
Robert Eastman	17,523,227	1,640,762
David Ferguson	19,025,849	138,140
Harvey Kibel	18,907,702	256,287
Peter Starrett	18,907,749	256,240
Jeffrey Walker	18,906,949	257,040
Larry Livingston	19,026,649	137,340

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.31	Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation.
  (b)
  Reports on Form 8-K:

  None.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 2002.

GUITAR CENTER, INC.
/s/ BRUCE L. ROSS Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

FORM 10-Q
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
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K