Form 10-Q
period 2002-06-30
GUITAR CENTER INC
filed 2002-08-14
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

(818) 735-8800
(Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        As of August 12, 2002, 22,488,847 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

INDEX

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,825	$17,480
Accounts receivable, net	19,177	19,243
Merchandise inventory	271,433	249,685
Prepaid expenses and deposits	9,719	6,404
Deferred income taxes	4,744	4,744

Total current assets	309,898	297,556
Property and equipment, net	85,125	81,056
Goodwill	25,248	21,032
Deposits and other assets, net	4,973	5,040

	$425,244	$404,684

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,391	$78,287
Accrued expenses and other current liabilities	31,801	38,834
Merchandise advances	11,930	12,780
Revolving line of credit	104,599	76,904
Current portion of long-term debt	456	638

Total current liabilities	217,177	207,443
Other long-term liabilities	4,358	3,716
Deferred income taxes	3,583	2,733
Long-term debt	66,821	66,924

Total liabilities	291,939	280,816
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at June 30, 2002 and December 31, 2001, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,486 at June 30, 2002 and 22,315 at December 31, 2001, respectively	225	223
Additional paid in capital	249,962	248,063
Accumulated deficit	(116,882)	(124,418)

Total stockholders' equity	133,305	123,868

	$425,244	$404,684

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended June 30,
	2002	2001
Net sales	$253,887	$215,570
Cost of goods sold, buying and occupancy	188,512	159,475

Gross profit	65,375	56,095
Selling, general and administrative expenses	55,757	46,170

Operating income	9,618	9,925
Interest expense, net	2,998	3,290

Income before income taxes	6,620	6,635
Income taxes	2,520	2,521

Net income	$4,100	$4,114

Net income per share
Basic	$0.18	$0.19

Diluted	$0.18	$0.18

Weighted average shares outstanding
Basic	22,430	22,232

Diluted	23,169	22,896

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Six months ended June 30,
	2002	2001
Net sales	$508,710	$431,617
Cost of goods sold, buying and occupancy	379,174	320,690

Gross profit	129,536	110,927
Selling, general and administrative expenses	111,219	89,926

Operating income	18,317	21,001
Interest expense, net	6,150	6,356

Income before income taxes	12,167	14,645
Income taxes	4,631	5,565

Net income	$7,536	$9,080

Net income per share
Basic	$0.34	$0.41

Diluted	$0.33	$0.40

Weighted average shares outstanding
Basic	22,393	22,164

Diluted	23,020	22,742

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities
Net income	$7,536	$9,080
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,943	7,251
Amortization of deferred financing fees	328	249
Loss on sale of assets	—	16
Changes in operating assets and liabilities:
Accounts receivable	816	4,441
Merchandise inventories	(17,129)	(16,155)
Prepaid expenses and deposits	(1,671)	(973)
Other assets	(80)	(1,883)
Accounts payable	(10,250)	(10,818)
Accrued expenses and other current liabilities	(9,524)	(5,923)
Other long term liabilities	642	322
Merchandise advances	(855)	(225)

Net cash used in operating activities	(22,244)	(14,618)
Investing activities
Purchase of property and equipment	(13,655)	(12,411)
Acquisition of businesses	(5,932)	(28,482)
Investment in non-consolidated entity	—	(150)

Net cash used in investing activities	(19,587)	(41,043)
Financing activities
Net change in revolving debt facility	27,695	42,753
Proceeds from exercise of stock options	1,901	878
Payments under capital lease	(420)	(513)

Net cash provided by financing activities	29,176	43,118
Net decrease in cash and cash equivalents	(12,655)	(12,543)
Cash and cash equivalents at beginning of year	17,480	12,934

Cash and cash equivalents at end of period	$4,825	$391

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired	$5,369	$22,628
Liabilities assumed	(1,300)	(8,235)
Debt incurred	(2,400)	—
Goodwill	4,263	16,181
Common stock issued	—	(2,092)

Net cash paid for acquisitions	5,932	28,482
Cash acquired in acquisitions	—	278

Cash paid for acquisitions	$5,932	$28,760

Borrowings under capital leases	$—	$473

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.    General

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center," the "Company," "we," "us," or "our") as of and for the three and six months ended June 30, 2002 and December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

        The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    Acquisitions

        On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories (the "American Music Group"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center common stock for $2.1 million. We acquired assets of $22.6 million and assumed or repaid liabilities of $8.2 million. Goodwill of $16.2 million was recorded. The acquisition was accounted for using the purchase method. As part of the terms of the purchase agreement, there was a $2.5 million hold-back on the transaction, pending the American Music Group business meeting certain operating objectives in 2001. During the first quarter of 2002, it was determined that some of the objectives subject to the holdback were satisfied and on February 21, 2002, we paid an additional $1.8 million in cash to the previous owners of American Music Group in full satisfaction of our obligations under the hold-back arrangement. The amount was recorded as additional goodwill.

        In February 2002, we acquired certain assets of Music Loft East, Inc., a single store located in Raleigh, North Carolina. In connection with the purchase we paid $488,000 in cash and acquired assets with a fair value of $369,000 and assumed liabilities of $146,000. Goodwill in the amount of $265,000 was recorded. The acquisition was accounted for using the purchase method.

        On June 14, 2002, our band instrument division, American Music, completed the acquisition of M&M Music, a five-store band instrument retailer headquartered in Valdosta, Georgia. Under the terms of the agreement, American Music acquired the stock of M&M Music for total consideration of up to $6.0 million, of which we paid $3.6 million in cash. We intend to issue Guitar Center stock to satisfy the remaining $2.4 million due to the former owners. The purchase price is subject to adjustment based on the level of working capital delivered. In connection with the purchase, we acquired assets with a fair value of $5.0 million and assumed liabilities of $1.2 million. Goodwill in the amount of $2.2 million was recorded. The acquisition was accounted for using the purchase method.

        The results of operations for American Music, the assets of the Raleigh store, and M&M Music were not material to Guitar Center's previous presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these acquisitions are included in Guitar Center's consolidated financial statements from the date of the acquisition.

        Goodwill was recorded on the American Music, Music Loft and M&M Music acquisitions for any consideration paid in excess of fair value of the identifiable assets acquired. Through December 31, 2001, we amortized goodwill over twenty years. Please see Note 5 for a description of significant changes in the accounting for goodwill implemented in 2002.

        On May 28, 1999, we acquired all of the stock of Musician's Friend, Inc., pursuant to a merger agreement. Under the terms of the Musician's Friend merger agreement, 570,000 shares, or 30% of the total shares issued, were placed in escrow for indemnification purposes. During 2000 and 2001, the escrow was resolved whereby 50,002 shares of Common Stock were returned to Guitar Center and the balance released to the former Musician's Friend stockholders. No shares remain in escrow from the Musician's Friend transaction.

3.    Segment Information

        Our reportable business segments are retail (Guitar Center and American Music stores) and direct response (Musician's Friend catalog and Internet). Management evaluates segment performance based primarily on net sales and income before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated financial statements. There are no differences between the measurements of reportable segments' profits or losses or reportable segments' assets from those of the consolidated financial statements.

        Net sales, income before income taxes and total assets are summarized as follows for the three and six month periods ended June 30, 2002 and June 30, 2001 (in thousands):

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$207,385	$46,502	$253,887	$412,862	$95,848	$508,710
Income before income taxes	4,228	2,392	6,620	8,030	4,137	12,167
Total Assets				384,739	40,505	425,244
	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net Sales	$180,139	$35,431	$215,570	$354,325	$77,292	$431,617
Income before income taxes	5,490	1,145	6,635	10,727	3,918	14,645
Total Assets				341,302	30,622	371,924

4.    Reclassifications

        The presentation of certain prior year information has been reclassified to conform with the current year presentation. During the second quarter we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, for shipping and handling fees paid by our customers in our direct response division, treating such fees as revenue. Prior to the reclassification, shipping and handling fees were recognized as a reduction to cost of goods sold. As a result, $3.1 million of shipping and handling fees were recognized as direct response revenue in the second quarter of 2002 and $2.2 million were recognized in the second quarter of 2001. For the six month periods, $6.4 million of shipping and handling fees were recognized as direct response revenue in the six months ended June 30, 2002 and $5.1 million were recognized in the same period in 2001. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period.

5.    New Accounting Standards

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

        We adopted the new rules effective January 1, 2002, at which time we ceased to record periodic goodwill charges absent an impairment charge. As of June 30, 2002, we had unamortized goodwill in the amount of $25.2 million and unamortized identifiable intangible assets in the amount of $325,000. The majority of the goodwill relates to the American Music Group acquisition. We have tested goodwill and intangible assets for impairment under the transition provisions of SFAS No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. Net income for the three and six months ended June 30, 2001, if SFAS No. 142 had been in effect, would have been $4.3 million and $9.3 million, respectively, compared to reported net income of $4.1 million and $9.1 million, respectively. Basic and fully diluted earnings per share for the three months ended June 30, 2001, if SFAS No. 142 had been in effect, would have both been $0.19, compared to reported basic and fully diluted earnings per share of $0.19 and $0.18, respectively. Basic and fully diluted earnings per share for the six months ended June 30, 2001, if SFAS No. 142 had been in effect, would have been $0.42 and $0.41, respectively, compared to reported basic and fully diluted earnings per share of $0.41 and $0.40, respectively.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We operated 103 Guitar Center retail locations at June 30, 2002, including 93 stores in 39 major markets and 10 stores in secondary markets. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, at June 30, 2002 American Music operated 19 stores, including the five stores acquired from M&M Music in June 2002. American Music is a leading provider of band instruments and accessories, primarily focused on school band and orchestral instrument sales and rentals.

        From 1997 to 2001, our net sales grew at an annual compounded growth rate of 26.4%, principally due to the comparable store sales growth of our Guitar Center stores averaging 9.5% per year, the opening of new stores, and a 28.4% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We do not expect comparable store sales to continue to increase at historical rates.

        We opened a total of 13 Guitar Center stores in 2001. During the six months ended June 30, 2002, we opened six new Guitar Center stores, acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand, and relocated our original North Dallas, Texas store. We plan to open one small format Guitar Center store in Atlantic City, New Jersey in the third quarter of 2002. Additionally, we plan to open five Guitar Center stores in the fourth quarter of 2002. Some of these Guitar Center stores may be smaller format units designed for secondary markets. In the second quarter of 2002, American Music completed the acquisition of M&M Music, a five-store band instrument retailer. In addition, we plan to open one to two American Music stores during the fourth quarter of 2002. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music Group brand names in new markets. In some markets, this clustering strategy results in the transfer of sales from existing stores to new locations.

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

Discussion of Critical Accounting Policies and Disclosures about Contractual Obligations and Commercial Commitments

  Discussion of Critical Accounting Policies

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which includes those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Alternatively, certain of the policies described below are unique to our industry and deserve the attention of a reader of our financial statements.

        Valuation of Inventory.    We value our inventories (other than rental inventories) at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account both general economic conditions and growth prospects within the marketplace, competition, the market acceptance of the current and upcoming products, management initiatives, and based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These judgments must be made in the context of our customer's shifting needs, social and technological trends, and changes in the geographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date.

        Valuation of Long-Lived Assets.    Long-lived assets, such as property and equipment, goodwill, cost method investments and certain identifiable intangibles, historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment include, among other things:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends; and

  •
  Significant decline in stock value for a sustained period.

        The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines given expected market conditions and local business environment factors. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or the present value of future cash flows as determined above. For cost method investments, we would record a loss when the decline in value is other than temporary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

        Our assessment regarding the existence of impairment factors is based on market conditions and operational performance of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make.

        Sales Returns.    We allow customers to return product when they meet certain established criteria. We regularly review and revise, when deemed necessary, our estimates of sales returns based primarily upon actual returns and historical trends. Actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

        Credits and Other Vendor Allowances.    We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotion expenditures relating to the vendor's products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $1.1 million for the quarters ended June 30, 2002 and June 30, 2001, respectively, which amounts were recorded as an offset to selling, general and administrative expense. For the six month periods ended June 30, 2002 and 2001, the amounts were $2.2 million and $2.3 million, respectively. Price protection credits and vendor rebates are accounted for as a component of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement as an effective reduction in cost of goods sold at the time the related item of inventory is sold. None of these credits are recorded as revenue.

  Contractual Obligations and Commercial Commitments

        For further discussion of contractual obligations and commercial commitments, please see Management's Discussion and Analysis of Financial Condition and Results of Operation in our audited consolidated financial statements and notes thereto, each of which is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

        The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.8	26.0	25.5	25.7
Selling, general, and administrative expenses	22.0	21.4	21.9	20.8

Operating income	3.8	4.6	3.6	4.9
Interest expense, net	1.2	1.5	1.2	1.5

Income before income taxes	2.6	3.1	2.4	3.4
Income taxes	1.0	1.2	0.9	1.3

Net income	1.6	1.9	1.5	2.1

  Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        Net sales increased to $253.9 million for the three months ended June 30, 2002, from $215.6 million for the comparable prior period, a 17.8% increase. Net sales from retail stores totaled $207.4 million, an increase of $27.2 million, or 15.1%. Sales from new stores contributed $13.2 million, or 48.4% of the increase. Comparable store sales increased 8%. The increase in comparable store sales was due to greater response to our advertising and marketing for our retail division than anticipated and the closure of eleven stores of a competitor, Mars Music, which were in markets also served by us. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the second half of 2002, although fluctuations will undoubtedly take place from period to period. Our increase in anticipated comparative store sales from that expressed in our March quarterly report reflects our assumption that the improved business conditions experienced in the current quarter will continue. The foregoing statements are forward-looking statement and are subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $46.5 million, an $11.1 million, or 31.3%, increase from the second quarter of 2001. Catalog sales for the three months ended June 30, 2002 compared to 2001 increased 34.4% to $24.6 million from $18.3 million and Internet sales increased 27.9% to $21.9 million from $17.1 million for the same period last year. The increase is primarily due to the strong response to our DJ and drum catalogs, which contributed to our sales growth and remain a strong marketing tool driving customers to our website. The initial order fill rate in the second quarter of 2002 was 93% compared to 86% in the same period 2001. The initial order fill rate in the 2001 period was adversely impacted by operational issues, related to the consolidation of all fulfillment activities into our Kansan City facility in the second and third quarter of 2001.

        During the second quarter we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, for shipping and handling fees paid by our customers in our direct response division, treating such fees as revenue. Prior to the reclassification, shipping and handling fees were recognized as a reduction to cost of goods sold. As a result, $3.1 million of shipping and handling fees were recognized as direct response revenue in the second quarter of 2002 and $2.2 million were recognized in the second quarter of 2001. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period. We have made a conforming reclassification in all historical accounting periods in order to provide a comparable presentation. Please see our Current Report on Form 8-K dated July 25, 2002 for a schedule of the reclassification amounts applied to our historical financial statements in order to implement this accounting policy.

        Gross profit dollars for the three months ended June 30, 2002 compared to 2001 increased 16.5% to $65.4 million from $56.1 million. Gross profit as a percentage of net sales for the three months ended June 30, 2002 compared to 2001 decreased to 25.8% from 26.0%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 24.7% compared to 25.7% in the second quarter of 2001. The decrease is partially due to a change in product mix which resulted in higher freight costs ($1.6 million) and with the remainder due to reduced merchandising margin. The gross profit margin for the direct response division was 30.3% for the quarter compared to 27.7% in the second quarter of 2001. The increase is primarily due to the consolidation of the fulfillment centers into Kansas City and the implementation of new "marry up" software and its resulting reduction in shipping and handling expenses. The marry-up software identifies instances in which multiple individual items going to a single customer can be consolidated into the most efficient packaging solution.

        Selling, general and administrative expenses for the three months ended June 30, 2002 compared to 2001 increased 20.8% to $55.8 million from $46.2 million. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2002 compared to 2001 increased to 22.0% from 21.4%. Selling, general and administrative expenses for the retail stores in the second quarter were 21.4% as a percentage of net sales compared to 21.0% in last year's second quarter. The increase reflects pre-opening costs associated with the new distribution center in Indianapolis, Indiana, ($1.4 million), higher labor costs at American Music to support growth objectives ($0.6 million), and increased insurance costs ($0.3 million), partially offset by the opening of fewer Guitar Center stores in the current quarter compared to the same period last year resulting in lower pre-opening and promotional costs ($0.4 million), as well as increased leveraging of our Guitar Center personnel costs. No significant costs were incurred related to the new distribution center in the prior year period. The facility became operational in early July and we are phasing in our new distribution program by vendor, primarily in the third quarter. Selling, general and administrative expense for the direct response division was 24.4% as a percentage of sales in the second quarter compared to 23.6% in the same period last year. The increase reflects increased catalog circulation costs and increased credit card fees due to the 12 month same as cash financing program.

        Operating income, for the reasons stated above, decreased from $9.9 million to $9.6 million or 3.1% for the three months ended June 30, 2002.

        Interest expense, net for the three months ended June 30, 2002 decreased to $3.0 million from $3.3 million in the same period of 2001. The decrease is due to lower interest rates applicable to our line of credit borrowings offset by additional borrowings.

        In the three months ended June 30, 2002 and 2001, a $2.5 million provision for income taxes was recorded, both based on an annualized tax rate of 38%.

        Net income was $4.1 million for the three months ended June 30, 2002 and 2001. Although net sales increased by 17.8%, the decrease in the gross profit margin and the increase in selling, general and administrative expenses as a percentage of net sales resulted in net income that was unchanged from the same period last year.

  Six Months Ended June 30, 2002 Compared To The Six Months Ended June 30, 2001

        Net sales increased to $508.7 million for the six months ended June 30, 2002, from $431.6 million for the comparable prior period, a 17.9% increase. Net sales from retail stores totaled $412.9 million, an increase of $58.5 million, or 16.5%. Sales from new stores contributed $36.1 million, or 61.7% of the increase. Comparable store sales increased 6%. The increase in comparable store sales was due to greater response to our advertising and marketing for our retail division than anticipated and closure of eleven stores of a competitor, Mars Music, which were in markets also served by us. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the second half of 2002, although fluctuations will undoubtedly take place from period to period. Our increase in anticipated comparative store sales from that expressed in our March quarterly report reflects our assumption that the improved business conditions experienced in the second quarter of 2002 will continue. The foregoing statements are forward-looking statement and are subject to the qualifications set forth below under "Forward Looking Statements." Net sales from the direct response channel totaled $95.8 million, an $18.6 million, or 24.0%, increase from the six months ended June 30, 2001. Internet sales increased 22.6% to $43.8 million from $35.8 for the same period last year. Catalog sales for the six months ended June 30, 2002 compared to 2001 increased 25.3% to $52.0 million from $41.5 million. The increase is primarily due to the recovery in customer spending levels as well as the strong response to our DJ and drum catalogs, which contributed to our sales growth and remain a strong marketing tool driving customers to our website. The initial order fill rate in the first six months of 2002 was 92% compared to 87% in the same period 2001. The initial order fill rate in the 2001 period was adversely impacted by operational issues related to the consolidation of all fulfillment activities into our Kansan City facility in the second quarter of 2001.

        As described above, during the second quarter we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, for shipping and handling fees paid by our customers in our direct response division, treating such fees as revenue. As a result, $6.4 million of shipping and handling fees were recognized as direct response revenue in the six months ended 2002 and $5.1 million were recognized in the six months ended 2001.

        Gross profit dollars for the six months ended June 30, 2002 compared to 2001 increased 16.8% to $129.5 million from $110.9 million. Gross profit as a percentage of net sales for the six months ended June 30, 2002 compared to 2001 decreased to 25.5% from 25.7%. Gross profit margin percentage for the retail stores after buying and occupancy costs was 24.7% compared to 25.1% for the six months ended June 30, 2001. The decrease is partially due to a change in product mix which resulted in higher freight costs ($2.9 million) and additional equipment rental costs at our retail stores ($1.0 million), with the remainder due to reduced merchandising margin, offset partially by a higher level of gross margin at American Music stores. The gross profit margin for the direct response division was 29.0% for the six months ended June 30, 2002 compared to 28.6% for the six months ended June 30, 2001. The increase is primarily due to the consolidation of the fulfillment centers into Kansas City and the implementation of the marry up software and its resulting reduction in shipping and handling expenses, slightly offset by the aggressive pricing in the January and February catalogs and the product mix being more weighted towards higher margin products during the same period last year.

        Selling, general and administrative expenses for the six months ended June 30, 2002 compared to 2001 increased 23.7% to $111.2 million from $89.9 million. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2002 compared to 2001 increased to 21.9% from 20.8%. Selling, general and administrative expenses for the retail stores in the second quarter, were 21.4% as a percentage of net sales compared to 20.5% in 2001. The increase reflects costs associated with the new distribution center in Indianapolis, Indiana ($1.8 million) as well as a higher level of expense for the American Music business as compared to the Guitar Center retail business and increased insurance costs ($0.7 million), offset by increased leveraging of our Guitar Center personnel costs. Selling, general and administrative expenses for American Music business increased by $3.6 million reflecting higher spending and the fact that the 2001 period only included expense from the acquisition date in April 2001. Selling, general and administrative expenses for the direct response division were 23.9% in the six months ended June 30, 2002 compared to 22.4% in the same period last year. The increase primarily reflects increased wage costs and recruiting expenses related to Kansas City distribution center, increased catalog circulation costs and increased credit card fees due to the 12 month same as cash financing program.

        Operating income, for the reasons stated above, decreased from $21.0 million to $18.3 million, or 12.8%, for the six months ended June 30, 2002.

        Interest expense, net for the six months ended June 30, 2002 decreased to $6.2 million from $6.4 million in the same period of 2001. The decrease is due to lower interest rates applicable to our line of credit borrowings offset by additional borrowings.

        In the six months ended June 30, 2002, a $4.6 million provision for income taxes was recorded compared to $5.6 million for the same period last year, both based on an annualized tax rate of 38%.

        Net income for the six months ended June 30, 2002 was $7.5 million, compared to $9.1 million in the same period of 2001 or a decrease of $1.5 million. The decrease is primarily due to lower results achieved in the first quarter of 2002 as compared to the first quarter of 2001.

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and interest payable on indebtedness, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of June 30, 2002, we had $104.6 million outstanding under the 2001 Credit Facility, excluding $868,000 outstanding on standby letters of credit, and had available borrowings of approximately $20.2 million.

        The credit facility permits borrowings of up to $200 million, subject to borrowing base limitations. Certain assets secure the credit facility and the actual amount available is tied to our inventory and receivable base. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin or at LIBOR plus an applicable margin, at our option, with interest due monthly. The applicable margin is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. Borrowings are subject to a minimum annual interest rate of 4.0%. The applicable interest rate at June 30, 2002 was LIBOR plus 2.0%, or 4.28% per annum, on a balance of $90 million and prime rate plus 0.50%, or 5.25%, on a balance of $14.6 million. The agreement underlying the credit facility includes certain restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue certain equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay certain debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates, and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test. Under the tangible net worth test, we are required to maintain as of each quarter end a minimum level of tangible net worth which, under the agreement, is defined as stockholders equity, less goodwill, plus $3.5 million (or $111.6 million at June 30, 2002). The minimum amounts required by the agreement increase on a quarterly basis and are $97.7 million at June 30, 2002, $101.0 million at September 30, 2002, $112.0 million at December 31, 2002, $115.0 million at March 31, 2003, $118.0 million at June 30, 2003, $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($20.2 million at June 30, 2002) is already reduced by this required reserve and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of June 30, 2002. Subject in certain instances to cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency, or if we default other significant obligations.

        The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 11% per annum in semi-annual coupons due on each July 1 and January 1, with all outstanding principal due and payable in July 2006. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium is presently 3.667% of the principal amount redeemed, but reduces annually through 2004 at which point no premium is payable. In the event of a change in control transaction, the holders of the Senior Notes may require repayment of the principal and accrued interest plus a 1.0% premium. The indenture includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt and issue certain equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, make guaranties, and dispose of assets. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of June 30, 2002. Subject in certain instances to cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

        The terms of our significant financing agreements, including those related to our credit facility, the Senior Notes and the equipment lease facility described below, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

        During the first quarter of 2002, we entered into a master operating lease agreement with General Electric Capital Corporation to lease equipment and other property primarily to support the operations of the new central warehouse/distribution center for our Guitar Center retail stores. The agreement allows us to lease up to $15.0 million in equipment and other property.

        For the six months ended June 30, 2002, cash used by operating activities was $22.2 million, which principally consisted of purchases of inventory and a decrease in accounts payable. Cash used in investing activities totaled $19.6 million, which principally consisted of capital expenditures under our store expansion program and distribution center ($13.7 million) and the acquisition of businesses ($5.9 million). Cash provided by financing activities totaled $29.2 million, which principally consisted of borrowings under the credit facility.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30, 2002, we opened six new Guitar Center stores, acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand and relocated our original North Dallas, Texas store. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and seven more had been opened as of June 30, 2002. Our small format stores have historically required approximately $450,000 in capital expenditures and require approximately $600,000 to $800,000 in inventory.

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

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure are in place and commenced operations in July 2002. We are bringing this facility up on a vendor-by-vendor basis and expect most of the phase-in to be completed during the third quarter of 2002. We have entered into a 10-year agreement to lease the facility and we also plan to enter into numerous additional commitments necessary to support the operations of the facility. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of Guitar Center and Musician's Friend on the Internet. We implemented a significant technology upgrade at American Music. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 Guitar Center stores in 2001 and 14 stores in 2000. During the first six months of 2002, we opened six new Guitar Center stores, acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand and relocated our original North Dallas, Texas store. We plan to open one small format Guitar Center store in Atlantic City, New Jersey in the third quarter of 2002. Additionally, we plan to open five Guitar Center stores in the fourth quarter of 2002. Some of the new stores may be smaller format units designed for secondary markets. American Music operated 19 band instrument stores, including the five stores acquired from M&M Music, at June 30, 2002. We plan to open one to two American Music stores in the fourth quarter of 2002.

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

        Our capital resources and liquidity for 2002 are presently expected to be provided by net cash flow from operations and additional borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30, which is expected to be rare. The Statement will rescind Financial Accounting Standards Board Statement Nos. 4, 44, 64, amend Financial Accounting Standards Board Statement No. 13, and make certain technical corrections to other standards. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial condition or results of operations.

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for transactions initiated after December 31, 2002. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The adoption of SFAS No. 146 is not expected to have a material impact on our financial condition or results of operations.

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

Forward Looking Statements

        This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Guitar Center, Musician's Friend and American Music businesses and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales and new store openings. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparative store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business was only recently acquired by us and may be subject to significant fluctuations as we integrate these activities with the other Guitar Center businesses.

        Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized. The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements prior to our next, regularly scheduled, quarterly report, and undertake no duty to any person to affect any such update under any circumstances.

        For further discussion of risks associated with our business, please see the discussion under the caption "Risks Related to the Business."

        All forward-looking statements are provided in express reliance on the safe harbor provisions contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

  Risks Related to the Business

        An investment in our securities involves a high degree of risk. Described below are some of the risks and uncertainties facing our company. There may be additional risks that we do not presently know of or that we currently consider immaterial. Any of these risks could adversely affect our business, results of operations, liquidity and financial position. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

We may be unable to meet our Guitar Center and American Music retail store growth strategy, which could adversely affect our results of operations.

        Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of June 30, 2002, we operated 103 Guitar Center stores and 19 American Music stores. We opened a total of 13 Guitar Center stores in 2001, and 14 stores in 2000. During the six months ended June 30, 2002, we opened six new Guitar Center stores, acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand and relocated our original North Dallas, Texas store. We plan to open one small format Guitar Center store in Atlantic City, New Jersey in the third quarter of 2002. Additionally, we plan to open five Guitar Center stores in the fourth quarter of 2002. During the fourth quarter of 2002, we also plan to open one to two American Music stores. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

        The success of our retail store expansion plan depends on many factors, including:

  •
  identification of suitable retail sites and appropriate acquisition candidates;

  •
  negotiation of acceptable lease terms;

  •
  hiring, training and retention of skilled personnel;

  •
  availability of adequate capital;

  •
  sufficient management and financial resources to support the new locations; and

  •
  vendor support.

        A number of these factors are, to a significant extent, beyond our control. As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center and American Music stores at the rates currently anticipated. If we are unable to achieve our retail store expansion goals, our results of operations could be adversely affected.

We face unique competitive and merchandising challenges in connection with our plans to open additional Guitar Center and American Music retail stores in new markets.

        As part of our retail growth strategy, we plan to open and/or acquire additional Guitar Center and American Music stores in new markets. This expansion into new markets will present unique competitive and merchandising challenges, including:

  •
  significant start-up costs, including promotion and advertising;

  •
  higher advertising and other administrative costs as a percentage of sales than is experienced in mature markets that are served by multiple stores, particularly in large urban markets where radio and other media costs are high;

  •
  management of stores in distant locations;

  •
  availability of desirable product lines; and

  •
  our expansion may involve acquisitions, including acquisitions in business segments in which we have limited or no experience.

        Any of these factors may lead to a shortfall in revenues or an increase in costs with respect to the operation of these stores. If we are not able to operate these stores profitably, our results of operations would be adversely affected.

Our retail store expansion strategy, including our strategy of clustering retail stores, may adversely impact our comparable store sales.

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center stores:

	2002	2001	2000	1999
Quarter 1	5%	7%	8%	10%
Quarter 2	8%	5%	7%	7%
Quarter 3	—	3%	6%	11%
Quarter 4	—	6%	7%	11%

Full Year	—	6%	7%	10%

        We do not know whether our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. Clustering has in the past and may in the future result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition, a variety of factors may affect our future comparable store sales results, including:

  •
  competition;

  •
  economic conditions, including in particular discretionary consumer spending;

  •
  consumer and music industry trends;

  •
  changes in our merchandise mix;

  •
  product distribution; and

  •
  timing and effectiveness of our promotional events.

        Our management is presently planning for comparable store sales growth of 5% to 7% for the second half of 2002, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

Our growth plans depend on our completion of acquisitions, and these transactions involve special risks.

        We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged. Further, our growth plans for the American Music business contemplate a significant number of relatively small acquisitions. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician's Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of the acquired business with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

We depend on a relatively small number of manufacturers and suppliers who may not be able or desire to supply our requirements.

        Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity restraints could lead to extended lead times and shortages of desirable products. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements.

We face significant competition, and our efforts to increase our market share may be inhibited by retailers also trying to execute national expansion strategies.

        The retail music products industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We believe that large format music product retails such as our company will seek to expand through the acquisition of small, independently owned stores or franchises, and we anticipate increased competition in our existing markets and planned new markets from these consolidating retailers. These retailers may identify target companies or execute their acquisition strategies more effectively than our company. In addition, these retailers may have greater financial resources or other competitive advantages as compared to our company. Our expansion to new markets will be inhibited by these and other established competitors. In addition, one or more of our competitors may adopt a new, innovative store format or retail selling method. If we are not able to compete effectively, we may fail to achieve market position gains or may lose market share.

We depend on key personnel including our senior management who are important to the success of our business.

        Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President, and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician's Friend, Inc., and David Fleming, President and Chief Operating Officer of the American Music division, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. During 2001, we entered into a five-year employment contract extension with each of Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

We intend to implement a new distribution center for the Guitar Center retail stores, which presents operational risks and represents a significant investment.

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure are in place and commenced operations in July 2002. Migration from our present "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will continue to require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption of our retail store business and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of June 30, 2002, our corporate headquarters as well as 21 of our 103 Guitar Center stores were located in California and stores located in that state generated 28.3% and 29.0% of our retail sales for 2001 and 2000, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We have not previously participated in the band instruments segment of the music products business and have no experience in this distribution channel. We are integrating this business into our retail stores unit as a separate division and intend to use the acquired American Music business as a platform to grow in the band instruments business. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We underwent a project to install new management information systems at American Music. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a scaleable systems backbone to permit growth of this division. In addition, we have also begun to market through the American Music stores some Guitar Center products not previously marketed by it and to leverage some common infrastructure. Failure to execute on these requirements and initiatives described above could result in a poor or no return on our investment and a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands.

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

Our hardware and software systems are vital to the efficient operation of our retail stores and direct response business, and damage to these systems could harm our business.

        We rely on our computer hardware and software systems for the efficient operation of our retail stores and direct response business. Our information systems provide our management with real time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including:

  •
  earthquake, fire, flood an other natural disasters; and

  •
  power loss, computer systems failure, Internet and telecommunications or data network failure.

        A significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information was unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales.

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

        From time to time, we release projections regarding our future performance that represent our management's estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the projections furnished by us will not materialize or will vary significantly from actual results. Accordingly, our projections are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged to put the projections in context and not to place undue reliance on them.

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

Part II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        In June 2002, we acquired all of the stock of M&M Music, Ltd., a Georgia-based operator of musical instrument stores, or M&M. The purchase price for the stock acquired was $6.0 million, of which $3.6 million was paid in cash at closing and the balance, $2.4 million, is payable in Guitar Center common stock, subject to adjustment for the actual level of working capital delivered and to delivery of cash in lieu of stock at the election of Guitar Center under certain circumstances. The actual number of shares issuable will be determined based on the average market price during a trailing measurement period as of the date that a registration statement relating to the subsequent public resale of the shares is declared effective by the Securities and Exchange Commission, or SEC, expected to occur in August 2002. The shares are issuable at various times in the 180-days after the closing of the transaction as hold-backs securing certain contractual obligations of the sellers are released. The underlying purchase and sale of the shares was effected in a private placement, solely to the two stockholders of M&M, each of whom represented to be an accredited investor as defined in the rules of the SEC promulgatged under the Securities Act of 1933. The private placement was exempt by operation of Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 4.    Submission of Matters to a Vote of Security Holders

        Information regarding our annual meeting of stockholders held May 3, 2002 was previously provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  Annex II to the Stock Purchase Agreement, dated June 14, 2002, by and among the Company, Guitar Center Stores, Inc., M&M Music, Ltd. and the Stockholders of M&M Music, Ltd. relating to the registration of Guitar Center common stock under the Securities Act of 1933.

(b)
Reports on Form 8-K. We filed a Current Report on Form 8-K dated April 25, 2002 disclosing, under caption of Item 5 (Other Events), financial results and related information with respect to the quarter ended March 31, 2002.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2002.

GUITAR CENTER, INC.

/s/ BRUCE L. ROSS
Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.32	Annex II to the Stock Purchase Agreement, dated June 14, 2002, by and among the Company, Guitar Center Stores, Inc., M&M Music, Ltd. and the Stockholders of M&M Music, Ltd. relating to the registration of Guitar Center common stock under the Securities Act of 1933.

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