Form 10-Q
period 2002-09-30
GUITAR CENTER INC
filed 2002-11-14
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes ☒    No ☐

        As of November 13, 2002, 22,619,874 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash	$4,520	$17,480
Accounts receivable, net	18,352	19,243
Merchandise inventory	293,887	249,685
Prepaid expenses and deposits	10,132	6,404
Deferred income taxes	4,744	4,744

Total current assets	331,635	297,556
Property and equipment, net	85,687	81,056
Goodwill	25,412	21,032
Deposits and other assets, net	4,753	5,040

	$447,487	$404,684

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,112	$78,287
Accrued expenses and other current liabilities	32,597	38,834
Merchandise advances	12,656	12,780
Revolving line of credit	118,587	76,904
Current portion of long-term debt	307	638

Total current liabilities	232,259	207,443
Other long-term liabilities	5,545	3,716
Deferred income taxes	3,583	2,733
Long-term debt	66,701	66,924

Total liabilities	308,088	280,816
Stockholders' equity:
Preferred Stock; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,598 at September 30, 2002 and 22,315 at December 31, 2001, respectively	226	223
Additional paid in capital	251,691	248,063
Accumulated deficit	(112,518)	(124,418)

Total stockholders' equity	139,399	123,868

	$447,487	$404,684

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,
	2002	2001
Net sales	$257,356	$227,760
Cost of goods sold, buying and occupancy	191,258	170,160

Gross profit	66,098	57,600
Selling, general and administrative expenses	55,662	51,993

Operating income	10,436	5,607
Interest expense, net	3,393	3,395

Income before income taxes	7,043	2,212
Income taxes	2,681	839

Net income	$4,362	$1,373

Net income per share
Basic	$0.19	$0.06

Diluted	$0.19	$0.06

Weighted average shares outstanding
Basic	22,810	22,289

Diluted	23,388	22,701

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Net sales	$766,066	$659,377
Cost of goods sold, buying and occupancy	570,432	490,850

Gross profit	195,634	168,527
Selling, general and administrative expenses	166,866	141,919

Operating income	28,768	26,608
Interest expense, net	9,556	9,751

Income before income taxes	19,212	16,857
Income taxes	7,312	6,404

Net income	$11,900	$10,453

Net income per share
Basic	$0.53	$0.47

Diluted	$0.51	$0.46

Weighted average shares outstanding
Basic	22,523	22,206

Diluted	23,133	22,736

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities
Net income	$11,900	$10,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,167	10,769
Amortization of deferred financing fees	496	389
Loss on sale of assets	—	16
Changes in operating assets and liabilities:
Accounts receivable, net	1,641	(377)
Merchandise inventories	(39,347)	(33,304)
Prepaid expenses and deposits	(3,728)	(1,276)
Deposits and other assets, net	(28)	(2,361)
Accounts payable	(10,529)	481
Accrued expenses and other current liabilities	(7,392)	(4,252)
Merchandise advances	(129)	(233)
Other long term liabilities	1,829	772

Net cash used in operating activities	(33,120)	(18,923)
Investing activities
Purchase of property and equipment	(17,035)	(18,227)
Acquisition of businesses	(5,932)	(28,482)
Investment in non-consolidated entity	—	(150)

Net cash used in investing activities	(22,967)	(46,859)
Financing activities
Net change in revolving line of credit	41,683	58,331
Proceeds from exercise of stock options	1,427	1,038
Proceeds from employee stock purchase plan	705	—
Payments under capital lease	(688)	(796)

Net cash provided by financing activities	43,127	58,573
Net decrease in cash	(12,960)	(7,209)
Cash at beginning of year	17,480	12,934

Cash at end of period	$4,520	$5,725

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired	$5,369	$22,628
Liabilities assumed	(1,463)	(8,511)
Goodwill	4,426	16,457
Common stock issued	(1,500)	(2,092)
Debt incurred	(900)	—

Net cash paid for acquisitions	5,932	28,482
Cash acquired in acquisitions	—	278

Cash paid for acquisitions	$5,932	$28,760

Borrowings under capital leases	$—	$473

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.    General

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries ("Guitar Center," the "Company," "we," "us," or "our") as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

        The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    Acquisitions

        On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories ("American Music"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center common stock for $2.1 million. We acquired assets of $22.6 million and assumed or repaid liabilities of $8.5 million. Goodwill of $16.5 million was recorded. The acquisition was accounted for using the purchase method. As part of the terms of the purchase agreement, there was a $2.5 million holdback on the transaction, pending the American Music business meeting certain operating objectives in 2001. During the first quarter of 2002, it was determined that some of the objectives subject to the holdback were satisfied and on February 21, 2002, we paid an additional $1.8 million in cash to the previous owners of American Music in full satisfaction of our obligations under the holdback arrangement. The amount was recorded as additional goodwill.

        In February 2002, we acquired the inventory and assumed the customer credit liabilities of Music Loft East, Inc., a single store located in Raleigh, North Carolina. In connection with the purchase we paid $488,000 in cash, acquired assets with a fair value of $369,000, and assumed liabilities of $146,000. Goodwill in the amount of $265,000 was recorded.

        On June 14, 2002, our American Music division acquired M&M Music, a five-store band instrument retailer headquartered in Valdosta, Georgia. Under the terms of the agreement, American Music acquired the stock of M&M Music for total consideration of up to $6.0 million. We acquired assets with a fair value of $5.0 million and assumed liabilities and paid expenses of $1.3 million. Goodwill in the amount of $2.4 million was recorded. Under the terms of the purchase agreement, during the second quarter of 2002 we paid $3.6 million in cash and during the third quarter we issued 90,602 shares of Guitar Center stock, representing $1.5 million. Up to $0.9 million of additional consideration is payable to the former owners of M&M Music in the form of shares of common stock to be issued upon the resolution of contractual hold-back provisions.

        The results of operations of American Music and the assets of the Raleigh store and M&M Music were not material to Guitar Center's previously presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these entities are included in Guitar Center's consolidated financial statements from the dates of the acquisition.

        Goodwill was recorded on the American Music, Music Loft and M&M Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired.

Through December 31, 2001, we amortized goodwill over twenty years. Please see Note 5 for a description of significant changes in the accounting for goodwill implemented in 2002.

3.    Segment Information

        Our reportable business segments are retail (Guitar Center and American Music stores) and direct response (Musician's Friend catalog and Internet). Management evaluates segment performance based primarily on net sales and income before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis

        Net sales, depreciation and amortization, income before income taxes, and capital expenditures for the three and nine months ended September 30, 2002 and 2001 and total assets as of September 30, 2002 and 2001 are summarized as follows (in thousands):

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$210,506	$46,850	$257,356	$623,368	$142,698	$766,066
Depreciation and amortization	3,726	498	4,224	10,747	1,420	12,167
Income before income taxes	4,588	2,455	7,043	12,621	6,591	19,212
Capital expenditures	2,403	977	3,380	15,090	1,945	17,035
Total assets	407,142	40,345	447,487	407,142	40,345	447,487

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$189,569	$38,191	$227,760	$543,893	$115,484	$659,377
Depreciation and amortization	3,104	414	3,518	9,675	1,094	10,769
Income before income taxes	1,945	267	2,212	12,671	4,186	16,857
Capital expenditures	5,265	567	5,832	16,646	1,597	18,243
Total assets	362,498	39,666	402,164	362,498	39,666	402,164

4.    Reclassifications

        The presentation of prior year information has been reclassified to conform with current year presentation. During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $2.8 million and $2.5 million of shipping and handling fees were recognized as direct response revenue in the third quarters of 2002 and 2001, respectively. For the nine month periods ended September 30, 2002 and 2001, $9.2 million and $7.6 million of shipping and handling fees were recognized as revenue, respectively. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period.

5.    Goodwill and Other Intangible Assets

        On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" (SFAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets"

(SFAS 142). These new pronouncements significantly change the permissible accounting methods for business combinations and the treatment of goodwill and other intangible assets. Prior to the adoption of these new standards, goodwill and similar intangible assets were generally amortized on a stated periodic basis. This treatment has been replaced by an alternative method, which does not require amortization of goodwill and intangible assets on a stated basis but rather requires periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

        We adopted SFAS 141 and SFAS 142 effective January 1, 2002, at which time we ceased to record periodic goodwill amortization. As of September 30, 2002, we had unamortized goodwill in the amount of $25.4 million and unamortized identifiable intangible assets in the amount of $325,000. The majority of the goodwill relates to American Music. We have tested goodwill and intangible assets for impairment under the provisions of SFAS 142. These tests indicated that there was no impairment of goodwill or intangible assets. Net income for the three and nine months ended September 30, 2001, had SFAS 142 been in effect, would have been $1.5 million and $10.8 million, respectively, compared to reported net income of $1.4 million and $10.5 million, respectively. Basic and fully diluted earnings per share for the three months ended September 30, 2001, if SFAS 142 had been in effect, would have both been $0.07, compared to reported basic and fully diluted earnings per share of $0.06. Basic and fully diluted earnings per share for the nine months ended September 30, 2001, had SFAS 142 been in effect, would have been $0.49 and $0.48, respectively, compared to reported basic and fully diluted earnings per share of $0.47 and $0.46, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We operated 104 Guitar Center retail locations as of September 30, 2002, including 93 stores in 39 major markets and 11 stores in secondary markets. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, as of September 30, 2002 American Music operated 21 stores, including the five stores acquired from M&M Music in June 2002. American Music is a leading provider of band instruments and accessories, primarily focused on school band and orchestral instrument sales and rentals.

        From 1997 to 2001, our net sales grew at an annual compound growth rate of 26.4%, primarily as a result of comparable store sales growth of our Guitar Center stores averaging 9.5% per year, the opening of new stores, and a 28.4% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We do not expect comparable store sales to continue to increase at historical rates. When we refer to "comparable store sales," that calculation compares net sales for the comparable periods, excluding net sales attributable to stores not open for 13 months. All references in this report to comparable store sales results are based on this calculation methodology. Other companies may use different methods to calculate this statistic.

        We opened a total of 13 Guitar Center stores in 2001. During the nine months ended September 30, 2002, we opened seven and relocated two Guitar Center stores and acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand. In the fourth quarter of 2002, we have opened two large format stores in Pasadena, California and Orange, Connecticut, and one small format store in Colorado Springs, Colorado. We plan to open one additional large format store in the fourth quarter of 2002. In the second quarter of 2002, American Music completed the acquisition of M&M Music, a five-store band instrument retailer. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music brand names in new markets. In some markets, this clustering strategy results in the transfer of sales from existing stores to new locations.

        As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our businesses, including additional acquisitions if attractive candidates can be located for reasonable prices.

Discussion of Critical Accounting Policies and Disclosures about Contractual Obligations and Commercial Commitments

Discussion of Critical Accounting Policies

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which includes those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

        Valuation of Inventory.    We value our inventories (other than rental inventories) at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, management has recorded adjustments to cost of goods sold for estimated decreases in value. These judgments are made in the context of our customers' shifting needs, social and technological trends, and changes in the geographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date.

        Valuation of Long-Lived Assets.    Long-lived assets, such as property and equipment, goodwill, cost method investments and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger impairment include, among other things:

  •
  Significant underperformance relative to historical or projected operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends; and

  •
  Significant decline in stock value for a sustained period.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or the present value of future cash flows as determined above. For cost method investments, we would record a loss when the decline in value is other than temporary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

        Our assessment regarding the existence of impairment factors is based on market conditions and the operational performance of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make.

        Sales Returns.    As part of our "satisfaction guaranteed" policy, we allow customers to return product within 30 to 60 days after the date of purchase. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. Actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

        Credits and Other Vendor Allowances.    We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $1.3 and $1.0 million for the quarters ended September 30, 2002 and 2001, respectively, recorded as an offset to selling, general and administrative expense. For the nine months ended September 30, 2002 and 2001, cooperative advertising allowances were $3.5 million and $3.3 million, respectively. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Contractual Obligations and Commercial Commitments

        There has been no significant change in our contractual obligations since the end of fiscal year 2001, except for our implementation of an operating lease facility with General Electric Credit Corporation to fund the acquisition of equipment and other personal property, as more fully described in Liquidity and Capital Resources. For further discussion of contractual obligations and commercial commitments, please see Management's Discussion and Analysis of Financial Condition and Results of Operations in our audited consolidated financial statements and notes thereto, each of which is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

        The following table sets forth historical income statement data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.7	25.3	25.5	25.6
Selling, general, and administrative expenses	21.6	22.8	21.8	21.5

Operating income	4.1	2.5	3.8	4.1
Interest expense, net	1.4	1.5	1.2	1.5

Income before income taxes	2.7	1.0	2.5	2.6
Income taxes	1.0	0.4	1.0	1.0

Net income	1.7	0.6	1.6	1.6

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Net sales increased to $257.4 million for the three months ended September 30, 2002, from $227.8 million for the comparable prior period, a 13.0% increase. Net sales from retail stores totaled $210.5 million, an increase of $20.9 million, or 11.0%. Sales from new stores contributed $10.9 million, or 52.0% of the increase. Comparable store sales for our Guitar Center stores increased 6% for the quarter ended September 30, 2002 compared to the same quarter last year due to the September 11th incident in 2001, which resulted in reduced store traffic, and the effects of the closure of eleven stores of a competitor, Mars Music, Inc., in 2002, which were in markets also served by us. Our combined comparable store sales, including American Music, increased 5%. The lower than expected sales at American Music were due primarily to our focus on information systems and process implementation, which resulted in our band instrument and combo products not selling as well as planned. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the fourth quarter of 2002. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements." Net sales from the direct response channel totaled $46.9 million, an $8.7 million or 22.7% increase from the third quarter of 2001. Catalog sales for the three months ended September 30, 2002 compared to 2001 increased 11.7% to $24.0 million from $21.5 million, and Internet sales increased 37.1% to $22.9 million from $16.7 million for the same period last year. The increase is primarily due to the improved market conditions over the prior period due to the September 11th incident in 2001.

        Mars Music, Inc. filed for federal bankruptcy court protection on September 27, 2002 and is currently engaged in a court-approved liquidation of its inventory and closure of its remaining stores. We cannot predict what impact that liquidation process will have on our business in the near term. Many of the remaining Mars stores are in markets also served by our Guitar Center stores, and the liquidation represents competition for direct response sales by Musician's Friend.

        During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $2.8 million and $2.5 million of shipping and handling fees were recognized as direct response revenue in the third quarters of 2002 and 2001, respectively. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period. We have made a conforming reclassification in all historical accounting periods in order to provide a comparable presentation.

Please see our Current Report on Form 8-K dated July 25, 2002 for a schedule of the reclassification amounts applied to our historical financial statements in order to implement this accounting policy.

        Gross profit dollars for the three months ended September 30, 2002 compared to 2001 increased 14.8% to $66.1 million from $57.6 million. Gross profit margin for the three months ended September 30, 2002 compared to 2001 increased to 25.7% from 25.3%. Gross profit margin for the retail stores after buying and occupancy costs was 24.9% compared to 25.0% in the third quarter of 2001. The decrease is partially due to a change in product mix, which resulted in incrementally higher freight costs (0.4% of sales) and increased occupancy costs (0.2% of sales), offset by higher selling margins. Gross profit margin for the direct response division was 29.2% for the quarter compared to 26.6% in the third quarter of 2001. The increase is primarily due to selling margin improvement (1.4% of sales) and shipping cost improvements (1.2% of sales) as a result of the consolidation of the fulfillment centers into Kansas City and the implementation of new "marry-up" software and its resulting reduction in shipping and handling expenses. The marry-up software identifies instances in which multiple individual items going to a single customer can be consolidated into the most efficient packaging solution.

        Selling, general and administrative expenses for the three months ended September 30, 2002 compared to 2001 increased 7.1% to $55.7 million from $52.0 million. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2002 decreased to 21.6% from 22.8% in the third quarter of 2001. Selling, general and administrative expenses for the retail stores in the third quarter were 21.3% of net sales compared to 22.4% in last year's third quarter. The decrease reflects increased leveraging of Guitar Center costs totaling 2.1% of sales, specifically advertising and payroll costs (collectively 1.8% of sales), offset by costs associated with the new Guitar Center distribution center in Indianapolis, Indiana (0.2% of sales), negative leveraging from lower than projected sales at the American Music stores (0.6% of sales), and increased insurance costs (0.2% of sales). Selling, general and administrative expenses for the direct response division were 23.3% of sales in the third quarter compared to 25.0% in the same period last year. The decrease reflects reduced catalog print and postage costs (0.7% of sales), a more economical mailing strategy for lower responding prospects (0.5% of sales), and reduced packing costs (0.5% of sales) due to the improvements provided by the marry-up software.

        Operating income, for the reasons stated above, increased from $5.6 million to $10.4 million, or 86.1% for the three months ended September 30, 2002.

        Interest expense, net for the three months ended September 30, 2002 remained consistent with the third quarter of 2001 at $3.4 million and is the result of the net effect of lower interest rates applicable to our line of credit borrowings, offset by additional borrowings.

        In the three months ended September 30, 2002 a $2.7 million provision for income taxes was recorded, compared to $0.8 million in the third quarter of 2001, both based on an estimated annualized tax rate of 38%.

        Net income was $4.4 million for the three months ended September 30, 2002, a 217.7% increase from net income of $1.4 million reported in the third quarter of 2001, for the reasons stated above.

Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001

        Net sales increased to $766.1 million for the nine months ended September 30, 2002, from $659.4 million for the comparable prior period, a 16.2% increase. Net sales from retail stores totaled $623.4 million, an increase of $79.5 million, or 14.6%. Sales from new stores contributed $47.0 million, or 59.1% of the increase. Comparable store sales increased 6% for the nine months ended September 30, 2002 compared to the same period last year due to the September 11th incident in 2001, which resulted in reduced store traffic in 2001, and the effects of the closure of eleven stores of a competitor, Mars Music, Inc., in 2002, which were in markets also served by us. Our management is presently anticipating comparable store sales growth of 5 to 7 percent for the fourth quarter of 2002. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements." Net sales from the direct response channel totaled $142.7 million, a $27.2 million, or 23.6%, increase from the nine months ended September 30, 2001. Internet sales increased 27.1% to $66.7 million from $52.4 million in the same period last year. Catalog sales for the nine months ended September 30, 2002 compared to 2001 increased 20.6% to $76.0 million from $63.0 million. The increase is primarily due to the recovery in customer spending levels and improvements in the initial order fill rate. The initial order fill rate in the first nine months of 2002 was 92% compared to 83% in the same period of 2001. The initial order fill rate in the 2001 period was adversely impacted by operational issues related to the consolidation of all fulfillment activities into our Kansas City facility in the second and third quarter of 2001.

        Mars Music, Inc. filed for federal bankruptcy court protection on September 27, 2002 and is currently engaged in a court-approved liquidation of its inventory and closure of its remaining stores. We cannot predict what impact that liquidation process will have on our business in the near term. Many of the remaining Mars stores are in markets also served by our Guitar Center stores, and the liquidation represents competition for direct response sales by Musician's Friend.

        As described above, during the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $9.2 million and $7.6 million of shipping and handling fees were recognized as direct response revenue in the nine months ended September 30, 2002 and 2001, respectively.

        Gross profit dollars for the nine months ended September 30, 2002 increased 16.1% to $195.6 million from $168.5 million in the same period of 2001. Gross profit margin for the nine months ended September 30, 2002 compared to 2001 decreased to 25.5% from 25.6%. Gross profit margin for the retail stores after buying and occupancy costs was 24.7% compared to 25.1% for the nine months ended September 30, 2001. The decrease is primarily due to a change in product mix, which resulted in incrementally higher freight costs (0.4% of sales), and increased occupancy costs (0.3% of sales), partially offset by improved selling margins at both Guitar Center and American Music stores. The gross profit margin for the direct response division was 29.0% for the nine months ended September 30, 2002 compared to 27.9% for the nine months ended September 30, 2001. The increase is primarily due to the consolidation of the fulfillment centers into Kansas City and the implementation of the marry-up software and its resulting reduction in shipping and handling expenses (0.8% of sales).

        Selling, general and administrative expenses for the nine months ended September 30, 2002 compared to 2001 increased 17.6% to $166.9 million from $141.9 million. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2002 increased to 21.8% from 21.5% in the same period of 2001. Selling, general and administrative expenses for the retail stores for the nine months ended September 30, 2002 were 21.3% of net sales compared to 21.2% in the same period of 2001. The increase reflects costs associated with the new Guitar Center distribution center in Indianapolis, Indiana (0.4% of sales), negative leveraging from lower than projected sales at the American Music stores (0.4% of sales), and increased insurance costs (0.2% of sales), offset by increased leveraging of advertising and payroll costs for the Guitar Center stores (collectively 0.8% of sales) and a reduction in grand opening costs (0.1% of sales) resulting from the opening of eight and relocation of two stores in the current year compared to the opening of twelve stores and relocation of one store in the same period of the prior year. Selling, general and administrative expenses for the direct response division were 23.7% in the nine months ended September 30, 2002 compared to 23.3% in the same period last year. The increase reflects increased wage and facility costs related to Kansas City distribution center (0.3% of sales), with the remainder due to increased third party credit card fees due to the use of more expansive customer financing promotions.

        Operating income for the nine months ended September 30, 2002, for the reasons stated above, increased 8.1%, to $28.8 million from $26.6 million in the same period of 2001.

        Interest expense, net for the nine months ended September 30, 2002 decreased to $9.6 million from $9.8 million in the same period of 2001. The decrease is due to lower interest rates applicable to our line of credit borrowings, offset by additional borrowings.

        In the nine months ended September 30, 2002, a $7.3 million provision for income taxes was recorded compared to $6.4 million for the same period last year, both based on an estimated annualized tax rate of 38%.

        Net income for the nine months ended September 30, 2002 was $11.9 million, compared to $10.5 million in the same period of 2001, an increase of $1.4 million, for the reasons stated above.

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and interest payable on indebtedness, as well as possible acquisitions. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of September 30, 2002, we had $118.6 million outstanding under the 2001 Credit Facility, excluding $2.1 million outstanding on standby letters of credit, and had available borrowings of approximately $8.0 million.

        The credit facility permits borrowings of up to $200 million, subject to borrowing base limitations. The credit facility is secured by our assets and the actual amount available is tied to our inventory and receivable base. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin or at LIBOR plus an applicable margin, at our option, with interest due monthly. The applicable margin is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. Borrowings are subject to a minimum annual interest rate of 4.0%. The applicable interest rate at September 30, 2002 was LIBOR plus 2.0%, or 4.07% per annum, on a balance of $100 million and prime rate plus 0.50%, or 5.25%, on a balance of $18.6 million. The agreement underlying the credit facility includes restrictive negative covenants.

Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates, and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test. Under the tangible net worth test, we are required to maintain, as of each quarter end, a minimum level of tangible net worth which, under the agreement, is defined as stockholders' equity, less goodwill, plus $3.5 million (or $117.5 million at September 30, 2002). The minimum amounts required by the agreement increase on a quarterly basis and are $101.0 million at September 30, 2002, $112.0 million at December 31, 2002, $115.0 million at March 31, 2003, $118.0 million at June 30, 2003, $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($8.0 million at September 30, 2002) is already reduced by this required reserve and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of September 30, 2002. Subject in certain instances to cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.

        The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 11% per annum in semi-annual coupons due on each July 1 and January 1, with all outstanding principal due and payable in July 2006. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium is presently 3.667% of the principal amount redeemed, but reduces annually through 2004 at which point no premium is payable. In the event of a change in control transaction, the holders of the Senior Notes may require repayment of the principal and accrued interest plus a 1.0% premium. The indenture includes restrictive covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, make guaranties, and dispose of assets. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of September 30, 2002. Subject in certain instances to cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer a significant adverse legal judgment or if other significant obligations are accelerated.

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

        During the first quarter of 2002, we entered into a master operating lease agreement with General Electric Capital Corporation to lease equipment and other property primarily to support the operations of the new central warehouse/distribution center for our Guitar Center retail stores. Under this agreement, we leased $8.6 million in equipment and other property. The agreement calls for monthly payments of $126,000 for a term of 36 months, through September 1, 2005, with options to extend through September 30, 2009. We presently intend to exercise the options to extend the lease through September 30, 2009

        For the nine months ended September 30, 2002, cash used in operating activities was $33.0 million, primarily related to purchases of inventory and a reduction in accounts payable and accrued expenses. The increase in inventory reflects not only the growth of the company, but also several specific items including inventory purchased to stock new Guitar Center stores ($12 million), the absorption into inventory of costs related to our newly-operational retail distribution facility in accordance with generally accepted accounting principles ($2.2 million), and an affirmative decision to increase the inventory levels of some imported items in advance of the labor dispute involving the West Coast ports. Cash used in investing activities totaled $23.1 million, and represents capital expenditures under our store expansion program and for the opening of our distribution center and the acquisition of the Music Loft assets and the M&M Music business. Cash provided by financing activities totaled $43.1 million, consisting primarily of borrowings under the credit facility.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30, 2002, we opened seven and relocated two Guitar Center stores and acquired a store in Raleigh, North Carolina which we converted to our Guitar Center brand. Each new large format Guitar Center store has typically required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center new store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and eight more had been opened as of September 30, 2002. Our small format stores have historically required approximately $1.0 to $1.2 million in inventory and $450,000 in capital expenditures.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of Guitar Center and Musician's Friend, and related businesses. In July 2000, we leased a new distribution facility for Musician's Friend in Kansas City, and in July 2001 we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City. We are currently finalizing an expansion of the Kansas City facility.

        During 2001, we began construction on our central distribution center in Indiana for our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure are in place and commenced operations in July 2002. We have entered into a 10-year agreement to lease the facility and we also plan to enter into numerous additional commitments necessary to support the operations of the facility. As of September 30, 2002, nearly all product was flowing through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Completion of the migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will require significant financial and managerial resources for the next several quarters. In accordance with generally accepted accounting principles, most of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also hope to realize efficiencies involving other costs such as SG&A and interest expense.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of Guitar Center and Musician's Friend on the Internet. We are also implementing significant technology upgrades at American Music. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 13 Guitar Center stores in 2001 and 14 stores in 2000. During the first nine months of 2002, we opened seven and relocated two Guitar Center stores and acquired a store in Raleigh, North Carolina, which we converted to our Guitar Center brand. In the fourth quarter of 2002, we have opened two large format stores and one store in a secondary market. We plan to open one additional large format store in the fourth quarter of 2002. In the second quarter of 2002, American Music completed the acquisition of M&M Music, a five-store band instrument retailer.

        We also believe there may be opportunities to expand by selectively acquiring existing music products retailers or other complementary businesses, if attractive opportunities can be identified for reasonable prices. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

        Our capital resources and liquidity for 2002 are presently expected to be provided by net cash flow from operations and additional borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of issuance of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

New Accounting Pronouncements

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 effective January 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

        In July 2002, the FASB issued Statement No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. Early adopting is permitted. We adopted SFAS 146 effective August 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

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

Forward-Looking Statements

        This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Guitar Center, Musician's Friend and American Music businesses and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales and new store openings. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparative store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business was only recently acquired by us and may be subject to significant fluctuations as we execute our growth plans for that business.

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

        Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of September 30, 2002, we operated 104 Guitar Center stores and 21 American Music stores. We opened a total of 13 Guitar Center stores in 2001, and 14 stores in 2000. During the nine months ended September 30, 2002, we opened seven and relocated two Guitar Center stores and acquired a store in Raleigh, North Carolina, which we converted to our Guitar Center brand. In the fourth quarter of 2002, we have opened two large format stores and one store in a secondary market. We plan to open one additional large format store in the fourth quarter of 2002. In the second quarter of 2002, American Music completed the acquisition of M&M Music, a five-store band instrument retailer. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2002	2001	2000	1999
Quarter 1	5%	7%	8%	10%
Quarter 2	8%	5%	7%	7%
Quarter 3	5%	3%	6%	11%
Quarter 4	—	6%	7%	11%

Full Year	—	6%	7%	10%

        We do not know whether our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. Clustering has in the past and may in the future result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition, a variety of factors may affect our future comparable store sales results, including:

  •
  competition;

  •
  economic conditions, including in particular, discretionary consumer spending;

  •
  consumer and music industry trends;

  •
  changes in our merchandise mix;

  •
  product distribution; and

  •
  timing and effectiveness of our promotional events.

        Our management is presently planning for comparable store sales growth of 5% to 7% for the fourth quarter of 2002, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

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

        Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity restraints could lead to extended lead times and shortages of desirable products. This risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. Additionally, many of our vendors receive product from overseas and depend on common carriers to transport merchandise into the country. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.

We face significant competition, and our efforts to increase our market share may be inhibited by retailers also trying to execute national expansion strategies.

        The retail music products industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We believe that large format music product retailers such as our company will seek to expand through the acquisition of small, independently owned stores or franchises, and we anticipate increased competition in our existing markets and planned new markets from these consolidating retailers. These retailers may identify target companies or execute their acquisition strategies more effectively than our company. In addition, these retailers may have greater financial resources or other competitive advantages as compared to our company. Our expansion to new markets may be inhibited by these and other established competitors. In addition, one or more of our competitors may adopt a new, innovative store format or retail selling method. If we are not able to compete effectively, we may fail to achieve market position gains or may lose market share.

        Mars Music, Inc. filed for federal bankruptcy court protection on September 27, 2002 and is currently engaged in a court-approved liquidation of its inventory and closure of the remaining stores. We cannot predict what impact that liquidation process will have on our business in the near term. Many of the remaining Mars stores are in markets also served by our Guitar Center stores, and the liquidation represents competition for direct response sales by Musician's Friend.

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

The implementation of our new distribution center for the Guitar Center retail stores presents operational risks and represents a significant investment.

        During 2001, we began construction of a central distribution center in the Indianapolis, Indiana area for our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure are in place and commenced operations in July 2002. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will continue to require significant financial and managerial resources for the next several quarters. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption of our retail store business and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of September 30, 2002, our corporate headquarters as well as 21 of our 104 Guitar Center stores were located in California and stores located in that state generated 28.3% and 29.0% of our retail sales for 2001 and 2000, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain certain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic conditions or changing consumer preferences could also adversely impact us.

        Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets, such as occurred after September 11, 2001, could have a material adverse effect on our results of operations, financial condition, business and prospects. Recent weak economic conditions have created uncertainty as to the future direction of the economy which is likely to continue to impact hobbyists and other general consumers who purchase from Musician's Friend and American Music and, to a lesser extent, our Guitar Center stores. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

We must manage efficiently the expansion of our direct response business, including the musiciansfriend.com website, our systems that process orders in our direct response business, and our fulfillment resources in order to service our customers properly.

        Our direct response business, particularly our e-commerce business, will require significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our website in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payments and the fulfillment facilities we use to manage and ship our inventory, we may not be able to successfully distribute customer orders. We experienced some delays of this sort in 2001 in connection with the consolidation of our fulfillment centers. As a result, we could incur excessive shipping costs due to the need to split delayed shipments, increased marketing costs in the form of special offers to affected customers or the loss of customers altogether. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our key systems become unavailable to us. We have experienced periodic service disruptions and interruptions, which we believe will continue to occur, while enhancing and expanding these systems.

We must efficiently integrate American Music and grow its band instrument business in order to earn an acceptable return on that investment.

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instrument segment of the music products business and have no experience in this distribution channel. We are integrating this business into our retail stores unit as a separate division and intend to use the acquired American Music business as a platform to grow in the band instruments business. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a scaleable systems backbone to permit growth of this division. In addition, we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. Failure to execute on these requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music.

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

        A significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information were unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales.

        To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services provide for our "mission critical" systems to be online within forty-eight hours following most disasters. Our Direct Response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our Direct Response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans.

We may need to change the manner in which we conduct our business if government regulation imposes additional costs and adversely affect our financial results.

        The adoption or modification of laws or regulations, or revised interpretations of existing laws relating to the direct response industry could adversely affect the manner in which we currently conduct our catalog and e-commerce business. For example, laws related to the taxation of catalog, telephone, and online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

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

        From time to time, we release projections regarding our future performance that represent our management's estimates as of the date of release. These projections, which are forward-looking statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the projections furnished by us will not materialize or will vary significantly from actual results. Accordingly, our projections are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged to put the projections in context and not to place undue reliance on them.

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

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, our Company carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that such disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On August 19, 2002, we issued 90,602 shares of common stock to the two former owners of M&M Music in partial payment of the purchase price. Additional shares are issuable upon the resolution of contractual hold-back provisions. The underlying purchase and sale of the shares was effected in a private placement, solely to the two former stockholders of M&M Music, each of whom represented to be an accredited investor as defined in the rules of the SEC promulgated under the Securities Act of 1933. The private placement was exempt by operation of Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 5. Other Information

        Effective July 30, 2002, George R. Mrkonic was elected to serve on our Board of Directors.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2002.

GUITAR CENTER, INC.

/s/ BRUCE L. ROSS
Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Larry Thomas, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Guitar Center, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By	/s/ LARRY THOMAS Larry Thomas Co-Chief Executive Officer

CERTIFICATIONS

I, Martin Albertson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Guitar Center, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By	/s/ MARTY ALBERTSON Marty Albertson Co-Chief Executive Officer

CERTIFICATIONS

I, Bruce Ross, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Guitar Center, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By	/s/ BRUCE ROSS Bruce Ross Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS