Form 10-K
period 2002-12-31
GUITAR CENTER INC
filed 2003-03-17
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 194 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        As of March 6, 2003, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $358,289,000 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director and each person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 6, 2003 there were 22,791,134 shares of Common Stock, par value $.01 per share, outstanding.

        Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on April 30, 2003 are incorporated by reference into Part III.

The Exhibit Index appears on page 44.

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

        Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. Current executive officers and key managers have been with our company for an average of 10 years and our two Co-Chief Executive Officers (Mr. Larry Thomas, our Chairman and Co-Chief Executive Officer, and Mr. Marty Albertson, our President and Co-Chief Executive Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

        In May of 1999, we merged with Musician's Friend, Inc. in a stock for stock transaction. Musician's Friend, a separate business unit of our company, operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Robert Eastman, Chief Executive Officer of Musician's Friend, has been with the company for 19 years.

        In April of 2001, we acquired the assets of American Music Group, Ltd. and related companies, a leading musical instrument retailer specializing in the sale and rental of band instruments and accessories. American Music operates as a division of our retail business and serves the student and family market through its 20 band instrument retail stores. The American Music acquisition enables us to serve a broader segment of the musical instruments industry, while maintaining our current focus on the merchandise offering of our Guitar Center store format. The acquisition of American Music provides us with new opportunities to expand our customer base and product offerings to the band instruments market. David Fleming is the President and Chief Operating Officer of American Music and has been with the company for 27 years.

        We are a Delaware corporation with our principal executive offices located at 5795 Lindero Canyon Road, Westlake Village, California 91362, and our telephone number is (818) 735-8800. We maintain several corporate websites, including www.guitarcenter.com, however none of the information contained on our websites is incorporated into this annual report. Our periodic and current reports are available, free of charge, on the website noted above at a reasonable time following the filing with the SEC. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this annual report, we are referring to Guitar Center, Inc. and its subsidiaries.

Industry Overview

        The United States retail market for music products in 2001 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $6.9 billion in net sales, representing a five-year compound annual growth rate of 2.8%. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.2 billion of the estimated $6.9 billion of this market's sales, representing a five-year compound annual growth rate of 4.6%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we actively participate.

        Included in the $6.9 billion of estimated industry sales is the band instrument market estimated at $1.0 billion in the United States and industry trends and positive demographic trends suggest that the school music market will continue to grow. School enrollments have risen in each of the past eight years and publicity linking music making and improved academic performance has unquestionably improved prevailing attitudes towards music and music education.

        According to The Music Trades magazine, the industry is highly fragmented with the nation's leading five music products retailers, as measured by the number of stores operated by such retailers (i.e., Guitar Center, Brook Mays/H&H, Sam Ash Music Corp., Hermes Music and Victor's House of Music), accounting for approximately 23.2% of the industry's estimated total sales in 2001. The list of leading retailers excludes Mars Music, which was liquidated in the fourth quarter of 2002. Furthermore, approximately 90% of the industry's estimated 6,000 to 6,200 retailers operate only one or two stores. A typical music products store averages approximately 5,500 square feet and generates an average of approximately $1.2 million in annual net sales. In contrast, our standard large format Guitar Center stores generally range in size from 12,000 to 20,000 square feet, and in 2002 these stores generated an average of approximately $9.0 million in annual net sales for stores open the full year.

        Over the past decade, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices and this trend is continuing. Today an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased primarily by professional sound recording studios.

Business

        As of December 31, 2002, we operated 108 Guitar Center stores, consisting of 96 stores in 40 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York, Denver and Cleveland, and 12 stores in secondary markets. We also operated 20 American Music stores, including the five stores acquired from M&M Music in June 2002. From 1998 to 2002, our net sales grew at an annual compound growth rate of 22.5%, principally due to comparable store sales growth averaging 8.2% per year, the opening of new stores, and a 27.9% increase in the direct response channel. We achieved comparable store sales growth of 6%, 6%, and 7% for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

        For the fiscal years ended December 31, 2002, 2001 and 2000, we had net income of $25.3 million, $17.0 million and $22.5 million, respectively.

  Retail

        At our Guitar Center stores, we offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. Based on market research conducted by us, we believe approximately 73% of our sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

        Our standard large format Guitar Center store generally ranges in size from 12,000 to 20,000 square feet (as compared to a typical music products retail store which averages approximately 5,500 square feet) and is designed to encourage customers to hold and play instruments. In late 2000, we opened our first smaller format store, and have since opened 9 additional small format stores. We plan to continue to open additional stores using this format of approximately 8,000 to 10,000 square feet to serve secondary markets. Each large format store carries an average of 12,000 core SKUs and each small format store carries an average of 7,000 core SKUs, which in each case our management believes is significantly greater than a typical music products retail store. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers. Our stores are organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

        The following summarizes key operating statistics of our Guitar Center stores and is based upon the stores operated by us for the full year ended December 31:

	2002	2001
Number of stores operated for the full year	96	83
Average net sales per square foot	$546	$537
Average net sales per store	$8,616,000	$8,657,000
Average store-level operating income	$941,000	$871,000
Average store-level operating income margin	10.9%	10.1%

        The above key operating statistics are based upon results of Guitar Center retail stores in operation for at least 12 months as of December 31, 2002 and 2001, respectively. Average net sales per square foot, which increased $9 in the current year, is a measure of sales efficiency based on square footage. Average net sales per store represents the average result of stores open more than 12 months, and is typically affected by the opening of small format stores which generate lower levels of sales.    Although small format stores generate lower levels of sales, these stores cost less to build, stock and operate than our large format stores. Store-level operating income and margin includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

        Our American Music division operates family music stores, retailing band and orchestral instruments, introductory guitars, percussion and keyboards, as well as related accessories. These instruments are sold or rented principally to the school band market. As of December 31, 2002, American Music operated 20 stores located in New York, Maine, Florida, Massachusetts, Illinois, Arizona, Nevada and Georgia. AMG retail stores range from 1,300 to 10,000 square feet, with an average store size of approximately 4,500 square feet. This division also rents its instruments through third party musical instrument dealers referred to as "satellite stores."

        Our retail growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets.

        We opened a total of 12 Guitar Center stores in 2002, and presently expect to open approximately 16 to 18 additional Guitar Center stores in 2003. Some of these stores will be smaller format units designed for secondary markets.

        The acquisition of American Music during the second quarter of 2001 provides us with new opportunities to expand our customer base and product offerings to the band instruments market. During 2002, we opened three American Music stores and acquired five M&M Music stores. In 2003, our present plan is to open approximately six to eight additional American Music stores, with some of this expansion likely to come through the acquisition of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. During 2002, we added a significant number of guitar, percussion, pro audio, keyboard and accessory products to the American Music retail stores. Our objective is to position American Music as a family music store capable of fulfilling a wider array of consumer needs.

        During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations. The facility commenced operations in July 2002. We have entered into a 10-year agreement to lease the facility and have entered into agreements to lease equipment to support its operations. We also have entered into numerous additional commitments necessary to further support the operations of the facility. As of December 31, 2002, most product was flowing through the distribution facility, with the exception of limited products which we continue to drop ship to our stores. Our plans in 2003 are for nearly all product to flow through this distribution facility with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Completion of the migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also hope to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

  Direct Response

        Our Musician's Friend subsidiary, which we operate as a separate business unit, is an integrated e-commerce and catalog business. Through Musician's Friend, we offer musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after sale support. The catalog presents a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. Our website, www.musiciansfriend.com, offers all that is shown in the catalog and more, supported by the same service and staff.

        The Musician's Friend business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri.

        Our customer contact staff receives product and customer service training in the Salt Lake City call center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via our intranet and back-end information systems. A staff of over 210 associates is trained and ready to respond to questions to help ensure that customers can purchase confidently. Website visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes.

Questions regarding products can be submitted electronically, or the musician can call our support center directly. In 2002 we relocated our customer service telephone staff for returns to our Kansas City distribution center where they could be closer to the returns process while assisting our customers.

        Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system and generally ship within 24 hours. In 2001, we merged our three distribution centers into the Kansas City, Missouri facility, closing our Medford, Oregon and Knoxville, Tennessee facilities. In 2002 our Kansas City distribution center was expanded by 100,000 square feet to its present 241,000 square feet. Initiatives were completed to improve inventory management and reduce outbound shipping costs. We have implemented sophisticated inventory planning systems to help ensure that products are in-stock with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of catalog items ordered by our customers that we are able to supply in the initial shipment to that consumer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and FedEx tracking services.

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

        Our business plan is to continue to leverage our leading industry position and existing infrastructure, and to build on that base to support the continued growth in e-commerce. We believe that our leadership position and established direct marketing model leverages both Internet and direct mail mechanics to provide a significant competitive advantage. We also believe that there may be opportunities to acquire complementary direct response businesses and regularly investigate such opportunities.

Business Strategy

  Retail

        The goal in the retail stores business is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

  •
  Store Expansion Strategy. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 Guitar Center stores in 2000, 13 stores in 2001, and 12 stores in 2002, and currently anticipate opening approximately 16 to 18 Guitar Center stores in 2003. Some of these stores will be smaller format units designed for secondary markets. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location.

  We opened a total of eight American Music stores in 2002, five of which we obtained through the acquisition of M&M Music, a family music retailer. In addition, we plan to open six to eight American Music stores during 2003, some of which will likely come from acquisitions. We believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers and regularly investigate acquisition opportunities. Most of these opportunities, however, involve single stores or small chains in light of the relatively fragmented nature of our industry. During 2002, we added a significant number of guitar, percussion, pro audio, keyboard and accessory products to the American Music retail stores. Our objective is to position American Music as a family music store capable of fulfilling a wider array of consumer needs.

  •
  Extensive Selection of Merchandise. We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique, vintage equipment. The average 12,000 core SKUs offered through each of our large format Guitar Center stores, and the average 7,000 core SKUs for our small format Guitar Center stores, provide a breadth and depth of in-stock items which we believe is not available from traditional music products retailers.

  •
  Brand Development Strategy. Our plan is to continue to grow our Guitar Center business while also building a retail business in the student and family market using the American Music platform we recently acquired. While the two brands have distinctly different customer bases that we intend to serve through separate retail concepts, we also believe that each retail brand will benefit from the other. For example, we have started to make a number of Guitar Center SKU's available for sale in the American Music channel.

  •
  Highly Interactive, Musician-Friendly Store Concept. The purchase of musical instruments is a highly personal decision for musicians. We therefore believe that a large part of our success is attributable to our creative instrument presentations and colorful, interactive displays which encourage the customer to hold and play instruments as well as to participate in product demonstrations. Most stores also provide private sound-controlled rooms to enhance a customer's listening experience while testing various instruments.

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

  •
  Innovative Promotional and Marketing Programs. We sponsor innovative promotional and marketing events, which include in-store demonstrations, famous artist appearances and weekend themed sales events, designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than 7 million customers. This database enables us to advertise to select target customers based on historical buying patterns. We added to our customer database in early 2003 by buying the customer database of Mars Music at an auction conducted in connection with that company's bankruptcy proceedings. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

  •
  Guaranteed Low Prices. We endeavor to be the low price leader in each of our markets, as underscored by our Guitar Center 30-day low price guarantee. Our size permits us to take advantage of volume discounts for large orders and other vendor-supported programs. Although prices are usually determined on a regional basis, store managers are trained and authorized to adjust prices in response to local market conditions.

  •
  Experienced and Motivated Management Team. Our executive officers and key managers have an average of ten years employment with Guitar Center, Musician's Friend and American Music.

  Direct Response

        The goal of the e-commerce and catalog business unit is to capitalize and expand on our leadership position. Leveraging of our extensive customer database is used to design effective marketing campaigns. The presentation of an extensive selection of products and maintenance of an effective degree of continual and informative contact with prospects and customers provide the attention grabbing content that generate results. In 2002, we circulated over 15.8 million catalogs and sent over 96.4 million e-mails to prospects and customers. The call center fielded over 2.2 million calls during 2002, and hosted over 40,000 live chat sessions.

        Our key business strategies include the following:

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

  •
  Extensive Product Selection. Musician's Friend stocks a broad assortment of products representing most of the premier lines; in some cases we are the exclusive direct sales dealer for the manufacturer. With some manufacturers, the Musician's Friend business unit alone is their second largest dealer behind Guitar Center's retail operations. Each catalog presents 4,000 or more SKUs, selected from the 47,000 or more SKUs that we carry. The website presents a more complete selection of products than the catalog due to its significantly lower publishing cost. During 2002 we added to our selection by assuming the operation of two small catalogs targeted to the band and educational market previously operated by American Music.

  •
  Continual Customer Contact. Prospects and customers receive periodic mailings from Musician's Friend, depending on their particular attributes. Musicians can "opt-in" for weekly electronic newsletters featuring news, information and promotions. Our preferred credit card customers ("Platinum" and our new "Clef Member" cards, all issued by a third party provider) receive additional marketing contacts via monthly statement mailings. Our musician-staffed call center is available 24-hours-a-day, seven-days-a-week for questions, technical information and customer service. While browsing the website, customers are presented with customized product recommendations.

Retail Merchandising

        Our merchandising concept differentiates us from most of our competitors. Guitar Center offers merchandise at guaranteed low prices and utilizes aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of our merchandising philosophy are as follows:

  •
  Extensive Selection of Merchandise. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Our Guitar Center units offer products in five primary categories: guitars and amplifiers, percussion instruments, keyboards, pro-audio and recording equipment, used and vintage, and accessories. Our American Music division offers band and orchestral instruments for sale and rental as well as related accessories and a lesser assortment of guitars, amplifiers, percussion instruments, keyboards, and pro-audio and recording equipment than a Guitar Center store.

  •
  Guitars and Amplifiers. We believe that our electric, acoustic, classic and bass guitar selections are among the deepest and broadest in the industry. Major manufacturers,

      including Fender, Gibson, Taylor, Martin, PRS, Yamaha, Ovation and Ibanez, are well represented in popular models and colors. We believe we have one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $99 for entry-level guitars to over $100,000 for special vintage guitars. In addition, our line of stringed instruments includes banjos, mandolins and dobros, among others. We also offer an extensive selection of guitar sound processing units and products that allow the guitar to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

      We offer an extensive selection of electric, acoustic and bass guitar amplifiers and, in addition, carry a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We represent most manufacturers, including Marshall, Fender, Crate, Ampeg, Vox, S.W.R. and Mesa Boogie.

    •
    Percussion Instruments. We believe that we are the largest seller of percussion products in the United States. Our offerings range from basic drum kits to congos and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. We also have a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Tama and Zildjian. We carry an extensive selection of electronic drum kits. These digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.

    •
    Keyboards, Pro-Audio and Recording Equipment. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post-production market enthusiast. The product line covers a broad range of manufacturers including Roland, Alesis, Korg, Emu and Yamaha. We also maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition, sequence and recording software.

    Our pro-audio and recording equipment category offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording tape to state-of-the-art digital recorders. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include Digidesign, JBL, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.

    •
    Used and Vintage. We offer an extensive selection of used merchandise, the majority of which derives from instruments and technology products traded in or sold to us by customers. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling an old instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are well trained and knowledgeable in the used musical instrument market.

    •
    Accessories. Our accessory department offers a broad range of items considered 'consumables' by our musician customers. These items range from guitar strings, picks, cables and straps, to performance microphones, cables, stands and sophisticated signal processors that modify and enhance the sound of an instrument during performance or recording.

    •
    Band and Orchestral Instruments and Accessories. Through the American Music division we offer a full range of brass and woodwind band instruments including trumpets, flutes,

      clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones, and related music accessories. We also offer a full range of stringed instruments, such as violins, violas, cellos, and string basses, and related accessories. Name brand manufacturers include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Schiller, Blessing, DEG, Yamaha and Rico.

Retail Store Operations

        To facilitate our strategy of accelerated but controlled growth, we have centralized many key aspects of Guitar Center store operations, including the development of policies and procedures, accounting systems, training programs, store layouts, purchasing and replenishment, advertising and pricing. Such centralization utilizes the experience and resources of our headquarters staff to establish a high level of consistency throughout all of our stores.

        Our Executive Vice President of Stores and 11 district sales managers manage the Guitar Center retail stores. Store management is normally comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees. Retail store operations for American Music is led by the President and Chief Operating Officer of that division. Store management is comprised of a store manager, assistant store manager, educational representative and related sales and support staff.

        We ensure that store managers are well trained and experienced individuals who will maintain our store concept and philosophy. Each manager completes an extensive training program that instills the values of operating as a business owner, and only experienced store employees are promoted to the position of store manager. We seek to encourage responsiveness and entrepreneurship at each store by providing store managers with a relatively high degree of autonomy relating to operations, personnel and merchandising. Managers play an integral role in the presentation of merchandise, as well as the promotion of our reputation.

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

Marketing and Promotion

        We maintain three unique and proprietary databases (Guitar Center, Musician's Friend and American Music) containing information on over 7 million customers, including approximately 2 million customer names which were purchased in early 2003 from Mars Music at an auction conducted in connection with that company's bankruptcy proceedings. We believe that these databases assist in identifying customer prospects and in generating repeat business by targeting consumers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

  Retail

        For the Guitar Center retail stores, our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August and the Guitar-a-thon in November. We believe that our special events have a broad reach as many of them have occurred annually during the past 20 years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. Cooperative advertising and in-store training from our major vendors ensures that our customers are kept current with trends presented by the latest music gear.

        As we enter new markets, we initiate an advertising program, including mail and radio promotions, television and Internet campaigns, and other special grand opening activities, designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store-opening campaign to generate excitement and create customer awareness.

        We provide limited credit to corporate customers and similar house accounts on a current account basis. Generally, all credit made available to retail customers and all extended payment arrangements are provided by third party consumer credit companies which are non-recourse to us, meaning that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. These arrangements also give us the flexibility to offer attractive payment options to our customers on a promotional basis, such as no interest periods, reduced interest rates or deferred payment options. These programs are also non-recourse to us but we pay the credit provider a fee reflecting the below-market, promotional benefit of the particular program.

        For the American Music retail stores, our advertising efforts are focused primarily on the school band market and community. For instrument rental the advertising and promotional campaigns are developed around "rental nights" designed to display our orchestral and band instruments at elementary and high schools. These events attract band directors, music educators, parents and students. Our key promotional events are held primarily from August through October. In addition to "rental nights," we also have education representatives that travel around the country to promote and educate band directors on our instruments and our sales and rental programs. We maintain long-term relationships with educators in order to provide visibility to our products and obtain access to student musicians.

  Direct Response

        We maintain a stream of communication in electronic and print media, presenting consumers with an optimized and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of our merchandising staff provides our marketing staff with offers carefully targeted for optimal response. Cooperative advertising and on-going training with key industry suppliers ensures that Musician's Friend customers are kept current with trends presented by the latest music gear.

        The same transactional databases that make accurate market targeting available for catalog and e-mail circulation are enhanced by the information archived from our website traffic. With the use of an analytical engine developed by Net Perceptions, and continued development of additional tools, our merchandising and marketing departments are able to present relevant and personalized product and promotional offerings to prospects.

        Musician's Friend also offers its customers private label credit card programs on non-recourse terms comparable to those offered by Guitar Center. These programs include the Platinum Card offered by Musician's Friend and the new Clef Card offered for customers of the Giardinelli band instruments catalog. These credit cards permit us to offer carefully tailored competitive promotional opportunities to our customers.

        Our plans for Musician's Friend include the development of catalogs targeted towards particular segments of the musician market. In 2002, Musician's Friend took over production of two small catalogs from the American Music division. The LMI Catalog is oriented toward young, school-aged children and the Giardinelli Catalog is targeted to band and orchestra buyers. In 2001, we introduced the Musician's Friend Drummer catalog that is oriented towards percussion instruments and the Musician's Friend DJ catalog oriented for DJ customers.

        We believe that there may be opportunities to acquire complimentary direct response businesses and are also examining opportunities to use the Internet to expand further the reach of our brands. For example, in late 2002 we purchased the principal assets of Marsmusic.com, including the URL address and hardware. New opportunities are also being created by the rapid development of content and community sites oriented towards music and musicians.

Customer Service

  Retail

        Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. We believe that our well-trained and knowledgeable sales force differentiates us from our competitors and is critical to maintaining customer confidence and loyalty. Our employees are typically musicians who are selected and trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our five product categories and begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. We believe that our employee testing program impresses upon our salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salaries by advancing through the certification program. We believe that due to our emphasis on training, we are able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service.

        Our Guitar Center store customer base consists of the professional or aspiring musician who makes or hopes to make a living through music and the amateur musician or hobbyist who views music as recreation. Management estimates that professional and aspiring musicians, who generally view the purchase of musical products as a career necessity, represent approximately 58% of our customer base, and account for approximately 73% of our sales. These customers make frequent visits to a store and develop relationships with the sales force. We generate repeat business and are successful in utilizing our unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, we service touring professionals, providing customized products for musical artists.

        The majority of our sales force at American Music is composed of music teachers and education representatives who are experienced band instructors. With the introduction of the family music store concept, we have added a limited retail sales force. The customer base of American Music has historically consisted of band directors, music educators, college professors who are involved in music education and students of music education programs.

  Direct Response

        Musician's Friend maintains a staff of over 210 contact center customer service associates, staffing the contact center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, e-mail, live chat or fax for questions regarding products, technical information or the status of their orders.

Most of the staff is comprised of musicians who are given extensive and ongoing product training. The Salt Lake City contact center houses an extensive product demonstration area and training facility. In-house technical staff as well as manufacturers' representatives conduct weekly product training.

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

        To provide the customer with a high degree of satisfaction, customers may return items for a full refund within 45 days of purchase. Additionally, if customers find a lower advertised price within 45 days of purchase, we will match the competitor's advertised price.

        For customers that have registered e-mail addresses with us, we offer automated order and shipment verification. This provides customers with UPS or FedEx order tracking information as soon as their shipment has been processed.

Order Fulfillment

        Musician's Friend orders are fulfilled out of the company-operated distribution center located in Kansas City, Missouri, which became fully operational in 2001. In the second quarter of 2001, we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in the Kansas City facility. In 2002, we expanded the facility to 241,000 square feet, adding another 100,000 square feet for bulk inventory storage.

        Credit card authorization and fraud management systems are automated, minimizing delays in processing. The distribution center processes orders taken before 5 p.m., Eastern Time, for same-day shipping of in-stock items, minimizing delays in delivery to customers. Orders ship primarily by UPS and FedEx.

        All returns are routed to the Kansas City warehouse where repairs and quality evaluations are made. On site repair and customer service representatives assist our customers and reduce the costs associated with returns. Returned and blemished products are sold through an outlet store located in the Kansas City facility and by offering such products at reduced prices on the musiciansfriend.com website.

Purchasing, Distribution and Inventory Control

        Purchasing.    We believe that we have excellent relationships with our vendors and, in many instances, are the vendor's largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors' premium products. Both Guitar Center and Musician's Friend maintain centralized buying groups. Our centralized buyers include merchandise managers, buyers, planners, replenishers, and allocators. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners, replenishers and allocators are responsible for maintaining inventory levels and allocating the merchandise to the retail distribution center, stores and direct response distribution center. We use merchandise replenishment systems which automatically analyze and forecast sales trends for each stock keeping unit, or SKU, using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited "out of stock" positions while maintaining minimal inventory levels.

        Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see "—Risks Related to the Business—We depend on a relatively small number of manufacturers and suppliers who may not be able to or desire to supply our requirements."

        Distribution.    During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations. The facility commenced operations in July 2002. We have entered into a 10-year agreement to lease the facility. As of December 31, 2002, nearly all product was flowing through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop-shipped to our stores. Completion of the migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also hope to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

        We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center, Musician's Friend, American Music and related businesses.

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

Management Information Systems

  Retail

        We have invested significant resources in management information systems that provide real-time information for the Guitar Center division. The systems have been designed to integrate all major aspects of our business, including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Our sophisticated management information systems provide us with the ability to monitor all critical aspects of activity on a real-time basis. Our system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting. We believe that the system we have developed will enable us to continue to improve customer service and operational efficiency and support our needs for the immediately foreseeable future.

        We presently have underway a project to install new management information systems at American Music. This implementation is an important project to facilitate the American Music family music store concept and to provide a scaleable system backbone to facilitate the growth of this brand.

  Direct Response

        Musician's Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce website is updated during the day through a firewall, providing a high degree of security for our internal systems. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans. Dedicated systems are used for inventory planning and for website analysis. Initiatives were completed to improve inventory management and reduce outbound shipping costs. Many of the systems which run our distribution center operations function via wireless technology.

        The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

Competition

        We are in direct competition with the other major multi-unit retail chain in the music products industry—Sam Ash Music based in New York, New York. In addition, we compete with various direct response companies such as American Music Supply (unrelated to our American Music division), Sam Ash Music, and Sweetwater Sound. As of December 31, 2002, we were in direct competition with Sam Ash in 14 of our markets. In recent years, Sam Ash has continued to open new or acquired stores, and various store openings are planned for 2003. One of our primary competitors, Mars Music, Inc., or Mars, filed for federal bankruptcy court protection on September 27, 2002 and has completed a liquidation resulting in the closure of all of its stores. We cannot predict the impact the closure of Mars will have on our business, including how many of the Mars customers will move their shopping to our businesses versus our competitors. Of the Mars Music stores closed, Sam Ash acquired four of the locations. The competitive landscape remains dynamic and we cannot predict what level of national and local competition our retail store and direct response businesses will face in the future. Nonetheless, we continue to believe that there is room for further consolidation within the music products retailing industry as the top five retailers, per The Music Trades magazine, (including Guitar Center and Sam Ash) only account for an estimated 23.2% of the market in 2001.

        We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs. Customer satisfaction is paramount to our operating strategy and we believe that providing knowledgeable and friendly customer service gives us a competitive advantage. The store environment is designed to be an entertaining and exciting environment in which to shop. In an effort to exceed customer expectations, our stores provide a number of services not generally offered by most competitors, including the ability to hold and use merchandise, product demonstrations and extensive product selection. Salespeople are highly trained and specialize in one of our five product areas. Salespeople are certified by an internal training team, based on extensive training and product knowledge testing. We believe that this certification process has increased the professionalism of our employees while reducing turnover. Customers are encouraged to help themselves to the displayed instruments and to seek the assistance of the professional salespeople.

        Various factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors' expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our markets by competitors with substantial financial or other resources. See "—Risks Related to the Business—We may be unable to meet our Guitar Center and American Music retail growth strategy, which could adversely affect our results of operations" and "—We face significant competition, and our efforts to increase our market share may be inhibited by existing or new competitors also trying to execute national expansion strategies."

Employees

        As of December 31, 2002, we employed 5,003 people, of whom 4,197 were hourly employees and 806 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand Names and Service Marks

        We operate our retail stores under the "Guitar Center" and "American Music" brands and our direct response business under the "Musician's Friend" brand.

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

        Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of December 31, 2002, we operated 108 Guitar Center stores and 20 American Music stores. We opened a total of 12 Guitar Center stores in 2002, and currently expect to open approximately 16 to 18 additional Guitar Center stores in 2003. Some of these Guitar Center stores will be smaller format units designed for secondary markets.

        We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music's acquisition of M&M Music, a band instrument retailer. We currently expect to open approximately six to eight additional American Music stores in 2003. Some of these stores may be acquired in connection with the acquisition of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

        The success of our retail store expansion plans depend on many factors, including:

  •
  identification of suitable retail sites and appropriate acquisition candidates;

  •
  negotiation of acceptable lease terms;

  •
  hiring, training and retention of skilled personnel;

  •
  availability of adequate capital;

  •
  sufficient management and financial resources to support the new locations;

  •
  vendor support; and

  •
  successful completion of our new management information system at American Music.

        A number of these factors are, to a significant extent, beyond our control. As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center and American Music stores at the rates currently anticipated. If we are unable to achieve our retail store expansion goals, or the new stores underperform our expectations, our results of operations could be adversely affected.

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

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2002	2001	2000
Quarter 1	5%	7%	8%
Quarter 2	8%	5%	7%
Quarter 3	5%	3%	6%
Quarter 4	7%	6%	7%
Full Year	6%	6%	7%

        We do not know whether our new stores will achieve sales or profitability levels similar to our existing stores. Our expansion strategy includes clustering stores in existing markets. Clustering has in the past and may in the future result in the transfer of sales to the new store and a reduction in the profitability of an existing store. In addition, a variety of factors affect our comparable store sales results, including:

  •
  competition;

  •
  economic conditions, including in particular, discretionary consumer spending;

  •
  consumer and music trends;

  •
  changes in our merchandise mix;

  •
  product distribution; and

  •
  timing and effectiveness of our promotional events.

        Our management is presently planning for annual comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

Our growth plans depend on our completion of acquisitions, and these transactions involve special risks.

        We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged. Our growth plans for the American Music business contemplate a significant number of relatively small acquisitions. For example, in June 2002 American Music acquired M&M Music, a band instrument retailer. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician's Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of the acquired business with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

We depend on a relatively small number of manufacturers and suppliers who may not be able to or desire to supply our requirements.

        Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity restraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our new distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on common carriers to transport merchandise into the country. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.

We face significant competition, and our efforts to increase our market share may be inhibited by existing or new competitors also trying to execute national expansion strategies.

        The retail music products industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We believe that large format music product retailers such as our company will seek to expand in part through the acquisition of small, independently owned stores or franchises, and we anticipate increased competition in our existing markets and planned new markets from these consolidating retailers. These retailers may identify target companies or execute their acquisition strategies more effectively than our company. In addition, these retailers may have greater financial resources or other competitive advantages as compared to our company. Our expansion to new markets will be inhibited by these and other established competitors. In addition, one or more of our competitors may adopt a new, innovative store format or retail selling method. If we are not able to compete effectively, we may fail to achieve market position gains or may lose market share.

        Mars Music, Inc. filed for federal bankruptcy court protection on September 27, 2002 and closed all of its stores in 2002. We cannot predict the impact that the closure of Mars will have on our business, including how many of the Mars customers will move their shopping to our business versus our competitors.

We must efficiently integrate American Music and grow its band instrument business in order to earn an acceptable return on that investment.

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected guitar, percussion, pro audio, keyboard and accessory products sold by our Guitar Center stores. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, in 2002 we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand. Failure to execute on these requirements and initiatives could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music.

We depend on key personnel including our senior management who are important to the success of our business.

        Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician's Friend, Inc., and David Fleming, President and Chief Operating Officer of American Music, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. During 2001, we entered into a five-year employment contract with each of Mr. Thomas and Mr. Albertson. Additionally, we carry key man insurance on the lives of Mr. Thomas and Mr. Albertson in the amounts of $5.0 million and $3.5 million, respectively. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

The implementation of our new distribution center for the Guitar Center retail stores presents operational risks and represents a significant investment.

        During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure commenced operations in July 2002. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and will continue to require significant financial and managerial resources for the next several quarters. The efficient operation of the distribution center is also dependent upon the performance of third parties that we do not control, such as vendors who must comply with new operating procedures and common carriers who must deliver product on time. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption of our retail store business and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of December 31, 2002, our corporate headquarters as well as 22 of our 108 Guitar Center stores were located in California and stores located in that state generated 27.5% and 28.3% of our retail sales for 2002 and 2001, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

Economic conditions or changing consumer preferences could also adversely impact us.

        Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets, such as occurred after September 11, 2001, could have a material adverse effect on our results of operations, financial condition, business and prospects. Recent weak economic conditions have created uncertainty as to the future direction of the economy which is likely to continue to impact hobbyists and other general consumers who purchase from Musician's Friend and our American Music and Guitar Center stores. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

We may need to change the manner in which we conduct our business if government regulation or taxation imposes additional costs and adversely affects our financial results.

        The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could impose material liability on us and adversely affect the manner in which we currently conduct our catalog and e-commerce business. For example, laws related to the taxation of catalog, telephone, and online commercial activity, including the applicability of state sales and use taxes to direct response sales and direct response merchants such as Musician's Friend, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could result in material liability to us and have a material adverse effect on our results of operations, financial condition or prospects.

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

        We rely on our computer hardware and software systems for the efficient operation of our retail stores and direct response business. Our information systems provide our management with real-time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including:

  •
  earthquake, fire, flood and other natural disasters; and

  •
  power loss, computer systems failure, Internet and telecommunications or data network failure.

        A significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information were unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales.

        To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services provide for our "mission critical" systems to be online within 48 hours following most disasters. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans.

The results of operations of our Direct Response business could be materially adversely affected should the distribution of catalogs and other direct mail become more costly or less effective

        Our Direct Response business, Musician's Friend, relies on the United States Postal Service to distribute its catalogs and other direct mail communications to consumers. Should the United States Postal Service significantly tighten security guidelines or impose additional processes on mail to detect or respond to contamination, the expected result would be increased costs to shippers and lengthened delivery times, each of which will impose greater costs on us. We are also concerned that some consumers may dispose of direct mail pieces, such as catalogs, if fears of contamination in the mail system are heightened. Any trend of this sort would reduce the number of catalogs in circulation, reduce response rates, raise costs and decrease margins.

Our stock price could be volatile.

        The market price of our common stock has been subject to significant fluctuations in response to our operating results and other factors, including announcements by our competitors, and those fluctuations will likely continue in the future. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of our common stock.

Forward-looking statements contained in this annual report are subject to risks and other uncertainties.

        This annual report contains forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings, comparable store sales growth and the growth of our e-commerce business), sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, we can not assure you that the forward-looking statements contained in this annual report will in fact be realized. Further, we do not undertake any duty to update the forward-looking statements contained in this annual report, particularly those related to management's future estimates which are subject to revision due to changes in the business environment that we face.

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

Item 2. PROPERTIES

        We lease all but three of our stores and presently intend to lease all new locations. We lease both our direct response customer contact center facility in Salt Lake City, Utah with approximately 21,000 square feet and a central distribution center in Kansas City, Missouri with approximately 241,000 square feet, and our 505,000 square feet Guitar Center retail central distribution center near Indianapolis, Indiana. The terms of the store leases are generally for 10 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

        We lease our corporate offices of approximately 69,600 square feet, which are located at 5795 Lindero Canyon Road, Westlake Village, California 91362. Our direct response business is headquartered in a facility we own located at 931 Chevy Way, Medford, Oregon 97504 and the American Music division is headquartered in a facility we lease located at 7845 Maltage Drive, Liverpool, New York 13090.

Store Locations

        The table below sets forth information concerning our Guitar Center and American Music retail stores as of December 31, 2002:

Guitar Center Stores

Store	Year Opened	Gross Square Feet	Status
Arizona
Phoenix	1997	13,600	Lease
Tempe	1997	12,100	Lease
Tucson	2001	13,000	Lease
Scottsdale (1)	2003	17,500	Lease
Arkansas
Little Rock	2002	8,700	Lease
Southern California
Hollywood	1964	30,600	Own
San Diego	1973	15,100	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease
Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos	1996	14,900	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
Palmdale	2001	12,000	Lease
Pasadena	2002	19,400	Lease
Cerritos (1)	2003	15,800	Lease
Northern California
San Francisco	1972	11,900	Lease
San Jose	1978	14,200	Own
El Cerrito (3)	1983	11,300	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
Modesto	2001	9,000	Lease
Colorado
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
Colorado Springs	2002	8,600	Lease
Connecticut
Manchester	1999	16,000	Lease
Orange	2002	15,500	Lease
Florida
North Miami area	1996	20,900	Lease
South Miami area	1996	14,700	Lease
West Palm Beach	2001	15,200	Lease
Orlando	2002	15,300	Lease
Georgia
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
Idaho
Boise	2001	10,800	Lease
Illinois
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease
Highland Park	2001	15,200	Lease
Indiana
Indianapolis	2001	15,600	Lease
Hobart (1)	2003	12,500	Lease
Louisiana
New Orleans	1999	19,700	Lease
Maryland
Towson	1998	14,600	Lease
Rockville (4)	2000	24,000	Lease
Massachusetts
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
Michigan
Detroit	1994	16,100	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
Grand Rapids	2002	11,400	Lease
Minnesota
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
Missouri
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
Nevada
Las Vegas	1998	20,000	Lease
New Jersey
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill	2001	15,800	Lease
Atlantic City	2002	10,300	Lease
New York
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester	2001	15,300	Lease
North Carolina
Charlotte	2002	15,200	Lease
Raleigh	2002	15,900	Lease
Ohio
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
Columbus	2002	17,600	Lease
Oklahoma
Oklahoma City	2000	15,200	Lease
Oregon
Eugene	1996	7,700	Lease
Medford	1987	11,900	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
Pennsylvania
Philadelphia	2000	15,200	Lease
Plymouth Meeting	2001	14,900	Lease
Monroeville	2001	14,000	Lease
Rhode Island
Warwick (1)	2003	14,000	Lease
Tennessee
Knoxville	1998	15,000	Lease
Memphis (1)	2003	15,700	Lease
Texas
Dallas (2)	1989	12,700	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease

Store	Year Opened	Gross Square Feet	Status
Plano	2000	15,500	Lease
Corpus Christi	2002	10,500	Lease
Utah
Salt Lake City	1998	15,000	Lease
Ogden	2002	7,500	Lease
Virginia
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
Washington
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma	2001	15,600	Lease
Spokane	2001	12,800	Lease
American Music Stores
Arizona
Phoenix	1987	6,000	Lease
Mesa	1995	4,100	Lease
Tucson	2002	1,900	Lease
Florida
Longwood	1986	4,600	Lease
Ft. Myers	1994	1,400	Lease
Jupiter	1995	2,300	Lease
West Palm Beach	2002	1,300	Lease
Jacksonville (5)	2002	1,600	Lease
Georgia
Valdosta (5)	2002	10,000	Lease
Valdosta (5)	2002	2,400	Lease
Stone Mountain (5)	2002	1,600	Lease
Albany (5)	2002	7,200	Lease
Illinois
Carol Stream	1980	8,500	Lease
Maine
W. Falmouth	1973	4,700	Lease
Massachusetts
Greenfield	1982	7,200	Lease
Nevada
Las Vegas	1998	1,500	Lease
Henderson	2002	4,800	Lease
New York
Syracuse	1970	6,100	Lease
Pittsford	1975	7,200	Lease
New York Mills	1999	4,600	Lease

(1)
We have signed leases for these locations and presently expect each to open in 2003.
(2)
Represents store relocated in 2002.
(3)
Excludes 10,000 square feet consisting of a basement warehouse space.
(4)
Excludes 24,000 square feet consisting of a basement warehouse space.
(5)
Represents stores acquired from M&M in 2002.

Item 3. LEGAL PROCEEDINGS

        We are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2002		2001
	High	Low	High	Low
First Quarter	$17.52	$12.67	$18.25	$10.44
Second Quarter	20.20	16.75	21.13	16.56
Third Quarter	18.78	14.30	21.65	9.80
Fourth Quarter	20.95	15.66	15.10	10.74

        As of March 6, 2003, there were 462 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

        We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, and do not intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the indenture governing our Senior Notes, we are not permitted to pay any dividends on the common stock unless specified financial tests and other conditions are satisfied. In addition, our bank facility with Wells Fargo Retail Finance, LLC and a syndicate of other lenders contains covenants which, among other things, prohibit the payment of cash dividends on our capital stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. SELECTED FINANCIAL DATA

        The selected data presented below under the captions "Income Statement Data" and "Balance Sheet and Other Data" for, and as of the end of, each of the years in the five-year periods ended December 31, 2002, are derived from the consolidated financial statements of Guitar Center, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the report thereon, are included elsewhere in this Annual Report. The information presented below under the caption "Operating Data" is unaudited. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share and operating data)
INCOME STATEMENT DATA:
Net sales	$1,100,889	$949,284	$794,786	$625,346	$489,483
Cost of goods sold	810,474	702,310	589,864	462,062	357,256

Gross profit	290,415	246,974	204,922	163,284	132,227
Selling, general and administrative expenses	236,537	200,748	156,698	128,416	108,449
Transaction and other costs	—	—	—	4,674	—

Operating income	53,878	46,226	48,224	30,194	23,778
Other expense (income):
Other expense (income)	—	3,539	—	—	(324)
Interest expense, net	13,077	13,411	12,466	11,235	10,844

Total other expense	13,077	16,950	12,466	11,235	10,520

Income before income taxes (benefit), and cumulative effect of change in accounting principle	40,801	29,276	35,758	18,959	13,258
Income taxes (benefit)	15,545	12,243	13,304	(391)	(3,155)

Income before cumulative effect of change in accounting principle	25,256	17,033	22,454	19,350	16,413

Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax $578	—	—	—	1,074	—

Net income	$25,256	$17,033	$22,454	$18,276	$16,413

Net income per share (diluted)	$1.09	$0.75	$1.01	$0.82	$0.72

Weighted average shares outstanding (1)	23,130	22,700	22,247	22,309	22,851

OPERATING DATA:
Guitar Center net sales per gross square foot (2)	$546	$537	$535	$555	$640
Net sales growth	16%	19%	27%	28%	32%
Increase in comparable store sales (3)	6%	6%	7%	10%	13%
Guitar Center stores open at end of period	108	96	83	69	56
Ratio of earnings to fixed charges (4)	3.0x	2.5x	3.0x	2.3x	2.0x
Net cash provided (used) by operating activities	$12,248	$16,511	$34,367	$4,383	$(8,549)
EBITDA (thousands) (5)	$70,738	$57,693	$59,267	$37,950	$29,095
BALANCE SHEET AND OTHER DATA:
Net working capital	$110,825	$90,113	$94,034	$80,536	$74,279
Property and equipment, net	89,702	81,056	68,658	58,174	42,410
Total assets	452,399	404,684	325,569	266,851	208,058
Total long-term and revolving debt (including current portion)	149,590	144,466	103,783	111,428	102,040
Stockholders' equity	154,928	123,868	103,463	80,319	46,215
Capital expenditures	26,309	24,697	17,862	19,768	21,678

Footnotes appear on following page.

Footnotes to table on previous page.

(1)
Weighted average shares represents shares calculated on a diluted basis.

(2)
Net sales per gross square foot is a measure of sales efficiency based on square footage. This calculation is presented for Guitar Center retail stores only, excluding American Music retail stores, and does not include new stores opened during the reporting period.

(3)
Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period. All references in this annual report to comparable store sales results are based on this calculation methodology.

(4)
For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense.

(5)
Represents net income before interest expense, income taxes, and depreciation and amortization expense. The reconciliation from reported net income to EBITDA is as follows:

EBITDA	2002	2001	2000	1999	1998
Net income as reported	$25,256	$17,033	$22,454	$18,276	$16,413
Income taxes (benefit)	15,545	12,243	13,304	187	(3,155)
Interest expense	13,077	13,411	12,466	11,235	10,844
Depreciation and amortization	16,860	15,006	11,043	8,252	4,993

EBITDA	$70,738	$57,693	$59,267	$37,950	$29,095

  EBITDA is not a measure of financial performance under generally accepted accounting principles. We present EBITDA because many investors view this information as a useful measure of a company's ability to generate cash flow and service debt or capital obligations, and some of our debt instruments, including our Senior Notes, include covenants that use similar concepts. EBITDA should not, however, be considered as a substitute for measures determined under generally accepted accounting principles, such as net income and cash flow from operations. Further, the calculation of EBITDA varies from company to company and thus the amount that we calculated using the methodology described above may not be comparable to the amount of EBITDA reported by other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As of December 31, 2002, we operated 108 Guitar Center stores, with 96 stores in 40 major markets and 12 stores in secondary markets. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, we acquired the assets of American Music Group and related companies in the second quarter of 2001. American Music, through its 20 family music retail stores, is a provider of band instruments and accessories, and primarily focuses on school band and orchestral instrument sales and rentals. The American Music business operates as a division of our retail business.

        From 1998 to 2002, our net sales grew at an annual compound growth rate of 22.5%, principally due to the comparable store sales growth of our retail stores averaging 8% per year, the opening of new stores, and a 27.9% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We achieved comparable store sales growth of 6%, 6%, and 7% for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. We do not expect total or comparable store sales to continue to increase at historical rates, as we already maintain operations in most major markets for our industry, and a higher percentage of our new stores opened will be in secondary markets. We expect that these secondary market stores will contribute lower sales per store than historically achieved from our stores operating in major markets

        We opened a total of 12 Guitar Center stores in 2002 and currently anticipate opening approximately 16 to 18 Guitar Center stores in 2003. Some of these Guitar Center stores will be smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument retailer. In addition, we plan to open six to eight American Music stores during 2003, some of which will likely be from acquisitions of existing businesses. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music Group brand names in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

        As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our brands, including through further acquisitions if attractive candidates can be located for reasonable prices.

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

  Valuation of Inventory

        We value our inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded adjustments to cost of goods sold for estimated decreases in value. These judgments are made in the context of our customers' shifting needs, social and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date.

  Valuation of Long-Lived Assets

        Long-lived assets such as property and equipment, goodwill, cost method investments and identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger impairment include, among other things:

  •
  Significant underperformance relative to historical or projected operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends; and

  •
  Significant decline in stock value for a sustained period.

        The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets at the store level, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or the undiscounted future cash flows as determined above. For cost method investments, we would record a loss when the decline in value is other than temporary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

        Our assessment regarding the existence of impairment factors is based on market conditions and the operational performance of our business. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make.

  Sales Returns

        As part of our "satisfaction guaranteed" policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase; we allow direct response customers to return product within 45 days. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have closely approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

  Credits and Other Vendor Allowances

        We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $4.9 million, $4.5 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results of Operations

        The following table sets forth current and historical income statement data as a percentage of net sales:

	Fiscal Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Gross profit	26.4	26.0	25.8
Selling, general and administrative expenses	21.5	21.1	19.7

Operating income	4.9	4.9	6.1
Other expense:
Write-off of investment in non-consolidated entity	—	0.4	—
Interest expense, net	1.2	1.4	1.6

Total other expense	1.2	1.8	1.6
Income before income taxes	3.7	3.1	4.5
Income taxes	1.4	1.3	1.7

NET INCOME	2.3%	1.8%	2.8%

Fiscal 2002 Compared to Fiscal 2001

        Net sales for the year ended December 31, 2002 increased 16.0% to $1.1 billion, compared with $949.3 million last year. Net sales from retail stores for fiscal 2002 totaled $892.1 million, a 14.3% increase from $780.8 million in fiscal 2001. Sales from new stores contributed $63.3 million and represent 57.0% of the total increase in retail store sales. Comparable store sales for the full year increased 6%. The increase in comparable store sales was due to good response to our advertising and marketing for our Guitar Center stores and the closure of a competitor, Mars Music, which was in markets also served by us. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from the direct response channel totaled $208.7 million in 2002, a $40.2 million, or 23.9%, increase from 2001, due primarily to increased orders driven by higher circulation and promotional targeting (15.0%) and an increase in the average order (8.9%). Although catalogs are mailed to both Internet and catalog customers, we continue to see a shifting in customer preference towards placing orders via the Internet. Catalog sales, which consist of all orders placed through the contact center, increased 16.2% to $109.2 million in 2002 from $94.0 million in 2001. Internet sales for the year, which represents orders placed via the Internet, increased 33.5% to $99.5 million from $74.5 million last year.

        One of our primary competitors, Mars Music, Inc., filed for federal bankruptcy court protection on September 27, 2002 and has completed a liquidation resulting in the closure of all of its stores. We cannot predict the impact the closure of Mars will have on our business, including how many of the Mars customers will move their shopping to our businesses versus our competitors.

        During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $13.0 million and $11.1 million of shipping and handling fees were recognized as direct response division revenue in the years 2002 and 2001, respectively. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period. We have made a conforming reclassification in all historical accounting periods to provide a comparable presentation. Please see our Current Report on Form 8-K dated July 25, 2002 for a schedule of the reclassification amounts applied to our historical financial statements in order to implement this accounting policy.

        Gross profit dollars for the year ended December 31, 2002 compared to 2001 increased 17.6% to $290.4 million from $247.0 million. Gross profit as a percentage of net sales for the year ended December 31, 2002 compared to 2001 increased to 26.4% from 26.0%. Gross profit as a percentage of net sales for the retail stores in 2002 was 25.6% compared to 25.7% in 2001. The decrease in retail gross margins is primarily due to a change in product mix, which resulted in incrementally higher freight costs (0.2% of sales), increased occupancy costs (0.2% of sales), and planned distribution center costs (0.2% of sales), offset by improved selling margins at our retail stores (0.5%). The gross profit margin for the direct response division was 29.7% for 2002 compared to 27.7% in 2001. The improvement in margin is attributed to better pricing and favorable market conditions compared to the post-9/11 environment in 2001, as well as a shift towards Internet ordering which presents customers with a higher margin assortment of accessories and other low cost products not carried in the catalogs (1.0% of sales). Reduced shipping costs (1.0% of sales) are due to efficiency improvements at the distribution center, including the implementation of marry-up shipping techniques.

        Selling, general and administrative expenses for fiscal 2002 increased 17.8% to $236.5 million from $200.7 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses for fiscal 2002 increased to 21.5% from 21.1% in fiscal 2001. Selling, general and administrative expenses for the retail stores in 2002 was 21.2% as a percentage of sales compared to 20.7% in fiscal 2001. The increase reflects planned costs associated with the new Guitar Center distribution center near Indianapolis, Indiana (0.3% of sales), increased insurance costs (0.2% of sales), increased travel costs (0.1% of sales), and increased management payroll costs (0.3% of sales), offset by increased leveraging of advertising and payroll costs for the Guitar Center stores (collectively 0.4% of sales). Selling, general and administrative expenses for the direct response division were 22.6% of sales compared to 23.1% last year. The decrease primarily reflects reduced postage costs related to catalog mailings (0.2% of sales) and improved performance at the warehouse with reduced packing supplies (0.3% of sales) due to the improvement in marry up fill rate and reduction of split shipments.

        Operating income, for the reasons stated above, increased 16.6% to $53.9 million from $46.2 million in fiscal 2001. As a percentage of sales, operating income was 4.9% in both years ended December 31, 2002 and 2001, respectively.

        In 2001, we recorded a $3.5 million, non-cash charge to reflect the write-off of our minority interest in a non-consolidated entity. This charge reflected our assessment of the likely future cash flows from the investment in light of the uncertainties regarding the ongoing business of this entity. No similar cost was incurred in 2002.

        Interest expense, net for fiscal 2002 decreased to $13.1 million from $13.4 million in fiscal 2001. The decrease is due to lower interest rates applicable to our line of credit borrowings and a $592,000 non-recurring charge in 2001 related to the extension of our line of credit and replacement of one of our former lenders, offset by additional borrowings.

        Income tax expense for fiscal 2002 was $15.5 million compared to $12.2 million for the same period last year. In the prior year we did not recognize a tax benefit on the $3.5 million write-off of the minority investment in a non-consolidated entity because of the capital nature of the write-down and the uncertainty that we will have future capital gains to utilize the capital loss. Excluding the effect of the write-off of the minority investment, our effective tax rates for each of the years ending December 31, 2002 and 2001 was 38%.

        Net income for fiscal 2002 increased to $25.3 million from $17.0 million in fiscal 2001 as a result of the combinations of factors described above.

Fiscal 2001 Compared to Fiscal 2000

        Net sales for the year ended December 31, 2001 increased 19.4% to $949.3 million, compared with $794.8 million in the previous year. Net sales from retail stores for fiscal 2001 totaled $780.8 million, a 19.7% increase from $652.3 million in fiscal 2000. Sales from new stores, including $24.0 million contributed by the newly acquired American Music stores, represent $93.8 million, or 73.1%, of the total increase in retail store sales. Comparable store sales for the full year increased 6%. Net sales from the direct response channel totaled $168.5 million in 2001, a $26.1 million increase from 2000. The growth in direct response sales has been driven by continued increases in Internet sales offset in part by a slight decline in catalog sales. Catalog sales decreased 0.4% to $94.0 million in 2001 from $94.4 million in 2000. Internet sales for the year increased 55.2% to $74.5 million from $48.0 million last year. The trend in favor of Internet sales over catalog sales is expected to continue. We believe that revenues in the direct response division were adversely affected by weak economic conditions affecting the hobbyist customer base of this unit. Total sales have been adversely affected by the recent slow down in the overall U.S. economy.

        During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $11.1 million and $9.1 million of shipping and handling fees were recognized as direct response division revenue in the years 2001 and 2000, respectively. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period. We have made a conforming reclassification in all historical accounting periods to provide a comparable presentation. Please see our Current Report on Form 8-K dated July 25, 2002 for a schedule of the reclassification amounts applied to our historical financial statements in order to implement this accounting policy.

        Gross profit dollars for the year ended December 31, 2001 compared to 2000 increased 20.5% to $247.0 million from $204.9 million. Gross profit as a percentage of net sales for the year ended December 31, 2001 compared to 2000 increased to 26.0% from 25.8%. Gross profit margin percentage for the retail stores in 2001 after buying and occupancy costs was 25.7% compared to 25.3% in 2000. Retail gross margins improved due to higher gross margins for the American Music business compared to the Guitar Center business, as well as improvement in inventory shrinkage offset by higher occupancy costs. The gross profit margin for the direct response division was 27.7% for 2001 compared to 27.9% in 2000. The decrease is primarily due to a reduction in selling prices and an increase in promotional offers, offset by targeted marketing of identified slow moving products through new sales channels, including the Kansas City retail outlet.

        Selling, general and administrative expenses for fiscal 2001 increased 28.1% to $200.7 million from $156.7 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses for fiscal 2001 increased to 21.1% from 19.7% in fiscal 2000. Selling, general and administrative expenses for the retail stores in 2001, inclusive of pre-opening costs and corporate general and administrative expenses, was 20.7% as a percentage of sales compared to 19.5% in fiscal 2000. The increase as a percentage of sales reflects the higher level of expense in the American Music business compared to the Guitar Center stores, an increase in payroll in our stores, higher insurance costs and higher operating lease expenses. Selling, general and administrative expenses for the direct response division in 2001 were 23.1% of sales compared to 20.9% in fiscal 2000. The increase primarily reflects costs associated with the closing of our Medford and Knoxville fulfillment centers, consolidation of operations to Kansas City, negative leveraging from lower than expected sales, and additional freight and labor costs from split shipments.

        Operating income, for the reasons stated above, decreased 4.1% to $46.2 million from $48.2 million in fiscal 2000. As a percentage of sales, operating income was 4.9% and 6.1% in the years ended December 31, 2001 and 2000, respectively.

        In 2001, we recorded a $3.5 million, non-cash charge to reflect the write-off of our minority interest in a non-consolidated entity. This charge reflected our assessment of the likely future cash flows from the investment in light of the uncertainties regarding the ongoing business of this entity.

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

        Income tax expense for fiscal 2001 was $12.2 million compared to $13.3 million for the same period in fiscal 2000. We did not recognize a tax benefit on the $3.5 million write-off of the minority investment in a non-consolidated entity because of the capital nature of the write-down and the uncertainty that we will have future capital gains to utilize the capital loss.

        Net income for fiscal 2001 decreased to $17.0 million from $22.5 million in fiscal 2000 as a result of the combinations of factors described above.

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see Item 1. Business—"Risks Related to the Business" for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of December 31, 2002, we had $82.7 million outstanding under the credit facility, excluding $2.6 million outstanding on letters of credit, and had available borrowings of $77.0 million.

        The credit facility permits borrowings up to $200 million, subject to borrowing base limitations ($162.3 million at December 31, 2002). The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (4.75% at December 31, 2002), or at LIBOR plus an applicable margin rate (4.00% at December 31, 2002), at our option, with interest due monthly. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. Borrowings are subject to a minimum annual interest rate of 4.00%. The applicable interest rate at December 31, 2002 was LIBOR plus 2.00%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test. Under the tangible net worth test, we are required to maintain, as of each quarter end, a minimum level of tangible net worth which, under the agreement, is defined as stockholders' equity, less goodwill, plus $3.5 million (or $132.4 million at December 31, 2002). The minimum amounts required by the agreement increase on a quarterly basis and are $112.0 million at December 31, 2002, $115.0 million at March 31, 2003, $118.0 million at June 30, 2003, $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($77.0 million at December 31, 2002) is already reduced by this required reserve and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2002. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2005.

        The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 11% per annum in semi-annual coupons due on each July 1 and January 1, with all outstanding principal due and payable in July 2006. We have the right to prepay some or all of the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium is presently 3.667% of the principal amount redeemed, but reduces to 1.833% on July 1, 2003 and to zero from and after July 1, 2004. In the event of a change in control transaction, the holders of the Senior Notes may require repayment of the principal and accrued interest plus a 1.0% premium. The indenture includes restrictive covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, make guaranties, and dispose of assets. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2002. Subject to limited cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer a significant adverse legal judgment or if other significant obligations are accelerated.

        The terms of our significant financing agreements, including those related to our credit facility, the Senior Notes and the equipment lease facilities described below, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

        During the first quarter of 2002, we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the new central distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreement calls for monthly payments to General Electric Capital Corporation of $138,000 for a term of 36 months through September 1, 2005, and monthly payments to US Bank of $48,000 for a term of 12 months through December 28, 2003. The leases have options to extend through September 30, 2009 and December 28, 2005, respectively.

        As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see, Item 2. Properties, "—Disclosures About Contractual Obligations and Commercial Commitments" and Note 8 to our financial statements.

        For the year ended December 31, 2002, cash provided by operating activities was $12.2 million, most of which represented cash income from operations, net of additions to inventory. Cash used in investing activities totaled $32.2 million, which primarily consisted of capital expenditures for retail store expansions and computer equipment purchases ($26.3 million), and acquisitions ($5.9 million). Cash provided by financing activities totaled $8.4 million, which consisted principally of borrowings under our credit facility.

        Our principal working capital need is to provide for the inventory levels necessary to support our sales activities, particularly the Guitar Center retail stores. Inventory increased from $249.7 million to $292.1 million, or 17.0%. The increase in inventory was required principally to support existing sales growth, the opening of new retail locations and the opening of the new Guitar Center retail distribution center. Inventory per square foot at Guitar Center retail stores (Guitar Center store and distribution center inventories under GAAP divided by total store retail square footage on a given date) was $140 at December 31, 2002 compared to $134 in 2001. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, utilizing a distribution center for our Guitar Center stores, and through improved planning, presentation and display of inventories in our retail stores. Inventory increased from $29.5 million at December 31, 2001 to $30.2 million at December 31, 2002, or 2.1%, against increased sales of 23.9%, for the direct response division, reflecting increased inventory turns.

        We provide limited credit to corporate customers and similar house accounts on a current account basis. We generally do not provide credit to our retail customers but instead offer programs provided by third party consumer credit companies which are non-recourse to us, meaning that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. From time to time we participate in programs that provide our customers with below-market interest rates, deferred payments or similar benefits. These programs are also non-recourse to us but we pay the credit provider a fee which is recognized as a component of selling, general and administrative expense at the time of the sale to the consumer.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During 2002, we opened 12 new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 9 more had been opened as of December 31, 2002. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses. In July 2000, we leased a new distribution facility for Musician's Friend in Kansas City, and in July 2001 we closed our existing distribution facilities in Medford, Oregon and Knoxville, Tennessee and consolidated all direct response fulfillment in Kansas City.

        During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations. The facility commenced operations in July 2002. We have entered into a 10-year agreement to lease the facility and we also have entered into numerous additional commitments necessary to support the operations of the facility. As of December 31, 2002, nearly all product was flowing through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also expect to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        During 2003, we expect to incur approximately $28 million to $30 million in capital expenditures.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 12 Guitar Center stores in 2002 and 13 stores in 2001, and currently anticipate opening approximately 16 to 18 Guitar Center stores in 2003. Some of these stores will be smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. During 2003, we plan to open six to eight American Music stores, some which will likely be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

        Our capital resources and liquidity for 2003 are presently expected to be primarily provided by net cash flow from operations and additional borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

Disclosures about Contractual Obligations and Commercial Commitments

        The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2002:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations (1)	$149,503	$117	$82,719	$66,667	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	175,362	29,417	50,405	40,874	54,666
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP (3)	2,640	2,640	—	—	—

Total	$327,505	$32,174	$133,124	$107,541	$54,666

(1)
Long-term debt consists principally of the unsecured Senior Notes and the revolving line of credit. The Senior Notes bear interest at 11% per annum, with interest due on a semi-annual basis, and mature on July 1, 2006. The revolving line of credit provides for a maximum facility of $200,000,000, subject to borrowing base limitations, and expires December 16, 2005. We plan to make additional borrowings or pay down the line of credit based on our cash flow requirements and other sources of capital, if any. We may need to renegotiate our credit facility prior to the expiration date depending on our future capital needs, our working capital base and alternative sources of financing available.
(2)
Operating lease commitments consist principally of real property leases for our corporate offices, retail store facilities and distribution centers. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We also have rented personal property through operating leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 8 to the consolidated financial statements.
(3)
Other long-term liabilities consist of our outstanding standby letters of credit at December 31, 2002.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees. The standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted this standard effective January 1, 2003, and it did not have a material effect on our consolidated financial statements.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal plans. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. Early adopting is permitted. We adopted SFAS No. 146 effective August 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for enterprises that elect to change to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 permits two additional transition methods for entities that adopt the preferable SFAS No. 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. In addition, under the provisions of SFAS No. 148, the original Statement No. 123 prospective method of transition for changes to the fair value method is no longer permitted in fiscal periods beginning after December 15, 2003. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements are required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. We adopted SFAS No. 148 effective December 2002, which did not have a material effect on our consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. We do not expect that the adoption of this interpretation will have any impact on our financial position or results of operations.

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

Forward-Looking Statements; Business Risks

        This annual report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales, new store openings, and capital expenditure levels. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business was only recently acquired by us and may be subject to significant fluctuations as we integrate these activities with the other Guitar Center businesses, reformat their store model and build-out the information and management structure.

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

        For further discussion of risks associated with our business, please see the discussion under the caption Item 1. Business—"Risks Related to the Business."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $66.7 million principal amount of Senior Notes due 2006 with a fixed interest rate of 11% and our credit facility which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR. At December 31, 2002, we had $82.7 million outstanding under our credit facility. To the extent prevailing short-term interest rates fluctuate the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. However, based on the balances outstanding under our credit facility at year end 2002, such a fluctuation would have to be relatively significant to have a material financial impact on us. We do not use derivative financial instruments in our investment portfolio. Presently, we do not carry significant cash balances as any cash in excess of our daily operating needs is used to reduce our borrowings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index included at "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Report:

1.	The following financial statements for the Company are included as part of this Report:

	Index to Financial Statements	Page 52

2.	The following financial statement schedule for the Company is included as part of this Report:

	Schedule II—Valuation and Qualifying Accounts	Page II-1

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.
(b)
On November 14, 2002 Guitar Center furnished a Form 8-K including Item 9 information relating to earnings guidance provided to investors.

(c)
Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	The Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
3.3	Amendment to the Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.4	Amendment to the Company's Amended and Restated Bylaws adopted February 25, 2003 (filed herewith)
4.1	Indenture dated as of July 2, 1996 by and between the Company and U.S. Trust Company of California as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
4.3	Form of Indenture (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3; Registration No. 333-65220).
10.1	Registration Rights Agreement dated June 5, 1996 among the Company and the stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
10.2*	The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.3*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.4*	Management Stock Option agreement dated June 5, 1996 by and between the Company and Lawrence Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
10.5*	Management Stock Option agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
10.6*	Amended and Restated Memorandum of Understanding and Stock Option Agreement, dated as of December 30, 1996 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3; Registration No. 333-62732).
10.7*	Amendment No. 1 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.8*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).

10.10*	Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.11*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1; Registration No. 333-10491).
10.12*	Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1; Registration No. 333-10491).
10.13*	Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.14*	Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999).
10.15*	Agreement and Plan of Merger dated May 13, 1999 by and among the Company, EMIC Acquisition Corporation, Musician's Friend, Inc. and the Stockholders of Musician's Friend, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 28, 1999).
10.16*	Amended and Restated Registration Rights Agreement dated May 13, 1999 by and among the Company, Chase Venture Capital Associates, L.P., Weston Presidio Capital II, L.P., Wells Fargo Small Business Investment Company, Inc., Larry Thomas, Marty Albertson, Amazing Grace Foundation, The Emmanuel Foundation, Midas Touch Investments Trust, Sterling Investments Trust, Syringa Investments Trust, Eiger Mountain Real Estate Trust, Promise Land Real Estate Development Trust and Musician's Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 28, 1999).
10.17*	Form of Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1999).
10.18*	Form of Amendment to the Company's 1997 Equity Participation Plan approved by stockholders at the Annual Meeting of Stockholders held on Aril 26, 2001 (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
10.19*	Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders held on April 26, 2001 (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report Form 10-Q for the period ended March 31, 2001.
10.20	Asset Purchase Agreement made as of March 20, 2001, by and among Guitar Center Stores, Inc. and American Music Group Ltd., Eastern Musical Supply Co., Inc., Lyons Music, Inc. American Music, Inc., American Musical Instruments, Inc., Giardinelli Band Instruments Co., Central Music Supply, Inc., and GBI, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001).
10.21*	Employment Agreement made as of March 20, 2001 between Guitar Center Stores, Inc. and David Fleming (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.22*	Amended and Restated Employment Agreement between the Company and Marty Albertson, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.23*	Amended and Restated Employment Agreement between the Company and Larry Thomas, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.24*	Amended and Restated Employment Agreement between the Company and Barry Soosman, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.25*	Amended and Restated Employment Agreement between the Company and Bruce Ross, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.26*	Amendment to the Company's 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2201).
10.27	Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.28*	Second Amendment to Amended and Restated Memorandum of Understanding, effective as of September 5, 2001 (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
10.29*	Third Amendment to Amended and Restated Memorandum of Understanding, effective as of November 6, 2001 (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.30	Second Amendment and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician's Friend, Inc. and the lenders identified therein (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.31	Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).
10.32	Annex II to the Stock Purchase Agreement, dated June 14, 2002, by and among Guitar Center, Inc., Guitar Center Stores, Inc., M&M Music Ltd. And the stockholders of M&M Music Ltd. relating to the registration of Guitar Center, Inc. common stock under the Securities Act of 1933 (Incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
12.1	Ratio of Earnings to Fixed Charges
21.1	Material subsidiaries of the Registrant as of December 31, 2002:
Musician's Friend, Inc., a Delaware corporation.
Guitar Center Stores, Inc., a Delaware corporation.
23.1	Consent of Independent Auditors (KPMG LLP)
24.1	Power of Attorney (included on page 47)

*
Management contract or other compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 14th day of March 2003.

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

Name	Title	Date

/s/ LARRY THOMAS Larry Thomas	Chairman & Co-Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003
/s/ MARTY ALBERTSON Marty Albertson	President & Co-Chief Executive Officer and Director	March 14, 2003
/s/ BRUCE ROSS Bruce Ross	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2003
/s/ ERICK MASON Erick Mason	Executive Vice President, Chief Administrative Officer (Principal Accounting Officer)	March 14, 2003
/s/ ROBERT EASTMAN Robert Eastman	Chief Executive Officer, Musician's Friend, Director	March 14, 2003

/s/ DAVID FERGUSON David Ferguson	Director	March 14, 2003
/s/ LARRY LIVINGSTON Larry Livingston	Director	March 14, 2003
/s/ GEORGE MRKONIC George Mrkonic	Director	March 14, 2003
/s/ PETER STARRETT Peter Starrett	Director	March 14, 2003
/s/ JEFFREY WALKER Jeffrey Walker	Director	March 14, 2003

CERTIFICATIONS

I, Larry Thomas, certify that:

1.    I have reviewed this annual report on Form 10-K of Guitar Center, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By	/s/ LARRY THOMAS Larry Thomas Co-Chief Executive Officer

CERTIFICATIONS

I, Martin Albertson, certify that:

1.    I have reviewed this annual report on Form 10-K of Guitar Center, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By	/s/ MARTY ALBERTSON Marty Albertson Co-Chief Executive Officer

CERTIFICATIONS

I, Bruce Ross, certify that:

1.    I have reviewed this annual report on Form 10-K of Guitar Center, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By	/s/ BRUCE ROSS Bruce Ross Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Guitar Center, Inc.:

        We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 15 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

                      KPMG LLP

Los Angeles, California
February 11, 2003

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

        The independent auditors audit our consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

        The Board of Directors of the Company has an Audit Committee composed of three independent Directors. The Committee meets periodically with financial management and the independent auditors to review accounting, internal control, auditing and financial reporting matters.

Larry Thomas Chairman & Co-Chief Executive Officer	Marty Albertson President & Co-Chief Executive Officer	Bruce Ross Executive Vice President & Chief Financial Officer

Los Angeles, California
February 11, 2003

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$5,931	$17,480
Accounts receivable, less allowance for doubtful accounts $624 and $959, respectively	19,762	19,243
Merchandise inventories	292,075	249,685
Prepaid expenses and deposits	8,626	6,404
Deferred income taxes	6,077	4,744

Total current assets	332,471	297,556
Property and equipment, net	89,702	81,056
Goodwill	25,995	21,032
Deposits and other assets, net	4,231	5,040

	$452,399	$404,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,745	$78,287
Accrued expenses and other current liabilities	54,211	38,834
Merchandise advances	13,882	12,780
Revolving line of credit	82,690	76,904
Current portion of long-term debt	118	638

Total current liabilities	221,646	207,443
Other long-term liabilities	5,691	3,716
Deferred income taxes	3,352	2,733
Long-term debt	66,782	66,924

Total liabilities	297,471	280,816
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at December 31, 2002 and 2001, none issued and outstanding	—	—
Common Stock, $0.01 par value per share, authorized 55,000 shares, issued and outstanding 22,746 at December 31, 2002 and 22,315 at December 31, 2001	227	223
Additional paid in capital	253,863	248,063
Accumulated deficit	(99,162)	(124,418)

Total stockholders' equity	154,928	123,868

	$452,399	$404,684

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Net sales	$1,100,889	$949,284	$794,786
Cost of goods sold, buying and occupancy	810,474	702,310	589,864

Gross profit	290,415	246,974	204,922
Selling, general and administrative expenses	236,537	200,748	156,698

Operating income	53,878	46,226	48,224
Other expense:
Write-off of investment in non-consolidated entity	—	3,539	—
Interest expense, net	13,077	13,411	12,466

Total other expense	13,077	16,950	12,466
Income before income taxes	40,801	29,276	35,758
Income taxes	15,545	12,243	13,304

Net income	$25,256	$17,033	$22,454

Net income per share
Basic	$1.12	$0.77	$1.02

Diluted	$1.09	$0.75	$1.01

Weighted average shares outstanding
Basic	22,491	22,229	22,047

Diluted	23,130	22,700	22,247

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 1999	22,023	$221	$244,003	$(163,905)	$80,319
Exercise of employee stock options	64	—	690	—	690
Net income	—	—	—	22,454	22,454

Balance at December 31, 2000	22,087	221	244,693	(141,451)	103,463
Exercise of employee stock options	113	1	1,279	—	1,280
Issuance of stock for acquisition	115	1	2,091	—	2,092
Net income	—	—	—	17,033	17,033

Balance at December 31, 2001	22,315	223	248,063	(124,418)	123,868
Exercise of employee stock options	207	2	2,436	—	2,438
Issuance of stock for acquisition	145	1	2,347	—	2,348
Stock issued under employee stock purchase plan	79	1	1,017	—	1,018
Net income	—	—	—	25,256	25,256

Balance at December 31, 2002	22,746	$227	$253,863	$(99,162)	$154,928

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$25,256	$17,033	$22,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,860	15,006	11,043
Loss on sale and disposal of property and equipment	384	16	13
Amortization of deferred financing fees	664	556	408
Write-down of deferred financing fees	—	592	—
Deferred income taxes	(1,564)	1,760	8,702
Write-off of investment in non-consolidated entity	—	3,539	—
Changes in operating assets and liabilities:
Accounts receivable	231	3,204	(6,363)
Merchandise inventories	(37,947)	(30,869)	(37,457)
Prepaid expenses and deposits	(1,747)	(910)	(1,689)
Other assets	(124)	(2,772)	(1,409)
Accounts payable	(7,896)	(1,445)	31,168
Accrued expenses and other current liabilities	15,059	7,587	4,740
Other long-term liabilities	1,975	946	700
Merchandise advances	1,097	2,268	2,057

Net cash provided by operating activities	12,248	16,511	34,367
INVESTING ACTIVITIES:
Purchase of property and equipment	(26,309)	(24,697)	(17,862)
Proceeds from sale of property and equipment	—	16	—
Investment in non-consolidated entity	—	(150)	(3,389)
Acquisition of business, net of cash acquired	(5,932)	(28,482)	—

Net cash used in investing activities	(32,241)	(53,313)	(21,251)
FINANCING ACTIVITIES:
Net change in revolving debt facility	5,786	41,036	(6,902)
Proceeds from exercise of stock options	2,438	1,280	690
Proceeds from stock issued under employee purchase plan	1,018	—	—
Payments under capital lease	(798)	(968)	(743)

Net cash provided by (used in) financing activities	8,444	41,348	(6,955)
Net (decrease) increase in cash	(11,549)	4,546	6,161
Cash at beginning of year	17,480	12,934	6,773

Cash at end of period	$5,931	$17,480	$12,934

NON-CASH INVESTING ACTIVITIES:
Borrowings under capital leases	$—	$473	$—
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Fair value of assets acquired	$4,774	$22,628	$1,256
Liabilities assumed	(1,515)	(8,511)	(2,391)
Goodwill	5,021	16,457	1,135
Common Stock issued	(2,348)	(2,092)	—

Cash paid for acquisition	5,932	28,482	—
Cash acquired in acquisition	—	278	—

Net cash paid for acquisition	$5,932	$28,760	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the business acquisition	$2,348	$2,092	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$11,953	$12,068	$12,061
Income taxes	$17,798	$7,315	$2,603

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. Nature of Business and Significant Accounting Policies

  Nature of Business

        Guitar Center, Inc. and subsidiaries (the "company" or "we") operates a chain of retail stores and a direct response unit which sells musical instruments, primarily guitars, amplifiers, percussion instruments, keyboards, pro-audio, recording equipment, and band and orchestral instruments. At December 31, 2002, we operated 108 Guitar Center stores and 20 American Music stores in major cities throughout the United States, with 22 of the stores located in California.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of Guitar Center, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        We account for investments where we own less than 20% of the voting stock under the cost method of accounting.

  Reclassifications

        Reclassifications have been made to prior year amounts to conform with the current year's presentation. During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $13.0 million, $11.1 million and $9.1 million of shipping and handling fees were recognized as direct response revenue in the fiscal years 2002, 2001 and 2000, respectively. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period.

  Merchandise Inventories

        Inventories, including used merchandise and vintage guitars, are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only sales. We receive price protection credits and vendor rebates from vendors, which are accounted for as a component of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement as an effective reduction in cost of goods sold at the time the related item of inventory is sold. None of these credits are recorded as revenue.

  Property and Equipment

        Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally five years for furniture and fixtures, computer equipment and vehicles, 15 years for buildings and 15 years or the life of the lease, whichever is less, for leasehold improvements. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and was historically amortized over a 20 to 30 year period using the straight-line method. In the current year we adopted SFAS No. 142 which no longer requires the periodic amortization of goodwill. As of December 31, 2002 we had unamortized goodwill in the amount of $26.0 million and unamortized identifiable intangible assets in the amount of $325,000. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment. Net income for the years ended December 31, 2001 and 2000, had SFAS No. 142 been in effect, would have been $17.5 million and $22.6 million, respectively, compared to reported net income of $17.0 million and $22.5 million, respectively. Basic and fully diluted earnings per share for the year ended December 31, 2001, if SFAS No. 142 had been in effect, would have both improved by $0.02, and basic and fully diluted earnings per share for the year ended December 31, 2000 would have remained consistent and improved by $0.01, respectively.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. In 2002, no impairment was identified.

  Merchandise Advances

        Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates which are recorded as a liability until redemption by the customer, and credit on account for customer returns and special orders.

  Self-Insurance Reserves

        In 2002, we began to maintain a self-insurance program for workers' compensation. Estimated costs under this program, including incurred but not reported claims are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves amounted to $789,000 at December 31, 2002 and are included in accrued liabilities.

  Revenue Recognition

        Retail sales are recognized at the time of sale, net of a provision for estimated returns. Band instrument rentals are recognized on a straight-line basis over the term of the rental agreement. The terms of the majority of our rental agreements do not exceed 30 months. Direct response sales are recognized when the products are shipped and title passes to customers, net of a provision for estimated returns. Direct response items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company's delivery to the carrier (commonly referred to as "F.O.B. Shipping Point"). Return allowances are estimated using historical experience.

  Advertising Costs

        We expense retail advertising as incurred. Advertising expense included in the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 is $35.0 million, $34.8 million, and $27.9 million, respectively. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, "Reporting of Advertising Costs." Capitalized mail order catalog costs at December 31, 2002, 2001 and 2000 were $1.9 million, $1.7 million and $1.6 million, respectively. The realizability of the capitalized mail order catalog costs are evaluated at each balance sheet date by comparing the carrying amount of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising. If the carrying amounts of such deferred mail order catalog costs exceed the remaining future net revenues that probably will be realized from such catalog, the excess capitalized amount is written down and expensed in the current period. There was no write-down of capitalized mail order catalog costs for the years ended December 31, 2002, 2001 and 2000.

        We receive cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products. These advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $4.9 million, $4.5 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Rent Expense

        We lease the majority of our store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

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

  Store Pre-Opening Costs

        The costs of start-up activities for new store openings are expensed as incurred.

  Stock Option Plans

        We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Compensation," and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31,
	2002	2001	2000
	(in thousands, except per share data—unaudited)
Net income, as reported	$25,256	$17,033	$22,454
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	4,158	3,982	3,299

Pro forma net income	$21,098	$13,051	$19,155
Earnings per share:
Basic—as reported	$1.12	$0.77	$1.02
Basic—pro forma	$0.94	$0.59	$0.87
Diluted—as reported	$1.09	$0.75	$1.01
Diluted—pro forma	$0.91	$0.57	$0.86
Risk free interest rate	3.6%	4.6%	5.2%
Expected lives	4.95	5.08	6.87
Expected volatility	65.0%	67.0%	60.0%
Expected dividends	—	—	—

  Earnings Per Share

        The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
Basic shares	22,491	22,229	22,047
Common stock equivalents—dilutive effect of options outstanding	639	471	200

Diluted shares	23,130	22,700	22,247

        Options to purchase 1.3 million shares of Common Stock at prices ranging from $16.23 to $28.56, options to purchase 1.3 million shares of Common Stock at prices ranging from $15.94 to $28.56, and options to purchase 1.4 million shares of Common Stock at prices ranging from $12.33 to $28.56 were outstanding during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock.

  Concentration of Credit Risk

        Our deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards. In various instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately

$5.2 million and $4.3 million at December 31, 2002 and 2001, respectively. Credit losses have historically been within our expectations.

  Fair Value of Financial Instruments

        The fair value of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. As of December 31, 2002 the fair value of our long-term debt was $69.1 million, based on quoted market prices. As discussed at Note 7, a cost-based investment was written-off at December 31, 2001 in consideration of the estimated future cash flows of the investment and the uncertainties regarding its ongoing business.

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

  New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for various obligations of lessees. The standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted this standard effective January 1, 2003, and it did not have a material effect on our consolidated financial statements.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal plans. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. Early adoption is permitted. We adopted SFAS No. 146 effective August 1, 2002, and the adoption of this standard did not have an impact on our consolidated financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for enterprises that elect to change to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 permits two additional transition methods for entities that adopt the preferable SFAS No. 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. In addition, under the provisions of SFAS No. 148, the original Statement 123 prospective method of transition for changes to the fair value method is no longer permitted in fiscal periods beginning after December 15, 2003. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements are required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. We adopted SFAS No. 148 which did not have any impact on our consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. We do not expect that the adoption of this interpretation will have any impact on our financial position or results of operations.

2. Acquisitions

        On April 16, 2001, we acquired the assets of American Music Group, Ltd. and related companies, a New York-based musical instrument retailer specializing in the sale and rental of band instruments and accessories ("American Music"). In consideration of the purchase, we paid $28.5 million in net cash and issued 115,358 shares of Guitar Center common stock for $2.1 million. We acquired assets of $22.6 million and assumed or repaid liabilities of $8.5 million. Goodwill of $16.5 million was recorded. The acquisition was accounted for using the purchase method. As part of the terms of the purchase agreement, there was a $2.5 million holdback on the transaction, pending the American Music business meeting operating objectives in 2001. During the first quarter of 2002, it was determined that some of the objectives subject to the holdback were satisfied and on February 21, 2002, we paid an additional $1.8 million in cash to the previous owners of American Music in full satisfaction of our obligations under the holdback arrangement. The amount was recorded as additional goodwill.

        In February 2002, we acquired the inventory and assumed the customer credit liabilities of Music Loft East, Inc., a single store located in Raleigh, North Carolina. In connection with the purchase we paid $488,000 in cash, acquired assets with a fair value of $369,000, and assumed liabilities of $146,000. Goodwill in the amount of $265,000 was recorded.

        On June 14, 2002, we acquired M&M Music, a five-store band instrument retailer headquartered in Valdosta, Georgia. Under the terms of the agreement, we acquired the stock of M&M Music for total consideration of up to $6.0 million. We acquired assets with a fair value of $4.4 million and assumed liabilities and paid expenses of $1.3 million. Goodwill in the amount of $2.9 million was recorded. Under the terms of the purchase agreement, during the second quarter of 2002 we paid $3.6 million in cash and during the third quarter we issued 90,602 shares of Guitar Center stock, representing $1.5 million. As part of the terms of the purchase agreement, there was a $0.9 million holdback on the transaction, pending the M&M Music business meeting balance sheet requirements. During the fourth quarter of 2002, it was determined that the requirements subject to the holdback were satisfied and we issued an additional 54,360 in stock in consideration for the remaining $0.9 million of the purchase price.

        The results of operations of American Music, the assets of the Raleigh store and M&M Music were not material to Guitar Center's previously presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these entities are included in Guitar Center's consolidated financial statements from the dates of the acquisition.

        Goodwill was recorded on the American Music, Music Loft and M&M Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired. Through December 31, 2001, we amortized goodwill over twenty years. Please see Note 1 for a description of significant changes in the accounting for goodwill implemented in 2002.

3. Merchandise Inventories

        The major classes of merchandise inventories are as follows:

	December 31,
	2002	2001
	(in thousands)
Major goods	$187,245	$166,847
Band instruments	20,247	14,738
Associated accessories	55,153	42,465
Vintage guitars	8,892	6,709
Used merchandise	15,680	13,891
General accessories	11,162	10,075

	298,379	254,725
Less inventory reserves	6,304	5,040

	$292,075	$249,685

        Major goods include stringed merchandise, percussion, keyboards, pro-audio and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Associated accessories are comprised of accessories to major goods and band instruments. General accessories include other merchandise such as apparel, cables and books.

4. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2002	2001
	(in thousands)
Land	$2,946	$2,946
Buildings	9,365	9,324
Furniture and fixtures	20,142	16,169
Computer equipment	46,665	33,483
Leasehold improvements	74,364	64,346
Construction in progress	1,954	5,137

	155,436	131,405
Less accumulated depreciation	65,734	50,349

	$89,702	$81,056

5. Debt

        At December 31, 2002, we had outstanding $66.7 million in principal amount of 11% Senior Notes due 2006. The Senior Notes are unsecured and pay interest at 11% on a semi-annual basis. The Senior Notes are not entitled to the benefit of a sinking fund. The Senior Notes may be redeemed, in whole or in part, at our option, at any time, as of December 31, 2002 through July 31, 2006, at prices declining from 103.7% to 100.0% of the principal amount redeemed, plus accrued and unpaid interest. The holders of the Senior Notes have the right to require us to repurchase their Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a change of control, as defined. The Senior Notes mature on July 1, 2006.

        Our revolving line of credit, as amended in the fourth quarter of 2001, provides for a maximum facility amount of $200,000,000, subject to borrowing base limitations ($162.3 million at December 31, 2002), and expires December 16, 2005. A fee of 0.375% is assessed on the unused portion of the facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (4.75% at December 31, 2002), or at LIBOR plus an applicable margin rate (4.00% at December 31, 2002), at our option, with interest due monthly. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. The applicable interest rate at December 31, 2002 was LIBOR plus 2.00%. At December 31, 2002, we had $82.7 million outstanding on the line of credit, $2.6 million outstanding on letters of credit, and $77.0 million in available borrowings.

        Assets of our Company secure the credit facility and the actual amount available to borrow is tied to our inventory and receivable base.

        The agreements underlying the credit facility and Senior Notes include restrictive covenants. We were in compliance with such requirements as of December 31, 2002.

        For the years ended December 31, 2002, 2001 and 2000, $664,000, $556,000, and $408,000 of amortization of deferred financing fees was included in interest expense. $2.2 million and $2.5 million of capitalized deferred financing fees was included in other assets, net of accumulated amortization of $2.1 million and $1.4 million, at December 31, 2002 and 2001, respectively.

6. Segment Information

        Our reportable business segments are retail (Guitar Center and American Music stores) and direct response (Musician's Friend's catalog and Internet). Management evaluates segment performance based primarily on net sales and income (loss) before income taxes (benefit). Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

        Net sales, depreciation and amortization, income before income taxes, capital expenditures, and total assets are summarized as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Retail 2002	Direct Response 2002	Total	Retail 2001	Direct Response 2001	Total
Net sales	$892,143	$208,746	$1,100,889	$780,763	$168,521	$949,284
Depreciation and amortization	14,788	2,072	16,860	13,196	1,810	15,006
Income before income taxes	27,208	13,593	40,801	22,971	6,305	29,276
Capital expenditures	23,193	3,116	26,309	22,899	1,798	24,697
Total assets	$410,277	$42,122	$452,399	$365,186	$39,498	$404,684
	Retail 2000	Direct Response 2000	Total
Net sales	$652,341	$142,445	$794,786
Depreciation and amortization	10,077	966	11,043
Income before income taxes	27,992	7,766	35,758
Capital expenditures	16,693	1,169	17,862
Total assets	$290,972	$34,597	$325,569

7. Investment in Non-Consolidated Entity

        At December 31, 2001, we had an investment through a wholly-owned subsidiary, Musician's Choice, Inc., of approximately $3.5 million, in a non-consolidated entity, Musician.com Internet Network, Inc. ("Musician.com"). As of December 31, 2001, we owned approximately 14% of the voting stock of Musician.com. As of this date we also owned additional shares of non-voting common stock and non-voting preferred stock with a liquidation preference of $2.7 million. Musician.com operated community-based musician websites which went out of business in 2002. We accounted for this investment under the cost method. During the fourth quarter of 2001, in consideration of the estimated future cash flows of Musician.com and the uncertainties regarding its ongoing business, we recorded a $3.5 million charge representing the write-off of our investment in this company.

8. Lease Commitments

        We lease offices, most of our retail store facilities, our distribution centers and various personal property used in our business under operating leases which expire at varying dates through December 2017. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

        The total minimum lease commitment at December 31, 2002, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2003	$29,417
2004	26,450
2005	23,956
2006	21,020
2007	19,854
Thereafter	54,665

$175,362

        Total rent expense included in the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 is $26.3 million, $20.1 million and $15.6 million, respectively.

9. Employee Benefit Plans

        We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the "Plan") maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to fifteen percent of their compensation. At our discretion, we can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees' contributions. We may also, at our discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions shall be allocated based on the relative compensation of all eligible employees. Plan expense was $1.2 million, $712,000 and $433,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. Stock Option and Purchase Plans

  1996 Performance Stock Option Plan

        In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provided for the granting of options to officers and key employees. Under the 1996 Plan, the number of options available for grant was 713,782, with a maximum term of ten years and an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant. The options generally vested ratably over three years. At December 31, 2002, options to purchase 377,984 shares of common stock were outstanding. No additional options are available for grant under the 1996 Plan.

  Management Stock Option Agreements

        In June 1996, we granted options to two officers to purchase 795,970 shares at an exercise price of $10.89 per share with a term of ten years. Under the terms of the option agreements, the conditions for full, accelerated vesting occurred during 1997. No additional options are available for grant under this plan. At December 31, 2002, all options granted were outstanding and exercisable.

  1997 Equity Participation Plan

        In January 1997, the 1997 Equity Participation Plan (as amended, the "1997 Plan") was adopted. Under the 1997 Plan, we may grant options to purchase up to 3,725,000 shares of common stock; provided, however, that grants to any one individual may not exceed 250,000 shares of common stock in any calendar year. Options granted under the 1997 Plan vest ratably over various terms with a maximum life of ten years. As of December 31, 2002, options to purchase 3,224,009 shares of common stock were outstanding under the 1997 Plan, and 1,510,944 shares were exercisable with exercise prices ranging from $8.34 to $28.56 and a weighted average exercise price of $17.41.

        Included in the options outstanding are options to purchase 88,489 shares of common stock that were assumed in connection with the merger with Musician's Friend.

  Employee Stock Purchase Plan

        In April 2001, the Employee Stock Purchase Plan (the "ESPP Plan") was adopted. The ESPP Plan is a tax-qualified employee stock purchase plan which authorizes 500,000 shares of our common stock, $0.01 par value, for issuance under the plan. Under the ESPP Plan, participants are granted options to purchase our common stock at a price which is eighty-five percent of the stock's fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period. The participants purchase the shares through payroll deductions. As of December 31, 2002, 78,994 shares had been purchased under the ESPP Plan at a weighted-average price of $12.09 per share.

        We apply APB Opinion No. 25 in accounting for our plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	2,790,856	$15.33
Granted	915,008	11.10
Exercised	(63,541)	10.89
Forfeited	(165,702)	18.68

Balance at December 31, 2000	3,476,621	14.14
Granted	994,744	15.35
Exercised	(113,856)	11.24
Forfeited	(124,649)	16.52

Balance at December 31, 2001	4,232,860	14.43
Granted	559,869	16.94
Exercised	(206,675)	12.10
Forfeited	(188,091)	16.88

Balance at December 31, 2002	4,397,963	$14.75

        The following is a summary of stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$8.34 to $12.33	1,744,554	4.68	$10.79	1,433,718	$10.84
$13.44 to $17.28	1,679,669	8.56	$15.75	362,680	$15.28
$18.25 to $20.75	909,902	5.61	$19.86	824,662	$19.98
$21.96 to $28.56	63,838	5.19	$24.03	63,838	$24.03

$8.34 to $28.56	4,397,963	6.36	$14.75	2,684,898	$14.56

11. Income Taxes

        Total income taxes (benefit) for the years ended December 31, 2002, 2001 and 2000 consist of:

2002	Current	Deferred	Total
	(in thousands)
Federal	$15,066	$(1,364)	$13,702
State	2,043	(200)	1,843

	$17,109	$(1,564)	$15,545

2001	Current	Deferred	Total
	(in thousands)
Federal	$9,022	$1,921	$10,943
State	1,461	(161)	1,300

	$10,483	$1,760	$12,243

2000	Current	Deferred	Total
	(in thousands)
Federal	$3,454	$8,332	$11,786
State	1,148	370	1,518

	$4,602	$8,702	$13,304

        Actual income taxes for 2002, 2001 and 2000 differ from the statutory tax rate of 35% as applied to income before income taxes as follows:

	2002	2001	2000
	(in thousands)
Expected income tax expense	$14,280	$10,247	$12,515
State income taxes, net of federal tax benefit	1,181	761	892
Non deductible items	153	127	106
Change in valuation allowance	19	1,120	—
Other	(88)	(12)	(209)

Actual income tax expense	$15,545	$12,243	$13,304

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2002	2001
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$—	$743
State net operating loss carryforwards	180	181
Accrued liabilities	3,390	2,438
Merchandise inventories	2,685	3,158
Capital loss (Musician.com)	1,150	1,120

Total gross deferred tax assets	7,405	7,640

Deferred tax liabilities:
Depreciation	2,812	3,858
Other	729	651

Total gross deferred liabilities	3,541	4,509

Deferred tax assets, net of deferred tax liabilities	3,864	3,131

Less valuation allowance	(1,139)	(1,120)

Net deferred tax assets	$2,725	$2,011

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

        For the year ended December 31, 2002, the deferred tax valuation allowance increased by $19,000 in connection with the write-down of the minority interest in the non-consolidated entity. Management believes it is more likely than not that the tax asset associated with the minority interest in the non-consolidated entity will not be realized because the related capital loss carryover may only be utilized to offset future capital gains.

12. Accrued Expenses and Other Current Liabilities

	December 31,
	2002	2001
	(in thousands)
Wages, salaries and benefits	$18,071	$10,957
Sales tax payable	8,565	8,008
Accrued interest	4,127	4,150
Accrued income tax	5,675	6,391
Accrued advertising	4,119	4,397
Accrued real estate tax	1,735	1,100
Accrued utilities	554	150
Accrued catalog costs	591	598
Other	10,774	3,083

	$54,211	$38,834

13. Legal

        We are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

14. Quarterly Financial Data (unaudited)

	2002
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$254,823	$253,887	$257,356	$334,823	$1,100,889
Gross profit	$64,161	$65,375	$66,098	$94,781	$290,415
Net income	$3,438	$4,100	$4,362	$13,356	$25,256
Net income per share (diluted)	$0.15	$0.18	$0.19	$0.57	$1.09
	2001
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$216,047	$215,570	$227,760	$289,907	$949,284
Gross profit	$54,831	$56,095	$57,600	$78,448	$246,974
Net income	$4,965	$4,114	$1,373	$6,581	$17,033
Net income per share (diluted)	$0.22	$0.18	$0.06	$0.29	$0.75

15. Goodwill and Other Intangible Assets

        Amortization expense related to goodwill and other intangible assets was $827,000 and $219,000 for the years ended December 31, 2001 and 2000, respectively. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect at 2001 and 2000:

(in thousands except earnings per share data)	2002	2001	2000
Reported net income	$25,256	$17,033	$22,454
Add back: Goodwill amortization, net of tax	—	513	136

Adjusted net income	$25,256	$17,546	$22,590

Reported basic earnings per share	$1.12	$0.77	$1.02
Goodwill amortization, net of tax	—	0.02	—

Adjusted basic earnings per share	$1.12	$0.79	$1.02

Reported diluted earnings per share	$1.09	$0.75	$1.01
Goodwill amortization, net of tax	—	0.02	0.01

Adjusted diluted earnings per share	$1.09	$0.77	$1.02

Schedule II

GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002 and 2001
(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Balance at end of year
December 31, 2002
Allowance for doubtful receivables	$959	—	335	$624
Allowance for obsolescence, shrink & damaged goods	$5,040	1,264	—	$6,304
December 31, 2001
Allowance for doubtful receivables	$834	125	—	$959
Allowance for obsolescence, shrink & damaged goods	$5,870	230	1,060	$5,040
December 31, 2000
Allowance for doubtful receivables	$1,143	—	309	$834
Allowance for obsolescence, shrink & damaged goods	$2,629	3,241	—	$5,870

II-1

QuickLinks

PART II
PART III
PART IV
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
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
GUITAR CENTER, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002