Form 10-Q
period 2003-03-31
GUITAR CENTER INC
filed 2003-05-07
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes ☒    No ☐

        As of May 1, 2003, 22,978,918 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash	$5,475	$5,931
Accounts receivable, net	16,899	19,762
Merchandise inventories	293,401	292,075
Prepaid expenses and deposits	8,049	8,626
Deferred income taxes	6,077	6,077

Total current assets	329,901	332,471
Property and equipment, net	90,244	89,702
Goodwill	25,995	25,995
Deposits and other assets, net	4,203	4,231

	$450,343	$452,399

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$63,310	$70,745
Accrued expenses and other current liabilities	44,656	54,211
Merchandise advances	13,123	13,882
Revolving line of credit	91,626	82,690
Current portion of long-term debt	66	118

Total current liabilities	212,781	221,646
Other long-term liabilities	5,761	5,691
Deferred income taxes	3,352	3,352
Long-term debt	66,773	66,782

Total liabilities	288,667	297,471
Stockholders' equity:
Preferred Stock; authorized 5,000 shares at March 31, 2003 and December 31, 2002, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 22,837 at March 31, 2003 and 22,746 at December 31, 2002	228	227
Additional paid in capital	255,333	253,863
Accumulated deficit	(93,885)	(99,162)

Total stockholders' equity	161,676	154,928

	$450,343	$452,399

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,
	2003	2002
Net sales	$287,542	$254,824
Cost of goods sold, buying and occupancy	212,886	190,663

Gross profit	74,656	64,161
Selling, general and administrative expenses	62,998	55,447

Operating income	11,658	8,714
Interest expense, net	3,139	3,165

Income before income taxes	8,519	5,549
Income taxes	3,242	2,111

Net income	$5,277	$3,438

Net income per share
Basic	$0.23	$0.15

Diluted	$0.22	$0.15

Weighted average shares outstanding
Basic	22,791	22,333

Diluted	23,652	22,836

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2003	2002
Operating activities
Net income	$5,277	$3,438
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,857	3,832
Amortization of deferred financing fees	176	164
Changes in operating assets and liabilities:
Accounts receivable	2,863	(2,266)
Merchandise inventories	(1,246)	(11,020)
Prepaid expenses and deposits	577	(2,906)
Other assets	(148)	(167)
Accounts payable	(7,435)	(5,704)
Accrued expenses and other current liabilities	(9,555)	(10,182)
Other long-term liabilities	70	(39)
Merchandise advances	(759)	(945)

Net cash used in operating activities	(5,323)	(25,795)
Investing activities
Purchase of property and equipment	(5,479)	(5,877)
Acquisitions of businesses	—	(2,332)

Net cash used in investing activities	(5,479)	(8,209)
Financing activities
Net increase in revolving debt facility	8,936	20,858
Proceeds from exercise of stock options	1,471	750
Payments under capital lease	(61)	(192)

Net cash provided by financing activities	10,346	21,416

Net decrease in cash and cash equivalents	(456)	(12,588)
Cash and cash equivalents at beginning of year	5,931	17,480

Cash and cash equivalents at end of period	$5,475	$4,892

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired	$—	$369
Liabilities assumed	—	(146)
Goodwill	—	2,109

Cash paid for acquisitions	$—	$2,332

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.     Nature of Business and Basis of Presentation

  Nature of Business

        Guitar Center, Inc., and subsidiaries ("Guitar Center," the "Company," "we," "us" or "our") is the nation's leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2003, we operated 112 Guitar Center retail stores, with 101 stores in 41 major markets and 11 stores in secondary markets across the United States. In addition, our American Music division, which serves the student and family market, operated 19 band instrument retail stores as of March 31, 2003. Musician's Friend, Inc., a wholly owned subsidiary of Guitar Center, Inc., is the largest direct response retailer of musical instruments in the United States through the Musician's Friend catalog and web site, www.musiciansfriend.com.

  Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.     Acquisitions

        In February 2002, we acquired the inventory and assumed the customer credit liabilities of Music Loft East, Inc., a single store located in Raleigh, North Carolina. In connection with the purchase we paid $488,000 in cash, acquired assets with a fair value of $369,000, and assumed liabilities of $146,000. Goodwill in the amount of $265,000 was recorded.

        On June 14, 2002, we acquired M&M Music, a five-store band instrument retailer headquartered in Valdosta, Georgia. Under the terms of the agreement, we acquired the stock of M&M Music for total consideration of $6.0 million in cash and stock. We acquired assets with a fair value of $4.4 million and assumed liabilities and paid expenses of $1.3 million. Goodwill in the amount of $2.9 million was recorded. Under the terms of the purchase agreement, during the second quarter of 2002 we paid $3.6 million in cash and during the third quarter of 2002 we issued 90,602 shares of Guitar Center stock, representing $1.5 million. As part of the terms of the purchase agreement, there was a $0.9 million holdback on the transaction, pending the M&M Music business meeting certain balance sheet requirements. During the fourth quarter of 2002, it was determined that the requirements subject to the holdback were satisfied and we issued an additional 54,360 shares of common stock in consideration for the remaining $0.9 million of the purchase price.

        The results of operations and the assets of the Music Loft East, Inc. and M&M Music were not material to Guitar Center's previously presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these entities are included in Guitar Center's consolidated financial statements from the dates of the acquisition.

        Goodwill was recorded on Music Loft and M&M Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired. Through December 31,

2001, we amortized goodwill over twenty years. From and after January 1, 2002, in accordance with SFAS 142 we no longer amortize goodwill and intangible assets on a stated basis but rather do periodic testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

3.     Earnings Per Share

        The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the quarter ending March 31, 2003 and 2002:

	2003	2002
	(in thousands)
Basic shares	22,791	22,333
Common stock equivalents—dilutive effect of options outstanding	861	503

Diluted shares	23,652	22,836

        Options to purchase 576,000 shares of Common Stock at prices ranging from $20.75 to $28.56 and options to purchase 1.0 million shares of Common Stock at prices ranging from $18.25 to $28.56 were outstanding during the quarters ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock.

4.     Segment Information

        For financial reporting purposes, we classify our business interests into two reportable segments, retail and direct response. The retail segment includes revenue and expense associated with our 112 Guitar Center and 19 American Music retail locations. Our direct response segment includes Musician's Friend contact center and Internet. We evaluate segment performance based primarily on net sales and income before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

        Net sales, gross margin, depreciation and amortization, selling, general and administrative expense, income before income taxes, capital expenditures and total assets for the three months ended March 31, 2003 and 2002 and total assets as of March 31, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended March 31, 2003
	Retail	Direct Response	Total
Net sales	$227,601	$59,941	$287,542
Gross profit	55,885	18,771	74,656
Depreciation and amortization	4,190	667	4,857
Selling, general and administrative expenses	49,365	13,633	62,998
Income before income taxes	3,561	4,958	8,519
Capital expenditures	4,830	649	5,479
Total assets	412,323	38,020	450,343

	Three Months Ended March 31, 2002
	Retail	Direct Response	Total
Net sales	$205,477	$49,347	$254,824
Gross profit	50,494	13,667	64,161
Depreciation and amortization	3,391	441	3,832
Selling, general and administrative expenses	43,883	11,564	55,447
Income before income taxes	3,804	1,745	5,549
Capital expenditures	5,520	357	5,877
Total assets	372,436	40,513	412,949

5.     Stock-Based Compensation

        In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

        We apply the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Compensation," and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	March 31,
	2002	2001
Net income, as reported	$5,277	$3,438
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,044	860

Pro forma net income	$4,233	$2,578
Earnings per share:
Basic—as reported	$0.23	$0.15
Basic—pro forma	$0.19	$0.12
Diluted—as reported	$0.22	$0.15
Diluted—pro forma	$0.18	$0.11
Risk free interest rate	3.3%	5.1%
Expected life of options	4.91	5.01
Expected volatility	66.7%	67.3%
Expected dividends	—	—

6.     Vendor Payments

        EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

7.     Reclassifications

        Reclassifications have been made to prior year amounts to conform with the current year's presentation. During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $3.3 million of shipping and handling fees were recognized as direct response revenue in the quarter ended March 31, 2002. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We operated 112 Guitar Center retail locations as of March 31, 2003, including 101stores in 41 major markets and 11 stores in secondary markets. We also operate the largest direct response channel (Musician's Friend catalog and Internet) in the musical instruments industry in the United States. In addition, as of March 31, 2003, American Music operated 19 family music retail stores. American Music is a leading provider of band instruments and accessories, and primarily focuses on school band and orchestral instrument sales and rentals. The American Music business operates as a division of our retail business.

        From 1998 to 2002, our net sales grew at an annual compound growth rate of 22.5%, principally due to the comparable store sales growth of our retail stores averaging 8% per year, the opening of new stores, and a 27.9% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We do not expect total or comparable store sales to continue to increase at historical rates, as we already maintain operations in most major markets for our industry, and a higher percentage of our new stores opened will be in secondary markets. We expect that these secondary market stores will contribute lower sales per store than historically achieved from our stores operating in major markets. When we refer to "comparable sales," that calculation compares net sales for the comparable periods, excluding net sales attributable to stores not open for 13 months. All references in this report to comparable store sales results are based on this calculation methodology. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened. Other companies may use different methods to calculate this statistic.

        We opened a total of 12 Guitar Center stores in 2002. During the three months ended March 31, 2003, we have opened three large format Guitar Center stores those being in Scottsdale, Arizona, Warwick, Rhode Island and Cerritos, California, as well as one small format store in Gary, Indiana. We plan to open one additional large format store and two small format stores in the second quarter of 2003. In addition, we plan to open two to four American Music stores during 2003. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music brand names in new markets. In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

        As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our businesses, including additional acquisitions if suitable candidates can be located for reasonable prices.

Discussion of Critical Accounting Policies

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debt, inventories, goodwill and taxes on income. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

  Valuation of Inventory

        We value our inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded adjustments to cost of goods sold for estimated decreases in value. These judgments are made in the context of our customers' shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of any given balance sheet date.

  Valuation of Long-Lived Assets

        Long-lived assets such as property and equipment, cost method investments and identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangibles are required to be reviewed for impairment on a periodic basis. Factors we consider important, which could trigger impairment, include, among other things:

  •
  Significant underperformance relative to historical or projected operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends; and

  •
  Significant decline in stock value for a sustained period.

        For long lived assets other than intangibles, the determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets at the store level, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or the discounted future cash flows as determined above. For goodwill and other intangibles, impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the related assets. For cost method investments, we would record a loss when the decline in value is other than temporary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

        Our assessment regarding the existence of impairment factors is based on market conditions and the operational performance of our business. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make.

  Sales Returns

        As part of our "satisfaction guaranteed" policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician's Friend customers to return product within 45 days. American Music customers have ten business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have closely approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

  Credits and Other Vendor Allowances

        We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $1.2 million in the three months ended March 31, 2003 and 2002, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results Of Operations

        The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Gross profit	26.0	25.2
Selling, general and administrative expense	21.9	21.8

Operating income	4.1	3.4
Interest expense, net	1.1	1.2

Income before income tax expense	3.0	2.2
Income tax expense	1.2	0.9

Net income	1.8	1.3

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

        Net sales increased to $287.5 million for the three months ended March 31, 2003, from $254.8 million for the comparable prior period, a 12.8% increase. Net sales from retail stores totaled $227.6 million, an increase of $22.1 million, or 10.8%. Sales from new stores contributed $13.1 million, or 59.4% of the increase. Comparable store sales increased 4%. We experienced slower traffic in our Guitar Center stores in mid-March due to the onset of the war in Iraq. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. This estimate assumes that business conditions continue to return to those prior to the commencement of the war in Iraq. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements." Net sales from the direct response channel totaled $59.9 million, a $10.6 million increase from the first quarter of 2002. This reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 4.8% to $28.6 million from $27.3 million for the three months ended March 31, 2003 compared to 2002. Internet sales from orders placed over the Musician's Friend and Giardinelli web sites, increased 42.3% to $31.3 million from $22.0 million for the same period last year. The web site growth reflects the recent trend of our catalog customers' preference in using the web to place their orders, the success of web-based promotions and that the website includes a more complete inventory presentation than our catalog.

        During the second quarter of 2002, we adopted a new accounting policy to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to adopting EITF 00-10, shipping and handling fees paid by our customers to our direct response division were recognized as a reduction to cost of goods sold. To conform with EITF 00-10, we now treat such fees as revenue. As a result, $3.3 million of shipping and handling fees were recognized as direct response revenue in the quarter ended March 31, 2002. The reclassification of these fees has no effect on operating income, net income or earnings per share for any period. We have made a conforming reclassification in all historical accounting periods to provide a comparable presentation. Please see our Current Report on Form 8-K dated July 25, 2002 for a schedule of the reclassification amounts applied to our historical financial statements in order to implement this accounting policy.

        Gross profit for the three months ended March 31, 2003 compared to 2002 increased 16.4% to $74.7 million from $64.2 million. Gross profit as a percentage of net sales for the three months ended March 31, 2003 compared to 2002 increased to 26.0% from 25.2%. Gross profit percentage for the retail stores was 24.6% for both the three months ended March 31, 2003 and 2002. The gross profit percentage for the direct response division was 31.3% for the quarter compared to 27.7% in the first quarter of 2002. The increase is due to a higher selling margin which resulted from key buys from certain vendors with high inventory following the closure of Mars Music prior to the holiday selling season, as well as a change in our product mix because our holiday season catalog resulted in more sales in the first quarter 2003 than in 2002.

        Selling, general and administrative expenses for the three months ended March 31, 2003 compared to 2002 increased 13.6% to $63.0 million from $55.4 million. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2003 compared to 2002 increased to 21.9% from 21.8%. Selling, general and administrative expenses for the retail stores in the first quarter were 21.7% of sales compared to 21.4% in last year's first quarter. The increase was primarily due to an increase in promotional activity compared to last year's first quarter. Selling, general and administrative expenses for the direct response division were 22.7% of sales in the first quarter compared to 23.4% in the same period last year. The improvement is primarily due to leveraging of contact center wages (23 basis points), a reduction in telephone costs (23 basis points), and reduced packing supply costs due to efficiencies at the fulfillment center as a result of improvements to our "marry up" software (28 basis points).

        Operating income, for the reasons stated above, increased from $8.7 million to $11.7 million, or 33.8% for the three months ended March 31, 2003.

        Interest expense, net for the three months ended March 31, 2003 decreased to $3.1 million from $3.2 million in the same period of 2002.

        In the three months ended March 31, 2003, a $3.2 million provision for income taxes was recorded compared to $2.1 million for the same period last year, both based on an annualized tax rate of approximately 38%.

        Net income for the three months ended March 31, 2003 increased to $5.3 million from $3.4 million in the first quarter of 2002 as a result of the combinations of factors described above.

Liquidity and Capital Resources

        Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $66.7 million of Senior Notes outstanding prior to their final maturity in 2006. As of March 31, 2003, we had $91.6 million outstanding under the credit facility, excluding $2.5 million outstanding on letters of credit, and had available borrowings of $46.6 million.

        Borrowings bear interest at either the prime rate plus an applicable margin rate (4.75% at March 31, 2003), or LIBOR plus an applicable margin rate (3.5% at March 31, 2003), subject to a minimum interest rate of 4.0%. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. At March 31, 2003, we were subject to the minimum interest rate of 4.0%.

        The credit facility permits borrowings up to $200 million, subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (4.75% at March 31, 2003), or LIBOR plus an applicable margin rate (3.5% at March 31, 2003), subject to a minimum interest rate of 4.0%. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter. At March 31, 2003, we were subject to the minimum interest rate of 4.0%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test. Under the tangible net worth test, we are required to maintain, as of each quarter end, a minimum level of tangible net worth which, under the agreement, is defined as stockholders' equity, less goodwill, plus $3.5 million (or $139.2 million at March 31, 2003). The minimum amounts required by the agreement increase on a quarterly basis and are $115.0 million at March 31, 2003, $118.0 million at June 30, 2003, $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($46.6 million at March 31, 2003) is already reduced by this required reserve and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of March 31, 2003. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2005.

        The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 11% per annum in semi-annual coupons due on each July 1 and January 1, with all outstanding principal due and payable in July 2006. We have the right to prepay some or all of the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium is presently 3.667% of the principal amount redeemed, but reduces to 1.833% on July 1, 2003 and to zero from and after July 1, 2004. In the event of a change in control transaction, the holders of the Senior Notes may require repayment of the principal and accrued interest plus a 1.0% premium. The indenture includes restrictive covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, make guaranties, and dispose of assets. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of March 31, 2003. Subject to limited cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer a significant adverse legal judgment or if other significant obligations are accelerated.

        During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the new central distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreement calls for monthly payments to General Electric Capital Corporation of $138,000 for a term of 36 months through September 1, 2005, and monthly payments to US Bank of $48,000 for a term of 12 months through December 28, 2003. The leases have options to extend through September 30, 2009 and December 28, 2005, respectively.

        The terms of our significant financing agreements, including those related to our credit facility, the Senior Notes and the equipment lease facilities described above are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

        As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see, Item 2. Properties, "—Disclosures About Contractual Obligations and Commercial Commitments" and Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

        For the three months ended March 31, 2003, net cash used in operating activities was $5.3 million, which principally consisted of a decrease in accounts payable and accrued expenses, offset by cash income from operations. Cash used in investing activities totaled $5.5 million, which consisted primarily of capital expenditures under our store expansion program. Cash provided by financing activities totaled $10.3 million, which principally consisted of borrowings under the credit facility.

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the three months ended March 31, 2003, we opened four new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and a total of 11 were opened as of March 31, 2003. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

        We started operations of our distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations in July 2002. We have entered into a 10-year agreement to lease the facility and we also have entered into numerous additional commitments necessary to support the operations of the facility. By the end of 2002, nearly all products were flowing through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also expect to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 12 Guitar Center stores in 2002 and 13 stores in 2001, and currently anticipate opening approximately 16 to 18 Guitar Center stores in 2003. Some of these stores will be smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. During 2003, we plan to open two to four American Music stores, some which may be acquisitions of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

        Our capital resources and liquidity for 2003 are presently expected to be primarily provided by net cash flow from operations and additional borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance our Senior Notes or other existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we can not assure you that future external financing for Guitar Center will be available on attractive terms or at all.

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

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

        EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. This EITF Issue does not have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and is not expected to impact our annual disclosure of stock-based compensation.

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

Forward-Looking Statements

        This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales, new store openings and capital expenditure levels. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business was only recently acquired by us and may be subject to significant fluctuations as we integrate these activities with the other Guitar Center businesses, reformat their store model and build-out the information technology and management structure.

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

        Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of March 31, 2003, we operated 112 Guitar Center stores and 19 American Music stores. We opened a total of 12 Guitar Center stores in 2002, and currently expect to open approximately 16 to 18 additional Guitar Center stores in 2003. Some of these Guitar Center stores will be smaller format units designed for secondary markets.

        We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music's acquisition of M&M Music, a band instrument retailer. We currently expect to open approximately two to four additional American Music stores in 2003. Some of these stores may be acquired in connection with the acquisition of existing businesses. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 13 months, was as follows for our retail stores:

	2003	2002	2001	2000
Quarter 1	4%	5%	7%	8%
Quarter 2	—%	8%	5%	7%
Quarter 3	—%	5%	3%	6%
Quarter 4	—%	7%	6%	7%

Full Year	—%	6%	6%	7%

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

        Our management is presently planning for annual comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period. This rate was not reached in the first quarter of 2003. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

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

        Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity restraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our new distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers to transport merchandise into the country. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.

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

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected "combo" products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, in 2002 we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand. Failure to execute on these requirements and initiatives could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music.

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

        As of March 31, 2003, our corporate headquarters as well as 23 of our 112 Guitar Center stores were located in California and stores located in that state generated 27.5% and 28.3% of our retail sales for 2002 and 2001, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

        The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could adversely affect the manner in which we currently conduct our catalog and e-commerce business. For example, laws related to the taxation of catalog, telephone, and online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

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

        This report contains forward-looking statements, relating to, among other things, future results of operations, growth plans (including, without limitation, the number and timing of new store openings, comparable store sales growth and the growth of our e-commerce business), sales, gross margin and expense trends, capital requirements and general industry and business conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating these statements include changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the music products industry or the economy in general, the emergence of new or growing specialty retailers of music products and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, we can not assure you that the forward-looking statements contained in this annual report will in fact be realized. Further, we do not undertake any duty to update the forward-looking statements contained in this annual report, particularly those related to management's future estimates which are subject to revision due to changes in the business environment that we face.

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

Item 3. and Qualitative Disclosures About Market Risk

        We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $66.7 million principal amount of Senior Notes due 2006 with a fixed interest rate of 11% and our credit facility which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR. At March 31, 2003, we had $91.6 million outstanding under our credit facility. To the extent prevailing short-term interest rates fluctuate the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. However, based on the balances outstanding under our credit facility at March 31, 2003, such a fluctuation would have to be relatively significant to have a material financial impact on us. We do not use derivative financial instruments in our investment portfolio. Presently, we do not carry significant cash balances as any cash in excess of our daily operating needs is used to reduce our borrowings.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)
Our annual meeting of shareholders (the "Annual Meeting") was held on April 30, 2003. At that time there were present, in person or by proxy, 20,717,294 shares of our common stock.

(b)
At the annual meeting, three items were submitted to a vote of shareholders: (1) the election of directors; (2) the approval of the amendment to the Company's 1997 Equity Participation Plan to increase the number of shares authorized for issuance; and (3) the approval of Senior Executive Performance Bonus Plan.

(c)
(1)    The results of voting for the election of eight directors at the Annual Meeting were as follows:

Nominee	For	Withheld
Larry Thomas	20,416,605	300,989
Marty Albertson	20,641,656	75,638
Robert Eastman	20,641,414	75,880
David Ferguson	20,282,812	434,482
Larry Livingston	20,640,612	76,682
George Mrkonic	20,425,067	292,227
Peter Starrett	20,282,792	434,502
Jeffrey Walker	20,251,925	465,369

  (2)
  The results of voting for the amendment of the Company's 1997 Equity Participation Plan to increase the number of shares that may be issued from 3,725,000 to 4,000,000 shares were as follows:

For	Against	Abstain	Broker Non-Votes
11,756,946	8,959,544	804	0
  (3)
  The results of voting for the approval of Senior Executive Performance Bonus Plan were as follows:

For	Against	Abstain	Broker Non-Votes
20,502,101	210,053	5,140	0

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

10.33*	Amendment to Amended and Restated Employment Agreement by and between Larry Thomas and Guitar Center, Inc. dated March 24, 2003.
10.34*	Amendment to Amended and Restated Employment Agreement by and between Marty Albertson and Guitar Center, Inc. dated March 24, 2003.
10.35*	Guitar Center, Inc. Senior Executive Performance Bonus Plan.
10.36
Standard Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California.
10.37
Addendum to Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California.
10.38	Standard Commercial Lease by and between Mid-West Terminal Warehouse Company as lessor and Musician's Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri.
10.39
Addendum to Commercial Lease Agreement by and between Mid-West Terminal Warehouse Company, Inc. as lessor and Musician's Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri.
10.40*	Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. adopted March 24, 2003 increasing the authorized shares under the plan to 4,000,000.

*
Management contract or other compensation plan or arrangement

(b)
Reports on Form 8-K:

  We filed a Current Report on Form 8-K dated January 6, 2003 disclosing, under caption of Item 5 (Other Events), revenue and related financial information for the year ended December 31, 2002.

  We filed a Current Report on Form 8-K dated February 12, 2003 disclosing, under caption of Item 5 (Other Events), earnings and related financial information for the year ended December 31, 2002.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of May 2003.

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

Date: May 7, 2003	By	/s/ LARRY THOMAS Larry Thomas Co-Chief Executive Officer

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

Date: May 7, 2003	By	/s/ MARTY ALBERTSON Marty Albertson Co-Chief Executive Officer

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

Date: May 7, 2003	By	/s/ BRUCE ROSS Bruce Ross Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
Guitar Center, Inc. and subsidiaries Consolidated Balance Sheets (In thousands, except per share amounts)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Income (In thousands, except per share data)
Guitar Center, Inc. and subsidiaries Consolidated Statements of Cash Flows (In thousands)
Guitar Center, Inc. and subsidiaries Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
CERTIFICATIONS