Form 10-Q
period 2003-06-30
GUITAR CENTER INC
filed 2003-08-08
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000 – 22207

GUITAR CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4600862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5795 LINDERO CANYON ROAD WESTLAKE VILLAGE, CALIFORNIA	91362
(Address of principal executive offices)	(Zip Code)

(818) 735-8800
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of August 4, 2003, 23,206,643 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries
Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$72,909	$5,931
Accounts receivable, net	15,155	19,762
Merchandise inventories	283,582	292,075
Prepaid expenses and deposits	7,842	8,626
Deferred income taxes	6,077	6,077
Total current assets	385,565	332,471

Property and equipment, net	91,022	89,702
Goodwill	25,995	25,995
Deposits and other assets, net	7,179	4,231
	$509,761	$452,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,534	$70,745
Accrued expenses and other current liabilities	45,520	54,211
Merchandise advances	13,176	13,882
Borrowings under line of credit	55,584	82,690
Current portion of long-term debt	66,667	118
Total current liabilities	228,481	221,646

Other long-term liabilities	5,715	5,691
Deferred income taxes	3,352	3,352
Long-term debt	100,000	66,782
Total liabilities	337,548	297,471

Stockholders’ equity:
Preferred Stock; 5,000 authorized, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 23,174 at June 30, 2003 and 22,746 at December 31, 2002	232	227
Additional paid in capital	259,716	253,863
Accumulated deficit	(87,735)	(99,162)
Net stockholders’ equity	172,213	154,928

	$509,761	$452,399

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2003	2002

Net sales	$291,600	$253,887
Cost of goods sold, buying and occupancy	216,050	188,512
Gross profit	75,550	65,375

Selling, general and administrative expenses	62,666	55,757
Operating income	12,884	9,618

Interest expense, net	2,956	2,998

Income before income taxes	9,928	6,620

Income taxes	3,778	2,520

Net income	$6,150	$4,100

Net income per share
Basic	$0.27	$0.18
Diluted	$0.25	$0.18

Weighted average shares outstanding
Basic	22,995	22,430
Diluted	24,173	23,169

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2003	2002

Net sales	$579,142	$508,710
Cost of goods sold, buying and occupancy	428,936	379,174
Gross profit	150,206	129,536

Selling, general and administrative expenses	125,664	111,219
Operating income	24,542	18,317

Interest expense, net	6,095	6,150

Income before income taxes	18,447	12,167

Income taxes	7,020	4,631

Net income	$11,427	$7,536

Net income per share
Basic	$0.50	$0.34
Diluted	$0.48	$0.33

Weighted average shares outstanding
Basic	22,894	22,393
Diluted	23,928	23,020

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net income	$11,427	$7,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,962	7,943
Amortization of deferred financing fees	351	328
Changes in operating assets and liabilities:
Accounts receivable	4,607	816
Merchandise inventories	8,512	(17,129)
Prepaid expenses and deposits	784	(1,671)
Other assets	(189)	(80)
Accounts payable	(23,211)	(10,250)
Accrued expenses and other current liabilities	(8,776)	(9,524)
Other long-term liabilities	24	642
Merchandise advances	(706)	(855)
Net cash provided by (used in) operating activities	2,785	(22,244)

Investing activities
Purchase of property and equipment	(11,283)	(13,655)
Acquisitions of businesses	—	(5,932)
Net cash used in investing activities	(11,283)	(19,587)

Financing activities
Net change in revolving debt facility	(27,106)	27,695
Proceeds from exercise of stock options	5,436	1,901
Proceeds from stock issued under employee purchase plan	422	—
Proceeds from senior convertible notes	96,875	—
Payments under capital lease	(151)	(420)
Net cash provided by financing activities	75,476	29,176

Net change in cash and cash equivalents	66,978	(12,655)
Cash and cash equivalents at beginning of year	5,931	17,480

Cash and cash equivalents at end of period	$72,909	$4,825

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired		$4,774
Liabilities assumed		(1,463)
Debt incurred		(2,400)
Goodwill		5,021
Cash paid for acquisitions		$5,932

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries
Notes to Consolidated Financial Statements

1.                                       Nature of Business and Basis of Presentation

Nature of Business

Guitar Center, Inc., and subsidiaries (“Guitar Center,” the “Company,” “we,” “us” or “our”) is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of June 30, 2003, we operated 115 Guitar Center retail stores, with 102 stores in 42 major markets and 13 stores in secondary markets across the United States. In addition, our American Music division, which serves the student and family market, operated 19 stores as of June 30, 2003. Musician’s Friend, Inc., a wholly owned subsidiary of Guitar Center, Inc., is the largest direct response retailer of musical instruments in the United States through the Musician’s Friend catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The results of operations and the assets of the Music Loft East, Inc. and M&M Music were not material to Guitar Center’s previously presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these entities are included in Guitar Center’s consolidated financial statements from the dates of the acquisition.

Goodwill was recorded on Music Loft and M&M Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired.  In accordance with SFAS 142 we no longer amortize goodwill and intangible assets with an indefinite useful life on a stated basis but rather do annual testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

3.                                       Earnings Per Share

The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the three and six months ending June 30, 2003 and 2002:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Basic shares	22,995	22,430	22,894	22,393

Common stock equivalents - dilutive effect of options outstanding	1,178	739	1,034	627

Diluted shares	24,173	23,169	23,928	23,020

For the three and six months ended June 30, 2003 and 2002, the only common stock equivalents outstanding with the Company are stock options.  The 2.9 million conversion shares related to the Convertible Senior Notes issued in June 2003 are not common stock equivalents as of June 30, 2003.  For the three and six months ended June 30, 2003, all options outstanding had a dilutive effect.  Options to purchase 701,000 shares of Common Stock at prices ranging from $19.24 to $28.56 and options to purchase 712,000 shares of Common Stock at prices ranging from $20.75 to $28.56 were outstanding during the three and six months ended June 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock.

4.                                       Segment Information

For financial reporting purposes, we classify our business interests into two reportable segments, retail and direct response. The retail segment includes revenue and expense associated with our 115 Guitar Center and 19 American Music retail locations. Our direct response segment consists of Musician’s Friend. We evaluate segment performance based primarily on net sales and income before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expense, income before income taxes, capital expenditures and total assets for the three and six months ended June 30, 2003 and 2002 and total assets as of June 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$231,153	$60,447	$291,600	$458,754	$120,388	$579,142
Gross profit	56,169	19,381	75,550	112,054	38,152	150,206
Depreciation and amortization	4,415	690	5,105	8,605	1,357	9,962
Selling, general and administrative expenses	49,654	13,012	62,666	99,019	26,645	125,664
Income before income taxes	3,659	6,269	9,928	7,220	11,227	18,447
Capital expenditures	5,603	201	5,804	10,433	850	11,283
Total assets				473,384	36,377	509,761

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$207,385	$46,502	$253,887	$412,862	$95,848	$508,710
Gross profit	51,293	14,082	65,375	101,787	27,749	129,536
Depreciation and amortization	3,629	481	4,110	7,021	922	7,943
Selling, general and administrative expenses	44,407	11,350	55,757	88,305	22,914	111,219
Income before income taxes	4,228	2,392	6,620	8,030	4,137	12,167
Capital expenditures	7,165	613	7,778	12,685	970	13,655
Total assets				384,739	40,505	425,244

5.                                       Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Compensation,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	6,150	4,100	11,427	7,536
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,356	1,495	4,031	2,873
Pro forma net income	3,794	2,605	7,396	4,663
Earnings per share:
Basic - as reported	0.27	0.18	0.50	0.34
Basic - pro forma	0.16	0.12	0.32	0.21
Diluted - as reported	0.25	0.18	0.48	0.33
Diluted - pro forma	0.16	0.11	0.31	0.20
Risk free interest rate	2.8%	4.6%	2.8%	4.6%
Expected life of options	7.09	7.13	7.09	7.13
Expected volatility	63.8%	69.9%	63.8%	69.9%
Expected dividends	—	—	—	—

6.                                       Vendor Payments

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

7.                                       Convertible Notes Offering and Subsequent Events

In June 2003, we issued $100 million in 4% convertible senior notes due 2013.  In July 2003, we used $67,889 of the proceeds to retire all of our 11% Senior Notes of $66,667 and pay the associated redemption premium of $1,222.  In July 2003, we also wrote-off $722 of deferred financing costs attributed to the 11% Senior Notes.  The redemption premium and deferred financing costs will be charged to our income statement in the quarter ending September 30, 2003.

Item 2.                                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We operated 115 Guitar Center retail locations as of June 30, 2003, with 102 stores in 42 major markets and 13 stores in secondary markets across the United States. In addition, our American Music division, which serves the student and family market, operated 19 stores as of June 30, 2003.  We also operate the largest direct response channel (Musician’s Friend catalog and Internet) in the musical instruments industry in the United States.

From 1998 to 2002, our net sales grew at an annual compound growth rate of 22.5%, principally due to the comparable store sales growth of our retail stores averaging 8% per year, the opening of new stores, and a 27.9% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We do not expect total or comparable store sales to continue to increase at historical rates, as Guitar Center already maintains operations in most major domestic markets for our industry, and a higher percentage of our new stores opened will be in secondary markets.  We expect that these secondary market stores will contribute lower sales per store than historically achieved from our stores operating in major markets. When we refer to “comparable sales,” that calculation compares net sales for the comparable periods, excluding net sales attributable to stores not open for 13 months. All references in this report to comparable store sales results are based on this calculation methodology. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.  Other companies may use different methods to calculate this statistic.

We opened a total of 12 Guitar Center stores in 2002.  During the six months ended June 30, 2003, we have opened four large format Guitar Center stores, those being in Scottsdale, Arizona, Warwick, Rhode Island, Cerritos, California, and Memphis, Tennessee, as well as three small format stores in Gary, Indiana, Lakeland, Florida, and Fredericksburg, Virginia. We plan to open three additional large format stores and one small format store in the third quarter of 2003.  Our development plan for 2003 also includes large, “flagship” Guitar Center stores to be located in Manhattan and Nashville.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities.  We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music brand names in new markets.  In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

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

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debt, inventories, goodwill and taxes on income. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that in our opinion are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

Valuation of Inventory

We value our inventories at the lower of cost or market using the first-in, first-out  (FIFO) method.  Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items.  We record adjustments to the value of inventory based upon obsolescence and changes in market value.  Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory.  The amounts are expensed to cost of goods sold as the associated inventory is sold.  Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives.  Based on this evaluation, we have recorded impairment adjustments to cost of goods sold for estimated decreases in net realizable value.  These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes compared to the requirement determined to be appropriate as of any given balance sheet date.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangibles are required to be reviewed for impairment on an annual basis, or more frequently when triggering events occur. Factors we consider important, which could trigger impairment, include, among other things:

•                  Significant underperformance relative to historical or projected operating results;

•                  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•                  Significant negative industry or economic trends; and

•                  Significant decline in stock value for a sustained period.

For long lived assets other than intangibles, the determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets at the store level, as compared to the carrying value of the assets.  Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or the undiscounted future cash flows as determined above. For goodwill and other intangibles, impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the related assets.

Our assessment regarding the existence of impairment factors is based on market conditions and the operational performance of our business. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make.

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. American Music customers have ten business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have closely approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.3 million and $2.2 million in the six months ended June 30, 2003 and 2002, respectively, recorded as an offset to selling, general and administrative expense.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold.

Results Of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.9%	25.8%	25.9%	25.5%
Selling, general and administrative expense	21.5%	22.0%	21.7%	21.9%
Operating income	4.4%	3.8%	4.2%	3.6%
Interest expense, net	1.0%	1.2%	1.0%	1.2%
Income before income tax expense	3.4%	2.6%	3.2%	2.4%
Income tax expense	1.3%	1.0%	1.2%	0.9%
Net income	2.1%	1.6%	2.0%	1.5%

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net sales increased to $291.6 million for the three months ended June 30, 2003, from $253.9 million for the comparable prior period, a 14.9% increase.  Net sales from retail stores totaled $231.2 million, an increase of $23.8 million, or 11.5%. Sales from new stores contributed $12.9 million, or 54% of the increase. Comparable store sales increased 5%, which was in line with our expectations. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period.  The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under “Forward-Looking Statements.”  Net sales from the direct response channel totaled $60.4 million, a $13.9 million increase from the second quarter of 2002.  This increase reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 16.6% to $28.7 million from $24.6 million for the three months ended June 30, 2003 compared to 2002. Internet sales from orders placed over the Musician’s Friend and Giardinelli web sites increased 45.1% to $31.7 million from $21.9 million for the same period last year. The web site growth reflects the recent trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions and that the website includes a more complete inventory presentation than our catalog.

Gross profit for the three months ended June 30, 2003 compared to 2002 increased 15.6% to $75.6 million from $65.4 million.  Gross profit as a percentage of net sales for the three months ended June 30, 2003 compared to 2002 increased to 25.9% from 25.8%. Gross profit percentage for the retail stores decreased to 24.3% from 24.7% for the three months ended June 30, 2003. The decrease is due to the new costs associated with operating the distribution center (1.2% of sales) and higher freight costs associated with starting up the distribution center (0.7% of sales), offset by improved selling margins.  The gross profit percentage for the direct response division was 32.1% for the quarter compared to 30.3% in the second quarter of 2002. The increase is due to a higher selling margin.

Selling, general and administrative expenses for the three months ended June 30, 2003 compared to 2002 increased 12.4% to $62.7 million from $55.8 million.  Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2003 compared to 2002 decreased to 21.5% from 22.0%. Selling, general and administrative expenses for the retail stores in the second quarter were 21.5% of sales compared to 21.4% in last year’s second quarter. The increase is due to higher corporate expenses related to our infrastructure build-out at American Music (0.6% of sales), an increase in bad debt expense at American Music (0.1% of sales), higher credit card fees incurred for promotional activities (0.3% of sales), principally offset by the decrease in start-up costs associated with our Guitar Center distribution center which we incurred prior to it becoming operational in the third quarter of 2002.  Selling, general and administrative expenses for the direct response division were 21.5% of sales in the second quarter compared to 24.4% in the same period last year. The improvement is primarily due to savings in catalog and postage costs (1.3% of sales) and contract labor in the Kansas City warehouse (0.5% of sales), as well as a reduction in telephone costs (0.2% of sales), travel & meetings (0.3% of sales) and bad debt expense (0.4% of sales).

Operating income increased from $9.6 million to $12.9 million, or 34.0% for the three months ended June 30, 2003.  This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure and certain merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $1.5 million for these stores for the quarter.

Interest expense, net for the three months ended June 30, 2003 and 2002 remained consistent at $3.0 million, which consisted of higher borrowings at lower interest rates.  Although we issued $100 million of convertible notes during the quarter, the redemption of our Senior Notes was not completed until July 14, 2003.  Accordingly, during the third quarter we will recognize a charge to interest expense in our income statement of approximately $2.0 million (approximately $1.2 million after-tax, or $0.05 per diluted share) representing the redemption premium and the write-off of deferred financing costs associated with the retirement of the Senior Notes.  This write-off of the redemption premium and deferred financing costs will roughly offset the benefit of lower interest rates in the third quarter and thus the full benefit of the refinancing will first be reflected in interest expense in the fourth quarter of this year.

In the three months ended June 30, 2003, a $3.8 million provision for income taxes was recorded compared to $2.5 million for the same period last year, both based on an annualized tax rate of approximately 38%, which is subject to ongoing review and evaluation by management.

Net income for the three months ended June 30, 2003 increased to $6.2 million from $4.1 million in the second quarter of 2002 as a result of the combinations of factors described above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net sales increased to $579.1 million for the six months ended June 30, 2003, from $508.7 million for the comparable prior period, a 13.8% increase.  Net sales from retail stores totaled $458.8 million, an increase of $45.9 million, or 11.1%. Sales from new stores contributed $26.5 million, or 58% of the increase. Comparable store sales increased 5%, which was in line with our expectations. Our management is presently anticipating comparable store sales growth of 5% to 7% for the immediate future, although fluctuations will undoubtedly take place from period to period.  The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under “Forward-Looking Statements.”  Net sales from the direct response channel totaled $120.4 million, a $24.5 million increase from the same period of 2002. This increase reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 10.3% to $57.4 million from $52.0 million for the six months ended June 30, 2003 compared to 2002. Internet sales from orders placed over the Musician’s Friend and Giardinelli web sites increased 43.8% to $63.0 million from $43.8 million for the same period last year. The web site growth reflects the recent trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions and that the website includes a more complete inventory presentation than our catalog.

Gross profit for the six months ended June 30, 2003 compared to 2002 increased 16.0% to $150.2 million from $129.5 million.  Gross profit as a percentage of net sales for the six months ended June 30, 2003 compared to 2002 increased to 25.9% from 25.5%. Gross profit percentage for the retail stores decreased to 24.4% from 24.7% for the six months ended June 30, 2003.  The decrease is due to an increase in distribution center expenses (1.3% of sales) and an increase in freight expenses of (0.3% of sales), offset by improved selling margins. The gross profit percentage for the direct response division was 31.7% for the six months compared to 29.0% in the same period of 2002. The increase is due to a higher selling margin. The categories contributing to better margin are percussion, recording, live sound, and B&O.

Selling, general and administrative expenses for the six months ended June 30, 2003 compared to 2002 increased 13.0% to $125.7 million from $111.2 million.  Selling, general and administrative expenses, as a percentage of sales, for the six months ended June 30, 2003 compared to 2002 decreased to 21.7% from 21.9%. Selling, general and administrative expenses for the retail stores for the six months were

21.6% of sales compared to 21.4% in the prior year.  The increase was due to increased promotional expenses (0.1% of sales), higher corporate expenses related to our infrastructure build-out at American Music (0.5% of sales), an increase in bad debt expense at American Music (0.1% of sales), higher credit card fees incurred for promotional activities (0.2% of sales), principally offset by the decrease in start up costs associated with our distribution center which we incurred prior to it becoming operational in the third quarter of 2002.  Selling, general and administrative expenses for the direct response division were 22.1% of sales for the six months compared to 23.9% in the same period last year. The improvement is primarily due to a reduction in catalog and postage costs (1.0% of sales), telephone costs (0.2% of sales), and reduced packing supply costs due to efficiencies at the fulfillment center as a result of improvements to our “marry up” software (0.2% of sales).

Operating income increased from $18.3 million to $24.5 million, or 34.0% for the six months ended June 30, 2003. This increase reflects performance of the Guitar Center and Musician's Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure and certain merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $1.9 million for these stores for the quarter.

Interest expense, net for the six months ended June 30, 2003 decreased to $6.1 million from $6.2 million in the same period of 2002, which consisted of higher borrowings at lower interest rates.

In the six months ended June 30, 2003, a $7.0 million provision for income taxes was recorded compared to $4.6 million for the same period last year, both based on an annualized tax rate of approximately 38%, which is subject to ongoing review and evaluation by management.

Net income for the six months ended June 30, 2003 increased to $11.4 million from $7.5 million in the same period of 2002 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of June 30, 2003, we had $55.6 million outstanding under the credit facility, excluding $2.5 million outstanding on letters of credit, and had available borrowings of $69.8 million.

The credit facility permits borrowings up to $200 million, subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets.  A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (4.25% at June 30, 2003), or LIBOR plus an applicable margin rate (2.77% at June 30, 2003), subject to a minimum interest rate of 4.0%. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter.  At June 30, 2003, we were subject to the minimum interest rate of 4.0%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test.  Under the tangible net worth test, we are required to maintain, as of each quarter end, a minimum level of tangible net worth which, under the agreement, is defined as stockholders’ equity, less goodwill, plus $3.5 million (or $149.7 million at June 30, 2003).  The minimum amounts required by the agreement increase on a quarterly basis and are $118.0 million at June 30, 2003, $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($69.8 million at June 30, 2003) is already reduced by this required reserve and thus represents a net amount available under the agreement.  The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement, as amended, which has been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of June 30, 2003.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2005.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013.  Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses.  The notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a designated period.  The final maturity of the notes is July 2013, although holders may require us to repurchase the notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium).  The indenture governing the notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

At June 30, 2003, we had completed the issuance of the convertible notes and had called for redemption the remaining $66.7 million of Senior Notes still outstanding, but the redemption of the Senior Notes had not been completed resulting in both issues of debt being outstanding on the balance sheet date.  For a pro forma presentation of our June 30, 2003 balance sheet adjusted assuming that the redemption of the Senior Notes actually took place as of June 30, please see Exhibit 99.2 to our Current Report on Form 8-K dated July 29, 2003.

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

The terms of our significant financing agreements, including those related to our credit facility, the convertible notes and the equipment lease facilities described above are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, the level of equity capital of the company relative to the level of debt obligations and, in the case of convertible instruments, the related perceived attractiveness of an investment in our common stock. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2002.

For the six months ended June 30, 2003, net cash provided by operating activities was $2.8 million, which principally consisted of a decrease in accounts payable and accrued expenses, offset by cash income from operations. Cash used in investing activities totaled $11.3 million, used for capital expenditures principally for our store expansion program. Cash provided by financing activities totaled $75.5 million, which principally consisted of proceeds from the Senior Convertible Note offset by the paydown of the credit facility.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30, 2003, we opened seven new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast and with respect to large, “flagship” stores such as those we plan to open in Manhattan and Nashville.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and a total of 13 were opened as of June 30, 2003. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

We started operations of our distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations in July 2002. We have entered into a 10-year agreement to lease the facility and we also have entered into numerous additional commitments necessary to support the operations of the facility. By the end of 2002, nearly all products were flowing through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Migration from our former “drop-ship” model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This can result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also expect to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet.  The costs of these initiatives and other investments related to our businesses will continue to be significant.

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 12 Guitar Center stores in 2002 and 13 stores in 2001, and currently anticipate opening approximately 14 to 16 Guitar Center stores in 2003. Some of these stores will be smaller format units designed for secondary markets and two are expected to be large, “flagship” stores. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities.  We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

Our additional capital resources and liquidity for 2003 are presently expected to be primarily provided by net cash flow from operations and additional borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance our Senior Notes or other existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees. The standard was effective for financial statements issued for fiscal years beginning after June 15, 2002.  We adopted this standard effective January 1, 2003, and it did not have a material effect on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost.  EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and is not expected to impact our annual disclosure of stock-based compensation.  See Note 5 to the interim financial statements.

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

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control.  Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies.  The American Music business was only recently acquired by us and has in the past and may in the future given rise to significant fluctuations from period to period as we integrate these activities with the other Guitar Center businesses, reformat their store model and build-out the information technology and management structure.

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

For further discussion of risks associated with our business, please see the discussion under the caption “Risks Related to the Business.”

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of June 30, 2003, we operated 115 Guitar Center stores and 19 American Music stores.  We opened a total of 12 Guitar Center stores in 2002, and currently expect to open approximately 14 to 16 additional Guitar Center stores in 2003.  Some of these Guitar Center stores will be smaller format units designed for secondary markets, and two are expected to be large, “flagship” stores.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities.  We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

•                  vendor support; and

•                  successful completion of our new management information system and infrastructure build-out and remerchandising intiative at American Music.

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

Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable store sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 13 months, was as follows for our retail stores:

	2003	2002	2001	2000
Quarter 1	4%	5%	7%	8%
Quarter 2	5%	8%	5%	7%
Quarter 3	—%	5%	3%	6%
Quarter 4	—%	7%	6%	7%

Full Year	—%	6%	6%	7%

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

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged. Our growth plans for the American Music business contemplate a significant number of relatively small acquisitions. For example, in June 2002 American Music acquired M&M Music, a band instrument retailer. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician’s Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction.  Acquisitions involve a number of special risks, including:

•                  diversion of our management’s attention;

•                  integration of the acquired business with our business; and

•                  unanticipated legal liabilities and other circumstances or events.

We depend on a relatively small number of manufacturers and suppliers who may not be able or desire to supply our requirements.

Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity restraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our new distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers to transport merchandise into the country. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.  In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, in Asia could have an adverse effect on our ability to source manufacturers or receive timely shipments of certain of our products and could result in delayed shipments and have an adverse effect on our business.

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

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, in 2002 we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand.  This remerchandising strategy is not yet proven.  Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music.

We depend on key personnel including our senior management who are important to the success of our business.

Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician’s Friend, Inc., and David Fleming, President and Chief Operating Officer of American Music, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. During 2001, we entered into a five-year employment contract with each of Mr. Thomas and Mr. Albertson.  Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions.  In order to achieve our growth plans, we will depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

The implementation of our new distribution center for the Guitar Center retail stores presents operational risks and represents a significant investment.

During 2001, we began construction of a distribution center in the Indianapolis, Indiana area to support our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure commenced operations in July 2002. Migration from our former “drop-ship” model to a centralized distribution model is an important development in our operating strategy and will continue to require significant financial and managerial resources for the next several quarters. The efficient operation of the distribution center is also dependent upon the performance of third parties that we do not control, such as vendors who must comply with new operating procedures and common carriers who must deliver product on time. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption of our retail store business and a distraction of the efforts of our management team.

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

Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. A downturn in economic conditions in one or more of our markets, such as occurred after September 11, 2001, could have a material adverse effect on our results of operations, financial condition, business and prospects. Recent weak economic conditions have created uncertainty as to the future direction of the economy which is likely to continue to impact hobbyists and other general consumers who purchase from Musician’s Friend and our American Music and Guitar Center stores.  Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

We may need to change the manner in which we conduct our business if government regulation or taxation imposes additional costs and adversely affects our financial results.

The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could adversely affect the manner in which we currently conduct our catalog and e-commerce business and the results of operations of that unit. For example, laws related to the taxation of catalog, telephone and online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

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

Our relationships with our e-commerce customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective.  If, as a result, we lose customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information.  Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

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

To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services provide for our “mission critical” systems to be online within 48 hours following most disasters. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events.  In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans.

In addition, we are in the process of upgrading some of our accounting systems.  These activities will require higher than typical expenses for operations during the upgrade installation phase, and no assurance can be given that the upgrades and conversions will not cause disruption of our business or our financial reporting.

The results of operations of our Direct Response business could be materially adversely affected should the distribution of catalogs and other direct mail become more costly or less effective

Our Direct Response business, Musician’s Friend, relies on the United States Postal Service to distribute its catalogs and other direct mail communications to consumers. Should the United States Postal Service significantly tighten security guidelines or impose additional processes on mail to detect or respond to contamination, the expected result would be increased costs to shippers and lengthened delivery times, each of which will impose greater costs on us. We are also concerned that some consumers may dispose of direct mail pieces, such as catalogs, if fears of contamination in the mail system are heightened. Any trend of this sort would reduce the number of catalogs in circulation, reduce response rates, raise costs and decrease margins.

Our stock price could be volatile.

The market price of our common stock has been subject to significant fluctuations in response to our operating results and other factors, including announcements by our competitors, and those fluctuations will likely continue in the future. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts’ expectations, changes in analysts’ expectations, changes in analysts’ recommendations or projections, and general economic and market conditions, may adversely affect the market price of our common stock.

Our actual operating results may differ significantly from our projections.

From time to time, we release projections regarding our future performance that represent our management’s estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Item 3.                                                        Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100.0 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR.  At June 30, 2003, we had $55.6 million outstanding under our credit facility.  To the extent prevailing short-term interest rates fluctuate the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows.  However, based on the balances outstanding under our credit facility at June 30, 2003, such a fluctuation would have to be relatively significant to have a material financial impact on us.  We do not use derivative financial instruments in our investment portfolio.  We do not carry significant cash balances, except for the cash on hand related to the proceeds from the Senior Convertible Notes which was subsequently used to pay off the 11% Senior Notes.  Generally, any cash in excess of our daily operating needs is used to reduce our borrowings.

Item 4.                                                        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.          OTHER INFORMATION

Item 4.                                                        Submission of Matters to a Vote of Security Holders

Information regarding our annual meeting of stockholders held April 30, 2003 was previously provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 6.                                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

4.4                                 Form of Officer’s Certificate pursuant to Section 2.02 of the Indenture governing the Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 13, 2003).

4.5                                 Form of Global Note relating to the Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2003).

10.41                     Amendment to Commercial Lease by and between CarrAmerica Realty, LP as lessor and Musician’s Friend, Inc. as lessee relating to 180 West Election Road, Suite #100, Draper, Utah 84020.

10.42                     Consent and Amendment, dated as of June 9, 2003, by and among, Wells Fargo Retail Finance, LLC, as the arranger and administrative agent, the lenders named therein, and Guitar Center, Inc., Guitar Center Stores, Inc. and Musician’s Friend, Inc., as borrowers.

31                                    Certifications of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certifications of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

We filed a Current Report on Form 8-K on April 24, 2003 disclosing, under caption of Items 5 and 9, revenue and related financial information for the quarter ended March 31, 2003.

We filed a Current Report on Form 8-K on June 10, 2003 disclosing, under caption of Items 5 and 7, earnings guidance for the quarter ended June 30, 2003.

We filed a Current Report on Form 8-K on June 12, 2003 disclosing, under caption of Item 7, specified documentation related to the issuance of Senior Convertible Notes.

We filed a Current Report on Form 8-K on June 13, 2003 disclosing, under caption of Item 7, specified documentation related to the issuance of Senior Convertible Notes.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August 2003.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)