Form 10-Q
period 2003-09-30
GUITAR CENTER INC
filed 2003-11-12
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes                            ☒                                    No                                ☐

As of November 10, 2003, 23,814,053 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash	$4,701	$5,931
Accounts receivable, net	19,103	19,762
Merchandise inventories	290,610	292,075
Prepaid expenses and deposits	9,354	8,626
Deferred income taxes	6,077	6,077
Total current assets	329,845	332,471

Property and equipment, net	91,509	89,702
Goodwill	25,995	25,995
Deposits and other assets, net	6,468	4,231
	$453,817	$452,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,863	$70,745
Accrued expenses and other current liabilities	51,164	54,211
Merchandise advances	13,196	13,882
Revolving line of credit	42,345	82,690
Current portion of long-term debt	—	118
Total current liabilities	159,568	221,646

Other long-term liabilities	5,923	5,691
Deferred income taxes	3,352	3,352
Long-term debt	100,000	66,782
Total liabilities	268,843	297,471

Stockholders’ equity:
Preferred Stock; 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 23,625 at September 30, 2003 and 22,746 at December 31, 2002	236	227
Additional paid in capital	266,692	253,863
Accumulated deficit	(81,954)	(99,162)
Net stockholders’ equity	184,974	154,928
	$453,817	$452,399

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2003	2002

Net sales	$300,112	$257,356
Cost of goods sold, buying and occupancy	220,261	191,258
Gross profit	79,851	66,098

Selling, general and administrative expenses	66,182	55,662
Operating income	13,669	10,436

Interest expense, net	4,335	3,393

Income before income taxes	9,334	7,043

Income taxes	3,553	2,681

Net income	$5,781	$4,362

Net income per share
Basic	$0.25	$0.19
Diluted	$0.23	$0.19

Weighted average shares outstanding
Basic	23,430	22,810
Diluted	24,944	23,388

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2003	2002

Net sales	$879,254	$766,066
Cost of goods sold, buying and occupancy	649,197	570,432
Gross profit	230,057	195,634

Selling, general and administrative expenses	191,846	166,866
Operating income	38,211	28,768

Interest expense, net	10,430	9,556

Income before income taxes	27,781	19,212

Income taxes	10,573	7,312

Net income	$17,208	$11,900

Net income per share
Basic	$0.75	$0.53
Diluted	$0.71	$0.51

Weighted average shares outstanding
Basic	23,075	22,523
Diluted	24,329	23,133

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income	$17,208	$11,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,056	12,167
Amortization of deferred financing fees	650	496
Write down of deferred financing fees	722	—
Changes in operating assets and liabilities:
Accounts receivable, net	659	1,641
Merchandise inventories	1,485	(39,347)
Prepaid expenses and deposits	(728)	(3,728)
Deposits and other assets, net	(509)	(28)
Accounts payable	(17,882)	(10,529)
Accrued expenses and other current liabilities	(3,132)	(7,392)
Merchandise advances	(686)	(129)
Other long term liabilities	232	1,829
Net cash provided by (used in) operating activities	13,075	(33,120)

Investing activities
Purchase of property and equipment	(16,855)	(17,035)
Acquisition of businesses	—	(5,932)
Net cash used in investing activities	(16,855)	(22,967)

Financing activities
Net change in revolving line of credit	(40,345)	41,683
Proceeds from exercise of stock options	12,416	1,427
Proceeds from stock issued under employee purchase plan	422	705
Proceeds from senior convertible note	96,875	—
Payments for senior note	(66,667)	—
Payments under capital lease	(151)	(688)
Net cash provided by financing activities	2,550	43,127

Net decrease in cash	(1,230)	(12,960)
Cash at beginning of year	5,931	17,480

Cash at end of period	$4,701	$4,520

Non-cash activities
Acquisition of businesses:
Fair value of assets acquired		$4,774
Liabilities assumed		(1,515)
Goodwill		5,021
Common Stock issued		(1,500)
Debt incurred		(848)
Cash paid for acquisitions		$5,932
Cash acquired in acquisitions		—
Net cash paid for acquisitions		$5,932

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.                                       Nature of Business and Basis of Presentation

Nature of Business

Guitar Center, Inc., and subsidiaries (“Guitar Center,” the “Company,” “we,” “us” or “our”) is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of September 30, 2003, our subsidiaries operated 119 Guitar Center retail stores, with 105 stores in 44 major markets and 14 stores in secondary markets across the United States. In addition, our American Music division, which serves the student and family market, operated 19 stores as of September 30, 2003. Musician’s Friend, Inc., a wholly owned subsidiary of Guitar Center, Inc., is the largest direct response retailer of musical instruments in the United States through the Musician’s Friend catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of September 30, 2003 and December 31, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3.                                       Earnings Per Share

The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the three and nine months ending September 30, 2003 and 2002:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Basic shares	23,430	22,810	23,075	22,523
Common stock equivalents - dilutive effect of options outstanding	1,514	578	1,254	610
Diluted shares	24,944	23,388	24,329	23,133

For the three and nine months ended September 30, 2003 and 2002, the only common stock equivalents outstanding with the Company are stock options. For the quarter ended September 30, 2003, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were not deemed to be common stock equivalents and thus not considered in the calculation of earnings per share.  At such time that those notes become convertible (generally involving trading prices above $41.50 per share for a specified period and designated corporate events), the security will be treated under the as-if converted method, whereby for earnings per share purposes the 2.9 million conversion shares will be deemed outstanding and the after-tax interest expense for the period will be added back to net income. For the three and nine months ended September 30, 2003, all options outstanding had a dilutive effect.  During the three and nine months ended September 30, 2002, options to purchase 702,000 shares and 709,000 shares of Common Stock, respectively, at prices ranging from $19.24 to $28.56, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our Common Stock.

4.                                      Segment Information

For financial reporting purposes, we classify our business interests into two reportable segments, retail and direct response. The retail segment includes revenue and expense associated with our 119 Guitar Center and 19 American Music retail locations. Our direct response segment consists of Musician’s Friend. We evaluate segment performance based primarily on net sales and income before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expense, income before income taxes and capital expenditures for the three and nine months ended September 30, 2003 and 2002 and total assets as of September 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$241,114	$58,998	$300,112	$699,868	$179,386	$879,254
Gross profit	60,787	19,064	79,851	172,841	57,216	230,057
Depreciation and amortization	4,438	656	5,094	13,043	2,013	15,056
Selling, general and administrative expenses	53,467	12,715	66,182	152,485	39,361	191,846
Income before income taxes	3,032	6,302	9,334	10,254	17,527	27,781
Capital expenditures	5,087	485	5,572	15,520	1,335	16,855
Total assets	415,010	38,807	453,817	415,010	38,807	453,817

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail	Direct Response	Total	Retail	Direct Response	Total
Net sales	$210,506	$46,850	$257,356	$623,368	$142,698	$766,066
Gross profit	52,421	13,677	66,098	154,208	41,426	195,634
Depreciation and amortization	3,726	498	4,224	10,747	1,420	12,167
Selling, general and administrative expenses	44,763	10,899	55,662	133,052	33,814	166,866
Income before income taxes	4,588	2,455	7,043	12,621	6,591	19,212
Capital expenditures	2,403	977	3,380	15,090	1,945	17,035
Total assets	407,142	40,345	447,487	407,142	40,345	447,487

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

The provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,”  permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Compensation,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in or after 1995 as if the fair-value based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following assumptions used in these calculations, would have been as follows (in thousands except per share data) :

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	5,781	4,362	17,208	11,900
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,173	1,299	4,741	3,090
Pro forma net income	3,608	3,063	12,467	8,810

Earnings per share:
Basic - as reported	0.25	0.19	0.75	0.53
Basic - pro forma	0.15	0.13	0.54	0.39
Diluted - as reported	0.23	0.19	0.71	0.51
Diluted - pro forma	0.14	0.13	0.51	0.38
Risk free interest rate	3.7%	3.5%	3.7%	3.5%
Expected life of options	6.41	6.46	6.41	6.46
Expected volatility	63.1%	69.0%	63.1%	69.0%
Expected dividends	—	—	—	—

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

7.                                       Convertible Notes Offering

In June 2003, we issued $100 million principal amount of 4% Senior Convertible Notes due 2013. We incurred $3.6 million of issuance costs which have been deferred and are being amortized over five years on a straight-line basis. In July 2003, we used $67,889 of the proceeds to retire the $66,667 principal amount of 11% Senior Notes remaining outstanding and pay the associated redemption premium of $1,222. In July 2003, we also wrote-off $762 of deferred financing costs attributed to the 11% Senior Notes.  The redemption premium and deferred financing costs were charged to our income statement in the quarter ending September 30, 2003.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operated 119 Guitar Center retail locations as of September 30, 2003, with 105 stores in 44 major markets and 14 stores in secondary markets across the United States. In addition, our American Music division, which serves the student and family market, operated 19 stores as of September 30, 2003.  We also operate the largest direct response channel (Musician’s Friend catalog and Internet) in the musical instruments industry in the United States.

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

We opened a total of 12 Guitar Center stores in 2002.  During the nine months ended September 30, 2003, we have opened seven large format Guitar Center stores, those being in Scottsdale, Arizona,

Warwick, Rhode Island, Cerritos, California, Memphis, Tennessee, Tampa, Florida, Albany New York and Richmond, Virginia, as well as four small format stores in Gary, Indiana, Lakeland, Florida,  Fredericksburg, Virginia and Harrisburgh, Pennsylvania. We plan to open three stores in the fourth quarter of 2003, two very large “flagship” stores and one small format store. The “flagship” Guitar Center stores planned for the fourth quarter are located in Manhattan and Nashville.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities.  We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of the Guitar Center and American Music brand names in new markets.  In some markets this clustering strategy results in some transfer of sales from existing stores to new locations.

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

Discussion of Critical Accounting Policies

In the ordinary course of our business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debt, inventories, goodwill and taxes on income. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that in our opinion are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of future events and similar matters that are inherently uncertain.  Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $3.6 million and $3.5 million in the nine months ended September 30, 2003 and 2002, respectively, recorded as an offset to selling, general and administrative expense.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.6	25.7	26.2	25.5
Selling, general, and administrative expense	22.1	21.6	21.8	21.8
Operating income	4.5	4.1	4.4	3.8
Interest expense, net	1.4	1.4	1.2	1.2
Income before income tax expense	3.1	2.7	3.2	2.5
Income tax expense	1.2	1.0	1.2	1.0
Net income	1.9	1.7	2.0	1.6

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net sales increased to $300.1 million for the three months ended September 30, 2003, from $257.4 million for the comparable prior period, a 16.6% increase. Net sales from retail stores totaled $241.1 million, an increase of $30.6 million, or 14.5%. Sales from new stores contributed $16.0 million, or 52.3% of the increase. Comparable store sales for our Guitar Center stores increased 7%, which was in line with our expectations. Our management is presently anticipating comparable store sales growth of 5% to 7% for the fourth quarter of 2003. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under “Forward-Looking Statements.”  Net sales from the direct response channel totaled $59.0 million, a $12.1 million or 25.9% increase from the third quarter of 2002. This increase reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 13.8% to $27.3 million from $24.0 million for the three months ended September 30, 2003 compared to 2002. Internet sales from orders placed over the Musician’s Friend and Giardinelli web sites increased 38.4% to $31.7 million from $22.9 million for the same period last year. The web site growth reflects the recent trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the website includes a more complete inventory presentation than our catalog.

Gross profit for the three months ended September 30, 2003 compared to 2002 increased 20.8% to $79.9 million from $66.1 million.  Gross profit as a percentage of sales for the three months ended September 30, 2003 compared to 2002 increased to 26.6% from 25.7%. Gross profit percentage for the retail stores increased to 25.2% from 24.9% for the three months ended September 30, 2003. The increase is principally due to improved selling margins (1.0%) and lower shrink expense (0.3%), offset by costs associated with the distribution center (0.9%), higher freight expense (0.2%) and reduced occupancy costs (0.1%). The gross profit percentage for the direct response division was 32.3% for the quarter compared to 29.2% in the third quarter of 2002. The increase is primarily due to a shift in our product mix toward higher margin products (1.8%), better than expected margin on the sell through of slow moving products (0.7%) and lower return rates (0.5%).

Selling, general and administrative expenses for the three months ended September 30, 2003 compared to 2002 increased 18.9% to $66.2 million from $55.7 million.  Selling, general and administrative expenses, as a percentage of sales, for the three months ended September 30, 2003 compared to 2002 increased to 22.1% from 21.6%. Selling, general and administrative expenses for the retail stores in the third quarter were 22.2% of sales compared to 21.3% in last year’s third quarter. The increase is principally due to higher promotional activity (0.2%), increased salary costs (0.2%), higher bad debt (0.2%) and infrastructure build-out costs at AMG (0.2%). We also experienced higher grand opening costs (0.1%), and increased insurance expense (0.1%) and a decline in credit card processing rates (0.1%). Selling, general and administrative expenses for the direct response division were 21.6% of sales in the third quarter compared to 23.3% in the same period last year. The improvement is primarily due to reduction in catalog and postage costs due to lower, more targeted circulation (1.1%), and reduced labor costs in our contact center (0.3%) and distribution center (0.5%).

Operating income increased from $10.4 million to $13.7 million, or 31.0% for the three months ended September 30, 2003.  This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure and merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $1.8 million for these stores for the quarter.

Interest expense, net for the three months ended September 30, 2003 increased to $4.3 million from $3.4 million in the same period of 2002. Included in the interest expense is the previously disclosed redemption premium and the write-off of deferred financing costs associated with the senior notes redeemed in July 2003 of $1.9 million ($1.2 million after-tax, or $0.05 per diluted share). This write-off of the redemption premium and deferred financing costs approximately offset the benefit of lower interest rates in the third quarter and thus the full benefit of the refinancing will first be reflected in interest expense in the fourth quarter of this year.

In the three months ended September 30, 2003, a $3.6 million provision for income taxes was recorded compared to $2.7 million for the same period last year, both based on an annualized tax rate of approximately 38%, which is subject to ongoing review and evaluation by management.

Net income for the three months ended September 30, 2003 increased to $5.8 million from $4.4 million in the third quarter of 2003 as a result of the combinations of factors described above.

Nine Months Ended September 30, 2003 Compared To The Nine Months Ended September 30, 2002

Net sales increased to $879.3 million for the nine months ended September 30, 2003, from $766.1 million for the comparable prior period, a 14.8% increase.  Net sales from retail stores totaled $699.9 million, an increase of $76.5 million, or 12.3%. Sales from new stores contributed $42.5 million, or 55.5% of the increase. Comparable store sales increased 6%, which was in line with our expectations. Our management is presently anticipating comparable store sales growth of 5% to 7% for the fourth quarter of 2003.  The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under “Forward-Looking Statements.”  Net sales from the direct response channel totaled $179.4 million, a $36.7 million increase from the same period of 2002. This increase reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 11.3% to $84.6 million from $76.0 million for the nine months ended September 30, 2003 compared to 2002. Internet sales from orders placed over the Musician’s Friend and Giardinelli web sites increased 42.1% to $94.8 million from $66.7 million for the same period last year. The web site growth reflects the recent trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the website includes a more complete inventory presentation than our catalog.

Gross profit for the nine months ended September 30, 2003 compared to 2002 increased 17.6% to $230.1 million from $195.6 million.  Gross profit as a percentage of net sales for the nine months ended September 30, 2003 compared to 2002 increased to 26.2% from 25.5%. Gross profit percentage for the retail stores remained consistent at 24.7% for the nine months ended September 30, 2003 and 2002. The gross profit percentage for the direct response division was 31.9% for the nine months compared to 29.0% in the same period of 2002. The increase is due to a higher selling margin resulting from better buying performance and favorable product mix (1.3%), better than expected margin on the sell through of slow moving products (0.8%), reduction in return rate (0.4%) and reduced shipping (0.2%) and inbound freight (0.2%) costs.

Selling, general and administrative expenses for the nine months ended September 30, 2003 compared to 2002 increased 15.0% to $191.8 million from $166.9 million.  Selling, general and administrative expenses, as a percentage of sales, for the nine months ended September 30, 2003 compared to 2002 remained consistent at 21.8%. Selling, general and administrative expenses for the retail stores for the nine months were 21.8% of sales compared to 21.3% in the prior year.  The increase was due to increased promotional expenses (0.2%), increased salary costs (0.3%), higher bad debt (0.1%), offset by a slight decrease in grand opening costs (0.1%). Selling, general and administrative expenses for the direct response division were 21.9% of sales for the nine months compared to 23.7% in the same period last year. The improvement is primarily due to a reduction in catalog and postage costs (1.0% of sales), labor costs at the contact center (0.4%) and distribution center (0.2%) and credit card expense (0.3%).

Operating income increased from $28.8 million to $38.2 million, or 32.8% for the nine months ended September 30, 2003.  This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure and merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $3.7 million for these stores for the nine months ending September 30, 2003.

Interest expense, net for the nine months ended September 30, 2003 increased to $10.4 million from $9.6 million in the same period of 2002. Included in the interest expense is the redemption premium and the write-off of deferred financing costs associated with the senior notes redeemed in July 2003 of $1.9 million ($1.2 million after-tax, or $0.05 per diluted share). This write-off of the redemption premium and deferred financing costs approximately offset the benefit of lower interest rates in the third quarter and thus the full benefit of the refinancing will first be reflected in interest expense in the fourth quarter of this year.

In the nine months ended September 30, 2003, a $10.6 million provision for income taxes was recorded compared to $7.3 million for the same period last year, both based on an annualized tax rate of approximately 38%, which is subject to ongoing review and evaluation by management.

Net income for the nine months ended September 30, 2003 increased to $17.2 million from $11.9 million in the same period of 2002 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of September 30, 2003, we had $42.3 million outstanding under our credit facility, excluding $4.5 million outstanding on letters of credit, and had available borrowings of $83.9 million.

The credit facility permits borrowings up to $200 million, subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets.  A fee of 0.375% is assessed on the unused portion of the credit facility. Borrowings bear interest at either the prime rate plus an applicable margin rate (4.25% at September 30, 2003), or LIBOR plus an applicable margin rate (2.88% at September 30, 2003), subject to a minimum interest rate of 4.0%. The applicable margin rate is based upon a quarterly calculation of average daily availability at the end of each fiscal quarter.  At September 30, 2003, we were subject to the minimum interest rate of 4.0%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy specified financial requirements including a tangible net worth test and a minimum availability test.  Under the tangible net worth test, we are required to maintain, as of each quarter end, a minimum level of tangible net worth which, under the agreement, is defined as stockholders’ equity, less goodwill, plus $3.5 million (or $162.5 million at September 30, 2003). The minimum amounts required by the agreement increase on a quarterly basis and are $122.0 million at September 30, 2003, $134.0 million at December 31, 2003 and $155.0 million at March 31, 2004 and thereafter. The minimum availability test requires that we maintain $10.0 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($83.9 million at September 30, 2003) is already reduced by this required reserve and thus represents a net amount available under the agreement.  The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement, as amended, which has been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of September 30, 2003.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2005.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013.  Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses.  The notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period or designated corporate events occur.  The final maturity of the notes is July 2013, although holders may require us to repurchase the notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium).  The indenture governing the notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

In July 2003, we completed the issuance of the convertible notes and called for the redemption of $66.7 million of Senior Notes outstanding. Interest expense related to the redemption premium and the write-off of deferred financing costs associated with the senior notes redeemed was $1.9 million ($1.2 million after-tax, or $0.05 per diluted share).

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

For the nine months ended September 30, 2003, net cash provided by operating activities was $13.1 million, which principally consisted of a decrease in accounts payable and accrued expenses, offset by cash income from operations and improved inventory utilization. Cash used in investing activities totaled $16.9 million, used for capital expenditures principally for our store expansion program. Cash provided by financing activities totaled $2.6 million, which principally consisted of proceeds from the Senior Convertible Notes offset by the redemption of the senior notes and the paydown of the credit facility.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30, 2003, we opened eleven new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and with respect to large, “flagship” stores such as those we plan to open in Manhattan and Nashville.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and a total of 14 had been opened as of September 30, 2003. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

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

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 12 Guitar Center stores in 2002 and 13 stores in 2001, and currently anticipate opening 14 Guitar Center stores in 2003. Some of these stores are smaller format units designed for secondary markets and two are expected to be large, “flagship” stores. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after December 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and does not significantly impact our disclosures of stock-based compensation.  See Note 5 to the interim financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Acounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated statements.

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

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control.  Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies.  The American Music business was only recently acquired by us and has in the past and may in the future given rise to significant fluctuations from period to period as we integrate these activities with the other Guitar Center businesses, reformat their store model and build-out the information technology and management structure. The American Music stores have incurred significant operating losses in recent quarters and we presently expect this situation to continue at least for the fourth quarter of 2003.

Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, which recently have been weak, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products.  In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized.  The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date.  We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of September 30, 2003, we operated 119 Guitar Center stores and 19 American Music stores.  We opened a total of 12 Guitar Center stores in 2002, and currently expect to open approximately 14 to 16 additional Guitar Center stores in 2003.  Some of these Guitar Center stores will be smaller format units designed for secondary markets, and two are expected to be large, “flagship” stores.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer.  For the remainder of 2003, we do not plan to open any additional American Music stores organically, however we may identify acquisition opportunities.  We believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. However, we have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated.  As a result of these factors, the American Music stores have incurred significant operating losses in recent quarters and we presently expect this situation to continue at least for the fourth quarter of 2003.

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

Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable store sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 13 months, was as follows for our retail stores:

	2003	2002	2001	2000
Quarter 1	4%	5%	7%	8%
Quarter 2	5%	8%	5%	7%
Quarter 3	7%	5%	3%	6%
Quarter 4	—%	7%	6%	7%
Full Year	—%	6%	6%	7%

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

Our management is presently planning for annual comparable store sales growth of 5% to 7% for the fourth quarter of 2003.  A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

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

Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our new distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers to transport merchandise into the country. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.

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

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, in 2002 we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand.  This remerchandising strategy is not yet proven. Further, we have slowed our planned growth of the American Music division because the challenges posed by our infrastructure and remerchandising projects.  As a result of these factors, the American Music stores have incurred significant operating losses in recent quarters and we presently expect this situation to continue at least for the fourth quarter of 2003. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at September 30, 2003..

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

The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could adversely affect the manner in which we currently conduct our catalog and e-commerce business and the results of operations of that unit. For example, laws and enforcement practices related to the taxation of catalog, telephone and online commercial activity, including direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

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

To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services provide for our “mission critical” systems to be online within 48 hours following most disasters. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders.

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

From time to time, we release projections regarding our future performance that represent our management’s estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100.0 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above the London Interbank Offered Rate, or LIBOR.  At September 30, 2003, we had $42.3 million outstanding under our credit facility.  To the extent prevailing short-term interest rates fluctuate the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows.  However, based on the balances outstanding under our credit facility at September 30, 2003, such a fluctuation would have to be relatively significant to have a material financial impact on us.  We do not use derivative financial instruments in our investment portfolio.  We do not carry significant cash balances and any cash in excess of our daily operating needs is used to reduce our borrowings.

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

Part II.          OTHER INFORMATION

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.43                     Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Larry Thomas.

10.44                     Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Marty Albertson.

10.45                     Third Amended and Restated Employment Agreement dated July 1, 2003 between Guitar Center, Inc. and Bruce Ross.

10.46                     Separation Agreement dated as of August 5, 2003 between Guitar Center, Inc. and Barry Soosman.

31.                                 Certification of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.                                 Certification of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

We filed a Current Report on Form 8-K on July 29, 2003 disclosing, under caption of Items 5 and 12, financial information for the quarter ended June 30, 2003.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 2003.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)