Form 10-K
period 2003-12-31
GUITAR CENTER INC
filed 2004-03-10
CIK 1021113

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

        As of March 5, 2004, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $689,800,000 (based upon the last business day of the Registrant's most recently completed second fiscal quarter sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director and each person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 5, 2004, there were 24,317,581 shares of Common Stock, par value $.01 per share, outstanding.

        Portions of the Proxy Statement for the annual stockholders' meeting scheduled to be held on April 29, 2004 are incorporated by reference into Part III.

The Exhibit Index appears on page 47.

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

        Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. As of December 31, 2003, we operated 122 Guitar Center stores. Among the 14 new stores we opened in 2003 were two large "flagship" stores located in Manhattan and Nashville with 50,000 square feet of retail space in aggregate. Current executive officers and key managers have been with our company for an average of 11 years, and our two Co-Chief Executive Officers (Mr. Larry Thomas, our Chairman and Co-Chief Executive Officer, and Mr. Marty Albertson, our President and Co-Chief Executive Officer) effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

        In May of 1999, we merged with Musician's Friend, Inc. Musician's Friend, a separate business unit of our company, operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Robert Eastman, Chief Executive Officer of Musician's Friend, has been with the company for 20 years.

        In April of 2001, we acquired the assets of American Music Group, Ltd. and related companies, a leading musical instrument retailer specializing in the sale and rental of band instruments and accessories. American Music operates as a retail business and serves the student and family market through its 19 band instrument retail stores. David Fleming is the President and Chief Operating Officer of American Music and has been with the company for 28 years.

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

Industry Overview

        The United States retail market for music products in 2002 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.0 billion in net sales, representing a five-year compound annual growth rate of 2.1%. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.8 billion of the estimated $7.0 billion of this market's sales, representing a five-year compound annual growth rate of 6.2%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we actively participate.

        Included in the $7.0 billion of estimated industry sales is the school music market estimated at $572 million in the United States and industry trends and positive demographic trends suggest that the school music market will continue to grow. According to published reports, school band enrollments have risen and publicity linking music making and improved academic performance has improved prevailing attitudes towards music and music education.

        According to The Music Trades magazine, the industry is highly fragmented with the nation's five leading music products retailers, as measured by the amount of sales generated by such retailers (i.e., Guitar Center, Brook Mays/H&H, Sam Ash Music Corp., Hermes Music and Victor's House of Music), accounting for approximately 25.8% of the industry's estimated total sales in 2002. The list of leading retailers excludes Mars Music, which was liquidated in the fourth quarter of 2002. There are approximately 8,400 retailers in the industry. According to Music USA 2003, a typical music products store averages approximately 5,500 square feet and generates an average of approximately $1.2 million in annual net sales. In contrast, our standard large format Guitar Center stores generally range in size from 12,000 to 30,000 square feet, and in 2003 these stores generated an average of approximately $9.2 million in annual net sales for stores open the full year.

        Over the past decade, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices, and this trend is continuing. Today, an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased primarily by professional sound recording studios.

Business

        Of the 122 Guitar Center stores we operated at December 31, 2003, 107 were located in 45 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York, Denver and Cleveland, and 15 stores were located in secondary markets. We also operated 19 American Music stores. From 1999 to 2003, our net sales grew at an annual compound growth rate of 19%, principally due to comparable store sales growth averaging 7% per year, the opening of new stores, and a 31% increase in the direct response channel. We achieved comparable store sales growth of 7%, 6%, and 6% for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period.

        For the fiscal years ended December 31, 2003, 2002 and 2001, we had net income of $36.9 million, $25.3 million and $17.0 million, respectively.

  Retail

        At our Guitar Center stores, we offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. Based on market research conducted by us, we believe approximately 73% of our Guitar Center store sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

        Our standard large format Guitar Center store generally ranges in size from 12,000 to 30,000 square feet (as compared to a typical music products retail store which averages approximately 5,500 square feet) and is designed to encourage customers to hold and play instruments. In late 2000, we opened our first smaller format store, and have since opened 14 additional small format stores. We plan to continue to open additional stores using this format of approximately 8,000 to 10,000 square feet to serve secondary markets. Each large format store carries an average of 12,000 core stock keeping units, or SKUs, and each small format store carries an average of 7,000 core SKUs, which in each case our management believes is significantly greater than a typical music products retail store. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers. Our stores are organized into five departments, each focused on one product category. These departments cater to a musician's specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

        We opened a total of 14 Guitar Center stores in 2003, and presently expect to open approximately 16 to 18 additional Guitar Center stores in 2004. Approximately half of the stores planned for 2004 are expected to be smaller format units designed for secondary markets.

        The following summarizes key operating statistics of our Guitar Center stores and is based upon the stores operated by us for the full year ended December 31:

	2003	2002
Number of stores operated for the full year	108	96
Average net sales per square foot	$560	$546
Average net sales per store	$8,720,000	$8,616,000
Average store-level operating income	$1,113,000	$941,000
Average store-level operating income margin	12.8%	10.9%

        The above key operating statistics are based upon results of Guitar Center retail stores in operation for at least 12 months as of December 31, 2003 and 2002, respectively. Average net sales per square foot, which increased $14 in the current year, is a measure of sales efficiency based on square footage. Average net sales per store represents the average result of stores open more than 12 months, and is typically affected by the opening of small format stores which generate lower levels of sales. Although small format stores generate lower levels of sales, these stores cost less to build, stock and operate than our large format stores. Store-level operating income and margin includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

        Our Guitar Center retail growth strategy is to continue to increase our presence in our existing markets and to open new stores in strategically selected markets. We will continue to pursue our strategy of clustering stores in major markets to take advantage of operating and advertising efficiencies and to build awareness of our name in new markets.

        Our distribution center in Indianapolis, Indiana supports our Guitar Center retail store operations. The facility commenced operations in July 2002. We have a 10-year agreement to lease the facility and have agreements to lease equipment to support its operations. In 2003, nearly all product flowed through this distribution facility with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Completion of the migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also hope to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

        Our American Music division operates family music stores, retailing band and orchestral instruments, introductory guitars, percussion instruments and keyboards, as well as the related accessories. This division also rents its instruments on site and through "satellite stores" operated by third party musical instrument dealers. The principal market for American Music is the school band market. During 2002, we added a significant number of guitar, percussion, pro audio, keyboard and accessory products to the American Music retail stores, as we repositioned American Music as a family music store capable of fulfilling a wider array of consumer needs. As of December 31, 2003, American Music operated 19 stores located in New York, Maine, Florida, Massachusetts, Illinois, Arizona, Nevada and Georgia. During 2002, we opened three American Music stores, and acquired five M&M Music stores which were rebranded as American Music stores. In 2003, we opened one and closed two American Music stores. In 2004, we do not plan to open any additional American Music stores. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform and continue to pursue acquisition opportunities. AMG retail stores range from 1,400 to 10,000 square feet, with an average store size of approximately 4,800 square feet.

  Direct Response

        Our Musician's Friend subsidiary, which operates as a separate business unit, is an integrated e-commerce and catalog business. Musician's Friend offers musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after-sale support. Our catalogs present a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. The Musician's Friend website, www.musiciansfriend.com, offers all that is shown in our catalogs and more, supported by the same service and staff.

        The Musician's Friend business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri.

        Our customer contact staff receives product and customer service training in the Salt Lake City call center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via intranet and back-end information systems. A staff of over 180 associates is trained and ready to respond to questions to help ensure that customers can purchase confidently. Website visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes. Questions regarding products can be submitted electronically, or the musician can call the support center directly. Our customer service telephone staff for returns is located in the Kansas City distribution center where they can be closer to the returns process while assisting customers.

        Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system and generally ship within 24 hours. In 2002 our Kansas City distribution center was expanded by 100,000 square feet to its present 241,000 square feet. Initiatives were completed to improve inventory management and reduce outbound shipping costs. We have implemented sophisticated inventory planning systems to help ensure that products are in-stock with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that consumer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and FedEx tracking services.

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

Business Strategy

  Retail

        The goal in the retail stores business is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

  •
  Store Expansion Strategy. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 Guitar Center stores in 2003, 12 stores in 2002, 13 stores in 2001, and currently anticipate opening approximately 16 to 18 Guitar Center stores in 2004. Approximately half of the stores for 2004 are planned to be smaller format units designed for secondary markets. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed and continue to refine a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location.

    We opened a total of eight American Music stores in 2002, five of which we obtained through the acquisition of M&M Music, a family music retailer. In 2003, we opened one and closed two American Music stores. In 2004, we do not plan to open any additional American Music stores. We do, however, believe there exists attractive opportunities to expand by selectively acquiring existing music products retailers and regularly investigate acquisition opportunities. Most of these opportunities, however, involve single stores or small chains in light of the relatively fragmented nature of our industry. During 2002, we added a significant number of guitar, percussion, pro audio, keyboard and accessory products to the American Music retail stores, as we repositioned American Music as a family music store capable of fulfilling a wider array of consumer needs.

  •
  Extensive Selection of Merchandise. We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique vintage equipment. The average 12,000 core SKUs offered through each of our large format Guitar Center stores, and the average 7,000 core SKUs for our small format Guitar Center stores, provide a breadth and depth of in-stock items which we believe is not available from traditional music products retailers.

  •
  Brand Development Strategy. Our plan is to continue to grow our Guitar Center business while also building a retail business in the student and family market using the American Music platform. While the two brands have distinctly different customer bases that we intend to serve through separate retail concepts, we also believe that each retail brand will benefit from the other. For example, we have made a number of Guitar Center SKU's available for sale in the American Music channel.

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

  •
  Exceptional Customer Service. Exceptional customer service is fundamental to our operating strategy. Accordingly, we conduct extensive training programs for our Guitar Center salespeople, who specialize in one of our five product categories. Many of our salespeople are also musicians. With the advances in technology and continuous new product introductions in the music products industry, customers increasingly rely on qualified salespeople to offer expert advice and assist in product demonstrations. We believe that our emphasis on training and customer service distinguishes us within the industry and is a critical part of our success.

  •
  Innovative Promotional and Marketing Programs. We sponsor innovative promotional and marketing events, which include in-store demonstrations, famous artist appearances and weekend themed sales events, designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than 10 million customers. This database enables us to advertise to select target customers based on historical buying patterns. We added to our customer database in early 2003 by buying the customer database of Mars Music at an auction conducted in connection with that company's bankruptcy proceedings. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

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

  •
  Experienced and Motivated Management Team. Our executive officers and key managers have an average of 11 years employment with Guitar Center and American Music.

  Direct Response

        The goal of the e-commerce and catalog business unit is to capitalize and expand on our leadership position. Our extensive customer database is used to design effective marketing campaigns. The presentation of an extensive selection of products and continual and informative contact with prospects and customers provides attention grabbing content designed to generate results. In 2003 we circulated over 16 million catalogs and sent over 110 million e-mails to prospects and customers. The call center fielded over 1.9 million calls during 2003, and hosted over 64,000 live chat sessions.

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

  •
  Experienced and Motivated Management Team. Our executive officers and key managers have an average of 10 years employment with Musician's Friend.

Retail Merchandising

        Our merchandising concept differentiates us from most of our competitors. Guitar Center offers merchandise at guaranteed low prices and utilizes aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. American Music focuses on the family music market, particularly band instruments. The principal elements of our merchandising philosophy are as follows:

  •
  Extensive Selection of Merchandise at Guitar Center. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Our Guitar Center units offer products in five primary categories: guitars and amplifiers, percussion instruments, keyboards, pro-audio and recording equipment, used and vintage, and accessories.

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

    •
    Keyboards, Live-sound/DJ and Recording Equipment. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post-production markets. The product line covers a broad range of manufacturers including Roland, Alesis, Korg, Emu and Yamaha. We also maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition, and recording software.

      Our live-sound/DJ and recording equipment category offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording tape to state-of-the-art digital recorders. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include Digidesign, JBL, Sony, Mackie, Tascam, Yamaha, Roland and Alesis.

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

    •
    Accessories. Our accessory department offers a broad range of items considered "consumables' by our musician customers. These items range from guitar strings, picks, cables and straps, to performance microphones, cables, stands to sophisticated signal processors that modify and enhance the sound of an instrument during performance or recording.

  •
  Band and Orchestral Instruments and Accessories. Our American Music division offers band and orchestral instruments for sale and rental as well as related accessories and a more limited assortment of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment than a Guitar Center store. We offer a full range of brass and woodwind band instruments including trumpets, flutes, clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones, and related music accessories. We also offer a full range of stringed instruments, such as violins, violas, cellos, and string basses, and related accessories. Name brand manufacturers include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Schiller, Blessing, DEG, Yamaha and Rico.

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

        Our Executive Vice President of Stores, 3 regional managers and 15 district sales managers manage the Guitar Center retail stores. Store management is normally comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees. Retail store operations for American Music are led by the Vice President of Retail and the educational sales are led by the Vice President of Education. Store management is comprised of a store manager, assistant store manager, educational representative and related sales and support staff.

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

Marketing and Promotion

        We maintain three unique and proprietary databases (Guitar Center, Musician's Friend and American Music) containing information on over 10 million customers, including approximately 2 million customer names which were purchased in early 2003 from Mars Music at an auction conducted in connection with that company's bankruptcy proceedings. We believe that these databases assist in identifying customer prospects and in generating repeat business by targeting consumers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

  Retail

        For the Guitar Center retail stores, our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August and the Guitar-a-thon in November. We believe that our special events have a broad reach as many of them have occurred annually during the past 21 years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. Cooperative advertising and in-store training from our major vendors ensures that our customers are kept current with trends presented by the latest music gear.

        As we enter new markets, we initiate an advertising program, including mail and radio promotions, television and Internet campaigns, and other special grand opening activities, designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store-opening campaign to generate excitement and create customer awareness.

        Generally, all credit made available to retail customers and all extended payment arrangements are provided by third party consumer credit companies which are non-recourse to us, meaning that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. These arrangements also give us the flexibility to offer attractive payment options to our customers on a promotional basis, such as no interest periods, reduced interest rates or deferred payment options. These programs are also non-recourse to us, but we pay the credit provider a fee reflecting the below-market, promotional benefit of the particular program.

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

  Direct Response

        We maintain a stream of communication in electronic and print media, presenting consumers with an optimized and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of our merchandising staff provides our marketing staff with offers carefully targeted for optimal response. Cooperative advertising and on-going training with key industry suppliers ensures that Musician's Friend customers are kept current with trends and the latest music gear.

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

        Our plans for Musician's Friend include the development of catalogs targeted towards particular segments of the musician market. In 2002, Musician's Friend took over production of two small catalogs from the American Music division. The LMI Catalog is oriented toward young, school-aged children and the Giardinelli Catalog is targeted to band and orchestra buyers. In 2003, we introduced the Musician's Friend keyboard catalog adding to our exiting percussion and DJ specialty catalogs.

        We believe that there may be opportunities to acquire complementary direct response businesses and are also examining opportunities to use the Internet to expand further the reach of our brands. For example, in early 2003 we purchased the principal assets of Marsmusic.com, including the URL address and hardware. New opportunities are being created by the rapid development of auction, content and community sites oriented towards music and musicians.

Customer Service

  Retail

        Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, customers depend on salespeople to offer expert advice and to assist with product demonstrations. We believe that our well-trained and knowledgeable sales force differentiates us from our competitors and is critical to maintaining customer confidence and loyalty. Our employees are typically musicians trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our six product categories and begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. We believe that our employee testing program impresses upon our salespeople a sense of professionalism and reduces employee turnover by providing salespeople with the opportunity to increase their salaries by advancing through the certification program. We believe that due to our emphasis on training, we are able to attract and retain well-qualified, highly motivated salespeople committed to providing superior customer service.

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

        The majority of our educational representative sales force at American Music is composed of music teachers who are experienced band instructors. With the introduction of the family music store concept, we have added a limited retail sales force. The customer base of American Music has historically consisted of band directors, music educators, college professors who are involved in music education and students of music education programs.

  Direct Response

        Musician's Friend maintains a staff of over 180 contact center customer service associates, staffing the contact center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, e-mail, live chat or fax for questions regarding products, technical information or the status of their orders. Most of the staff is comprised of musicians who are given extensive and ongoing product training. The

Salt Lake City contact center houses an extensive product demonstration area and training facility. In-house technical staff as well as manufacturers' representatives conduct weekly product training.

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

        The website is updated every 15 minutes with new product information so customers can work with the latest available data. As this is an area that is constantly evolving, customers are continually presented with new and more extensive information. In addition, the collaborative filtering process results in customized product recommendation to customers browsing the website. The website is continuously improved for customer ease and in 2003 Musician's Friend web site was named as one of the top 10 web sites in the country for customer service by E-Tailing Group.

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

Direct Response Order Fulfillment

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

Purchasing, Distribution and Inventory Control

        Purchasing.    We believe that we have excellent relationships with our vendors and, in many instances, are the vendor's largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors' premium products. Both Guitar Center and Musician's Friend maintain centralized buying groups. Our centralized buyers include merchandise managers, buyers, planners, replenishers and allocators. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners, replenishers and allocators are responsible for maintaining inventory levels and allocating the merchandise to the retail distribution center, stores and direct response fulfillment center. We use merchandise replenishment systems which automatically analyze and forecast sales trends for each stock keeping unit, or SKU, using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited "out of stock" positions while maintaining satisfactory inventory levels.

        Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see "—Risks Related to the Business—We depend on a relatively small number of manufacturers and suppliers who may not be able to or desire to supply our requirements."

        Distribution.    Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. The facility commenced operations in July 2002. We have a 10-year agreement to lease the facility. In 2003, nearly all products flowed through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop-shipped to our stores. Completion of the migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This could result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also hope to realize efficiencies involving other costs such as selling, general and administrative and interest expense.

        We are also evaluating additional capital and strategic requirements related to improving our fulfillment facilities and technology and pursuing new opportunities in the e-commerce activities of Guitar Center, Musician's Friend, American Music and related businesses.

        Inventory Control.    We have invested significant time and resources in our inventory control system at the Guitar Center retail stores and believe we have one of the most sophisticated systems in the music products retail industry. We believe the vast majority of music product retailers do not use a computerized inventory management system. We perform inventory cycle counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been low at Guitar Center and Musician's Friend, which we attribute to our sophisticated system controls and strong corporate culture.

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

        We continue to invest significant resources in the development and implementation of the basic information systems for American Music. The systems have been designed to operate and control fundamental business processes, including sales, rentals, store operations, inventory levels, purchase order management, and finance. The technology and architecture are consistent with the overall enterprise IT strategy, and will be leveraged as we advance the existing management information systems at Guitar Center.

  Direct Response

        Musician's Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce website is updated during the day through a firewall, providing a high degree of security for our internal systems. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans. Dedicated systems are used for inventory planning and for website analysis. In 2003, initiatives were completed to improve inventory management and reduce outbound shipping costs. Many of the systems which run our distribution center operations function via wireless technology.

        The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

Competition

        We are in direct competition with Sam Ash Music based in New York, New York, a major multi-unit retail chain in the music products industry. In addition, we compete with various direct response companies such as American Music Supply (unrelated to our American Music division), Sam Ash Music, and Sweetwater Sound. As of December 31, 2003, we were in direct competition with Sam Ash in 24 of our markets. In recent years, Sam Ash has continued to open new or acquired stores, and various store openings are planned for 2004. One of our primary competitors, Mars Music, Inc., or "Mars," filed for federal bankruptcy court protection on September 27, 2002 and has completed a liquidation resulting in the closure of all of its stores. Of the Mars Music stores closed, Sam Ash acquired four of the locations from the bankruptcy court. The competitive landscape remains dynamic and we cannot predict what level of national and local competition our retail store and direct response businesses will face in the future. Nonetheless, we continue to believe that there is room for further consolidation within the music products retailing industry as the top five retailers, per The Music Trades magazine (including Guitar Center and Sam Ash), only account for an estimated 25.8% of the market in 2002.

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

Employees

        As of December 31, 2003, we employed 5,520 people, of whom 4,618 were hourly employees and 902 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand Names and Service Marks

        We operate our retail stores under the "Guitar Center" and "American Music" brands and our direct response business under the "Musician's Friend" brand.

        We have registered the GUITAR CENTER, ROCK WALK, MUSICIAN'S FRIEND, ROGUE, AXMAN, PULSE PERCUSSION, PARADISE, GUITAR MAN, RAM, MIDI BY MAIL, ALUMINATOR, MITCHELL GUITARS, THE MUSICIAN'S CHOICE, AMERICAN MUSIC, DIGITAL REFERENCE and MUSICIAN'S FRIEND.COM service marks with the United States Patent and Trademark Office. We believe that these service marks have become important components of our merchandising and marketing strategy. The loss of the GUITAR CENTER, MUSICIAN'S FRIEND or AMERICAN MUSIC service mark would likely have a material adverse effect on our business.

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

        Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of December 31, 2003, we operated 122 Guitar Center stores and 19 American Music stores. We opened a total of 14 Guitar Center stores in 2003, and currently expect to open approximately 16 to 18 additional Guitar Center stores in 2004. Approximately half of the Guitar Center stores planned for 2004 are expected to be smaller format units designed for secondary markets.

        We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music's acquisition of M&M Music, a band instrument retailer. In 2003, we opened one American Music store and closed two. In 2004, we do not plan to open any additional American Music stores. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. However, we have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. As a result of these factors, the American Music stores incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004.

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

  •
  vendor support; and

  •
  successful completion of our new management information system and infrastructure build-out and remerchandising initiative at American Music.

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

        Historically, we have achieved significant sales growth in existing stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2003	2002	2001
Quarter 1	4%	5%	7%
Quarter 2	5%	8%	5%
Quarter 3	7%	5%	3%
Quarter 4	10%	7%	6%

Full Year	7%	6%	6%

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

        Our management is presently anticipating comparable store sales growth of 5% to 7% for the first quarter of 2004. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

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

        Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations.

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

        Recently, several large mass merchants, including Wal-Mart and Costco, have begun to sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments, and thus could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We must efficiently integrate American Music and grow its family music business in order to earn an acceptable return on that investment.

        In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected "combo" products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing new management information systems, at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, in 2002 we started marketing through the American Music stores some Guitar Center products not previously carried by American Music. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand. This remerchandising strategy is not yet proven. Further, we have slowed our planned growth of the American Music division because the challenges posed by our infrastructure and remerchandising projects. As a result of these factors, the American Music stores incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician's Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at December 31, 2003.

We depend on key personnel including our senior management who are important to the success of our business.

        Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician's Friend, Inc., and David Fleming, President and Chief Operating Officer of American Music, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. During 2001 we entered into a five year employment contract with each of Mr. Thomas and Mr. Albertson and in 2003 entered into a three year employment agreement with Mr. Eastman. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

The implementation of our distribution center for the Guitar Center retail stores presents operational risks and represents a significant investment.

        Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. The conveyor systems, the warehouse management system, and all other technology systems and infrastructure commenced operations in July 2002. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy. The efficient operation of the distribution center is also dependent upon the performance of third parties that we do not control, such as vendors who must comply with new operating procedures and common carriers who must deliver product on time. This program involves financial and operating risks that could include the need to expend greater funds than presently budgeted or disruptions in retail store operations and the loss of sales if inventory is not timely provided in the required quantities. Further, one of the key underlying economic assumptions of our distribution center project is that this program will permit us to reduce overall inventory levels as a percentage of sales thereby resulting in significantly reduced working capital requirements. Any failure to reach our inventory reduction targets will adversely affect our future financial performance and capital needs, potentially in a material manner. Failure to execute on these requirements could result in a poor or no return on our investment, disruption of our retail store business and a distraction of the efforts of our management team.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

        As of December 31, 2003, our corporate headquarters as well as 23 of our 122 Guitar Center stores were located in California, and stores located in that state generated 25.8% and 27.5% of our retail sales for 2003 and 2002, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

We face risks created by litigation, governmental proceedings, labor disputes or environmental matters.

        We are involved in a number of litigation matters. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of our normal business operations.

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

Item 2. PROPERTIES

        We lease our corporate offices of approximately 69,600 square feet, which are located at 5795 Lindero Canyon Road, Westlake Village, California 91362. We also lease an adjoining office space of approximately 7,500 square feet at 5785 Lindero Canyon Road, Westlake Village, California 91362. These leases expire in April 2009. Our direct response business is headquartered in a facility we own located at 931 Chevy Way, Medford, Oregon 97504 and the American Music division is headquartered in a facility we lease located at 7845 Maltage Drive, Liverpool, New York 13090. The lease expires on June 30, 2005.

        We lease approximately 25,500 square feet of office space in Salt Lake City, Utah, for our direct response customer contact center facility. This lease expires in December 2008. We lease approximately 241,000 square feet for use as a central distribution center for our direct response division, in Kansas City, Missouri. This lease expires in June 2007. We lease approximately 505,000 square feet of warehouse space near Indianapolis, Indiana for use as our Guitar Center retail distribution center. This lease expires in June 2012.

        In connection with our retail business, as of December 31, 2003, we leased approximately 1,896,000 square feet for our 122 Guitar Center stores and approximately 91,400 square feet for our 19 American Music stores. Our retail stores' initial lease terms range from 10-15 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

Store Locations

        The table below sets forth information concerning our Guitar Center and American Music retail stores as of December 31, 2003:

Store	Year Opened	Gross Square Feet	Status
Guitar Center Stores
Alabama
Mobile (1)	2004	11,100	Lease
Arizona
Phoenix	1997	13,600	Lease
Tempe	1997	12,100	Lease
Tucson	2001	15,000	Lease
Scottsdale	2003	17,500	Lease
Arkansas
Little Rock	2002	8,700	Lease
Southern California
Hollywood	1964	30,600	Own
San Diego	1973	15,100	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease
Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos (2)	1996	14,700	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
Palmdale	2001	12,000	Lease
Pasadena	2002	19,400	Lease
Cerritos	2003	15,300	Lease
Northern California
San Francisco	1972	11,900	Lease
San Jose	1978	14,200	Own
El Cerrito (3)	1983	11,300	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
Modesto	2001	9,000	Lease
Colorado
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
Colorado Springs	2002	8,600	Lease
Connecticut
Manchester	1999	16,000	Lease
Orange	2002	15,500	Lease
Florida
North Miami area	1996	20,900	Lease
South Miami area	1996	14,700	Lease
West Palm Beach	2001	15,200	Lease
Orlando	2002	15,300	Lease
Lakeland	2003	13,000	Lease
Tampa	2003	15,000	Lease
Ft. Myers (1)	2004	13,300	Lease
Georgia
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
Idaho
Boise	2001	10,800	Lease
Illinois
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease
Highland Park	2001	15,200	Lease
Indiana
Indianapolis	2001	15,600	Lease
Hobart	2003	12,000	Lease
Louisiana
New Orleans	1999	19,700	Lease
Baton Rouge (1)	2004	10,200	Lease
Maryland
Towson	1998	14,600	Lease
Rockville (4)	2000	24,000	Lease

Massachusetts
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
Michigan
Detroit	1994	16,100	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
Grand Rapids	2002	11,400	Lease
Saginaw	2003	13,800	Lease
Flint (1)	2004	10,020	Lease
Minnesota
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
Missouri
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
Nevada
Las Vegas	1998	20,000	Lease
New Jersey
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill	2001	15,800	Lease
Atlantic City	2002	10,300	Lease
New Mexico
Albuquerque (1)	2004	11,600	Lease
New York
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester	2001	15,300	Lease
Albany	2003	14,000	Lease
Manhattan	2003	30,000	Lease
North Carolina
Charlotte	2002	15,200	Lease
Raleigh	2002	15,900	Lease
Ohio
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
Columbus	2002	17,600	Lease
Toledo (1)	2004	12,000	Lease
Oklahoma
Oklahoma City	2000	15,200	Lease
Oregon
Eugene	1996	10,000	Lease
Medford	1987	11,900	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
Pennsylvania
Philadelphia	2000	15,200	Lease
Plymouth Meeting	2001	14,900	Lease
Monroeville	2001	14,000	Lease
Harrisburg	2003	10,000	Lease
Rhode Island
Warwick	2003	14,000	Lease
Tennessee
Knoxville	1998	15,000	Lease
Memphis	2003	15,500	Lease
Nashville	2003	20,000	Lease
Texas
Dallas	1989	18,375	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease
Plano	2000	15,500	Lease
Corpus Christi	2002	10,500	Lease
Utah
Salt Lake City	1998	15,000	Lease
Ogden	2002	7,500	Lease
Virginia
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
Fredericksburg	2003	9,000	Lease
Richmond	2003	14,000	Lease
Washington
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma	2001	15,600	Lease
Spokane	2001	12,800	Lease
Wisconsin
Brookfield (1)	2004	15,000	Lease

American Music Stores
Arizona
Phoenix	1987	6,000	Lease
Mesa	1995	4,100	Lease
Tucson	2002	1,900	Lease
Florida
Longwood	1986	4,600	Lease
Ft. Myers	1994	1,400	Lease
Jupiter	1995	2,300	Lease
Jacksonville	2002	1,600	Lease
Georgia
Valdosta	2002	10,000	Lease
Stone Mountain	2002	1,600	Lease
Albany	2002	7,200	Lease
Illinois
Carol Stream	1980	8,500	Lease
Naperville	2003	6,000	Lease
Maine
W. Falmouth	1973	4,700	Lease
Massachusetts
Greenfield	1982	7,200	Lease
Nevada
Las Vegas	1998	1,500	Lease
Henderson	2002	4,800	Lease
New York
Syracuse	1970	6,100	Lease
Pittsford	1975	7,200	Lease
New York Mills	1999	4,600	Lease

(1)
We have signed leases for these locations and presently expect each to open in 2004.

(2)
Represents stores relocated in 2003.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock is quoted on the Nasdaq National Market under the symbol "GTRC." The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2003		2002
	High	Low	High	Low
First Quarter	$21.55	$16.12	$17.52	$12.67
Second Quarter	29.39	19.62	20.20	16.75
Third Quarter	35.56	27.71	18.78	14.30
Fourth Quarter	36.53	27.37	20.95	15.66

        As of December 31, 2003, there were 467 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

        We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, and do not intend to pay cash dividends on our common stock in the foreseeable future. The terms of our credit facility with Wells Fargo Retail Finance, LLC and a syndicate of other lenders includes specified covenants which, among other things, prohibit the payment of cash dividends on our capital stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. SELECTED FINANCIAL DATA

        The selected data presented below under the captions "Income Statement Data" and "Balance Sheet and Other Data" for, and as of the end of, each of the years in the five-year periods ended December 31, 2003, are derived from the consolidated financial statements of Guitar Center, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the report thereon, are included elsewhere in this annual report. The information presented below under the caption "Operating Data" is unaudited. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share and operating data)
Income Statement Data:
Net sales	$1,275,059	$1,100,889	$949,284	$794,786	$625,346
Cost of goods sold	931,014	810,474	702,310	589,864	462,062

Gross profit	344,045	290,415	246,974	204,922	163,284
Selling, general and administrative expenses	271,996	236,537	200,748	156,698	128,416
Transaction and other costs	—	—	—	—	4,674

Operating income	72,049	53,878	46,226	48,224	30,194
Other expense:
Other expense	—	—	3,539	—	—
Interest expense, net	12,540	13,077	13,411	12,466	11,235

Total other expense	12,540	13,077	16,950	12,466	11,235

Income before income taxes (benefit), and cumulative effect of change in accounting principle	59,509	40,801	29,276	35,758	18,959
Income taxes (benefit)	22,649	15,545	12,243	13,304	(391)

Income before cumulative effect of change in accounting principle	36,860	25,256	17,033	22,454	19,350

Cumulative effect of change in accounting principle to write-off pre-opening costs, net of tax effect of $578	—	—	—	—	1,074

Net income	$36,860	$25,256	$17,033	$22,454	$18,276

Net income per share (diluted)	$1.50	$1.09	$0.75	$1.01	$0.82

Weighted average shares outstanding (1)	24,561	23,130	22,700	22,247	22,309

Operating Data:
Guitar Center net sales per gross square foot (2)	$560	$546	$537	$535	$555
Net sales growth	16%	16%	19%	27%	28%
Increase in comparable store sales (3)	7%	6%	6%	7%	10%
Guitar Center stores open at end of period	122	108	96	83	69
Ratio of earnings to fixed charges (4)	3.5x	2.8x	2.4x	3.0x	2.2x
Net cash provided by operating activities (thousands)	$58,005	$12,248	$16,511	$34,367	$4,383
EBITDA (thousands) (5)	$92,669	$70,738	$57,693	$59,267	$37,950
Balance Sheet and Other Data:
Net working capital	$198,713	$110,825	$90,113	$94,034	$80,536
Property and equipment, net	93,347	89,702	81,056	68,658	58,174
Total assets	460,871	452,399	404,684	325,569	266,851
Total long-term and revolving debt (including current portion)	100,000	149,590	144,466	103,783	111,428
Stockholders' equity	214,171	154,928	123,868	103,463	80,319
Capital expenditures	24,245	26,309	24,697	17,862	19,768

Footnotes appear on following page.

Footnotes to table on previous page.

(1)
Weighted average shares represents shares calculated on a diluted basis. For the year ended December 31, 2003, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were not deemed to be common stock equivalents and thus not considered in the calculation of earnings per share. At such time that those Notes become convertible (generally involving trading prices above $41.50 per share for a specified period and designated corporate events), the security will be treated under the as-if converted method, whereby for earnings per share purposes the 2.9 million conversion shares will be deemed outstanding and the after-tax interest expense for the period will be added back to net income.

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

(5)
Represents net income before interest expense, income taxes, and depreciation and amortization expense.    The reconciliation from reported net income to EBITDA is as follows:

EBITDA	2003	2002	2001	2000	1999
Net income as reported	$36,860	$25,256	$17,033	$22,454	$18,276
Income taxes	22,649	15,545	12,243	13,304	187
Interest expense	12,540	13,077	13,411	12,466	11,235
Depreciation and amortization	20,620	16,860	15,006	11,043	8,252

EBITDA	$92,669	$70,738	$57,693	$59,267	$37,950

  EBITDA is not a measure of financial performance under generally accepted accounting principles. We present EBITDA because many investors view this information as a useful measure of a company's ability to generate cash flow and service debt or capital obligations, and some of our debt instruments have in the past and may in the future include covenants that use similar concepts. EBITDA should not, however, be considered as a substitute for measures determined under generally accepted accounting principles, such as net income and cash flow from operations. Further, the calculation of EBITDA varies from company to company and thus the amount that we calculated using the methodology described above may not be comparable to the amount of EBITDA reported by other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Guitar Center is the nation's leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. As of December 31, 2003, we operated 122 Guitar Center stores, with 107 stores in 45 major markets and 15 stores in secondary markets. In addition, our American Music division operates 19 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician's Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

        During 2003, we opened 14 new stores and relocated one store which resulted in the addition of approximately 213,000 square feet of store space. The new store opening program for 2003 included nine large format Guitar Center stores, of which two were large flagship stores located in Manhattan and Nashville, and five small format stores. In the five year period from the beginning of 1999 to the end of 2003, we have grown from 48 Guitar Center stores to 122 Guitar Center stores, consisting of large flagship stores in Hollywood, Manhattan and Nashville, 104 other large format stores and 15 small format stores. Total square footage grew from 794,000 square feet at the beginning of 1999 to 1,896,000 square feet at the end of 2003.

        As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our brands, including further acquisitions if attractive candidates can be located for reasonable prices.

        From 1999 to 2003, our net sales grew at an annual compound growth rate of 19%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician's Friend and American Music brand names. We achieved comparable store sales growth of 7%, 6%, and 6% for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

Executive Summary

        During 2003, our Guitar Center stores generated 7% comparative store sales growth and a 13.9% increase in total net sales. Sales from new stores contributed $60 million and accounted for 50.7% of the sales increase in our Guitar Center stores. Late in the year we increased our advertising expenditure, predominately focused on generating a greater number of impressions through our mailing list, which resulted in higher traffic in our stores.

        We continue to encounter operational challenges in our American Music stores. The results of American Music continue to reflect investments in the systems and infrastructure for the stores. Despite the challenges we are experiencing in this business, we generated an increase of 17.5% in net sales and achieved 10% comparable store sales for the year. We are repositioning our American Music stores and establishing scalable infrastructure and systems for this area of our business. We have slowed our planned growth of the American Music division because of the challenges posed by our infrastructure and remerchandising projects. As a result of these factors, the American Music stores incurred significant operating losses in 2003. Failure to execute on the requirements and initiatives described above could potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at December 31, 2003. No such impairment has been recorded through December 31, 2003.

        Our direct response division generated a 23.5% increase in net sales and an 81.6% increase in operating income. For the year, we achieved an initial order fill rate of 91.7% and improved inventory turn to 5.6 times on a trailing twelve-month basis compared to 4.1 times in 2002. Our return rate as a percentage of sales was 8.6% in 2003 compared to 11.6% in 2002. The improvements that were made to the Musician's Friend web site over the last year, as well as to the infrastructure and systems at the direct response call center and fulfillment center, permitted us to capitalize on high demand.

        During the fourth quarter, the direct response division changed its revenue recognition methodology, whereby we do not recognize revenue until the estimated date an order is received by the customer, instead of the date shipped. This change resulted in a reduction of approximately $3.9 million in net sales, and of approximately $546,000 in net income, or $0.02 per diluted share, for the fourth quarter. The impact of this change was immaterial to the prior quarters of 2003. The net effect of the change was to take several days' sales at the end of December and defer recognition of that revenue to 2004. On a going forward basis, we do not expect this change to have a material effect on operating results because the amount of revenue deferred at the end of a given quarter should be largely offset by revenue carried over from the prior period.

        We are focused on leveraging the infrastructure investments we have made to streamline inventory management and improve operating efficiencies across the company. Continued execution of these initiatives will be necessary to meet our business objectives for 2004.

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

  Valuation of Inventory

        We value our inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers' shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

  Valuation of Long-Lived Assets

        Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is required to be reviewed for impairment on an annual basis, or more frequently when triggering events occur. Factors we consider important, which could trigger impairment, include, among other things:

  •
  Significant underperformance relative to historical or projected operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends; and

  •
  Significant decline in stock value for a sustained period.

        For long-lived assets other than goodwill and intangibles that are not amortized, the determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or a discounted future cash flows analysis. For goodwill and other intangibles that are not amortized, impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the related assets of the underlying segment to which the goodwill relates.

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

  Credits and Other Vendor Allowances

        We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $5.1 million, $4.9 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results of Operations

        The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Fiscal Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Gross profit	27.0	26.4	26.0
Selling, general and administrative expenses	21.3	21.5	21.1

Operating income	5.7	4.9	4.9
Other expense:
Write-off of investment in non-consolidated entity	—	—	0.4
Interest expense, net	1.0	1.2	1.4

Total other expense	1.0	1.2	1.8
Income before income taxes	4.7	3.7	3.1
Income taxes	1.8	1.4	1.3

Net income	2.9%	2.3%	1.8%

Fiscal 2003 Compared to Fiscal 2002

        Net sales for the year ended December 31, 2003 increased 15.8% to $1.3 billion, compared with $1.1 billion last year. Comparable store sales for the full year increased 7%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

        Net sales from Guitar Center stores for fiscal 2003 totaled $979.0 million, a 13.9% increase from $859.6 million in fiscal 2002. Sales from new stores contributed $60.0 million and represent 50.7% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 7%. The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $23.9 million to $28.5 million in 2003. Our management is presently anticipating comparable store sales growth of 5% to 7% for the first quarter in 2004. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under "Forward-Looking Statements; Business Risks." Net sales from American Music stores for 2003 totaled $38.2 million, a 17.5% increase from $32.5 million in 2002. Comparable American Music stores sales for the full year increased 10%.

The increase is due to improved retail traffic and sales in combo products not historically carried in these stores.

        Net sales from the direct response channel totaled $257.9 million in 2003, a $49.1 million, or 23.5%, increase from 2002. This increase primarily reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 8.4% to $118.4 million from $109.2 million in 2003. Internet sales from orders placed via Musician's Friend and Giardinelli web sites increased 40.2% to $139.5 million from $99.5 million for the same period last year. The growth of web-based sales reflects the continued trend of our catalog customers' preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs. During the fourth quarter, the direct response division changed its revenue recognition methodology, whereby we do not recognize revenue until the estimated date an order is received by the customer, instead of the date shipped. This change resulted in a reduction of approximately $3.9 million in net sales, and of approximately $546,000 in net income, or $0.02 per diluted share, for the fourth quarter. The impact of this change was immaterial to the prior quarters of 2003. On a going forward basis, we do not expect this change to have a material effect on operating results because the amount of revenue deferred at the end of a given quarter should be largely offset by revenue carried over from the prior period.

        Gross profit for the year ended December 31, 2003 compared to 2002 increased 18.5% to $344.0 million from $290.4 million. Gross profit as a percentage of net sales for the year ended December 31, 2003 compared to 2002 increased to 27.0% from 26.4%. Gross profit as a percentage of net sales for Guitar Center was 25.3% for both the year ended December 31, 2003 and 2002. The unchanged percentage reflects improved selling margins (0.21%), leveraging of occupancy costs on higher sales (0.11%) and a reduction in shrink (0.07%), offset by increased freight. The gross profit margin for the American Music stores was 35.7% compared to 34.1% for the same period last year. The gross margin percentage increased due to a reduction in shrink (3.74%) offset by a decline in selling margins due to a change in product mix (1.57%) with the remainder primarily due to higher store depreciation. The gross profit margin for the direct response division was 32.1% for 2003 compared to 29.7% in 2002. The increase is due to higher selling margin resulting from better buying performance and favorable product mix (1.6%) and better than expected margins on the sell through of slow moving products (0.6%).

        Selling, general and administrative expenses for fiscal 2003 increased 15.0% to $272.0 million from $236.5 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses for fiscal 2003 decreased to 21.3% from 21.5% in fiscal 2002. Selling, general and administrative expenses for the Guitar Center stores in 2003 was 20.2% as a percentage of net sales compared to 20.5% in fiscal 2002. The decrease reflects leveraging due to higher than expected sales, as indicated by lower payroll costs (0.2%), decrease in telephone expense (0.02%) as a result of better negotiated rates, decrease in supplies expense (0.04%) and a decrease in entertainment costs (0.03%). Selling, general and administrative expenses for the American Music stores were 48.0% of sales compared to 41.1% last year. The increase is primarily due to increased salary costs (3.0%), increase in bad debt expense (2.1%), advertising (0.8%), travel and entertainment (0.6%) and profit sharing plan (0.4%).

        Selling, general and administrative expenses for the direct response division were 21.6% of sales compared to 22.6% last year. The improvement is primarily due to a reduction in advertising costs (0.3%) as a result of leveraging of catalog and postage costs, decrease in bad debt (0.2%), decrease in credit card expense (0.2%) reflecting reduced fees and a decrease in computer maintenance costs (0.1%).

        Operating income increased 33.7% to $72.0 million from $53.9 million in fiscal 2002. This increase reflects performance of the Guitar Center and Musician's Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure build out and merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $4.7 million for this segment for the year ended December 31, 2003.

        Interest expense, net for fiscal 2003 decreased to $12.5 million from $13.1 million in fiscal 2002. The decrease is due to lower rates and reduced borrowings, offset by a one time charge to redeem our $66 million in Senior Notes. We issued $100 million of 4% Convertible Senior Notes in June of 2003 and redeemed our 11% Senior Notes in July of 2003. Accordingly, included in interest expense for 2003 are the redemption premium of $1.2 million and the write-off of deferred financing costs of $0.7 million associated with the Senior Notes redeemed in July 2003 for a total of $1.9 million.

        Income tax expense for fiscal 2003 was $22.6 million compared to $15.5 million for the same period last year, both based on an effective tax rate of approximately 38%. There were no significant changes in the Company's operation that resulted in a change to the effective tax rate.

        Net income for fiscal 2003 increased to $36.9 million from $25.3 million in fiscal 2002 as a result of the combinations of factors described above.

        One of our competitors, Mars Music, Inc., filed for federal bankruptcy court protection on September 27, 2002 and has completed a liquidation resulting in the closure of all of its stores. We believe that a portion of our sales growth during 2003 was attributable to the closure of Mars, but cannot quantify this benefit or predict whether or not we will retain these former Mars customers.

Fiscal 2002 Compared to Fiscal 2001

        Net sales for the year ended December 31, 2002 increased 16.0% to $1.1 billion, compared with $949.3 million last year. Comparable store sales for the full year increased 6%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. Net sales from Guitar Center stores for fiscal 2002 totaled $859.6 million, a 13.6% increase from $756.8 million in fiscal 2001. Sales from new stores contributed $63.3 million and represent 57.0% of the total increase in retail store sales. Comparable store sales for Guitar Center increased 7%. The increase in comparable store sales was due to good response to our advertising and marketing for our Guitar Center stores and the closure of a competitor, Mars Music, which was in markets also served by us. Total advertising and marketing expense was $23.9 million in 2002 versus $22.2 million in 2001. Net sales for American Music stores for 2002 totaled $32.5 million, a 35.4% increase from $24.0 million in 2001. Comparable store sales for American Music decreased 6%. Net sales from the direct response channel totaled $208.7 million in 2002, a $40.2 million, or 23.9%, increase from 2001, due primarily to increased orders driven by higher circulation and promotional targeting (15.0%) and an increase in the average order (8.9%). Although catalogs are mailed to both Internet and catalog customers, we continue to see a shifting in customer preference towards placing orders via the Internet. Catalog sales, which consist of all orders placed through the contact center, increased 16.2% to $109.2 million in 2002 from $94.0 million in 2001. Internet sales for the year, which represents orders placed via the Internet, increased 33.5% to $99.5 million from $74.5 million last year.

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

        Gross profit for the year ended December 31, 2002 compared to 2001 increased 17.6% to $290.4 million from $247.0 million. Gross profit as a percentage of net sales for the year ended December 31, 2002 compared to 2001 increased to 26.4% from 26.0%. Gross profit as a percentage of net sales for Guitar Center stores in 2002 was 25.3% compared to 25.2% in 2001. The slight increase reflects an increase in freight costs (0.2%). The gross profit margin for American Music was 34.1% compared to 38.6%. The decrease in retail gross margins is primarily due to a change in product mix, which resulted in incrementally higher freight costs (0.4%), increased occupancy costs (2.5%), increase in shrink (3.5%), offset by improved selling margins (2.0%). The gross profit margin for the direct response division was 29.7% for 2002 compared to 27.7% in 2001. The improvement in margin is attributed to better pricing and favorable market conditions compared to the post-9/11 environment in 2001, as well as a shift towards Internet ordering which presents customers with a higher margin assortment of accessories and other low cost products not carried in the catalogs (1.0%). Reduced shipping costs (1.0%) are due to efficiency improvements at the distribution center, including the implementation of marry-up shipping techniques.

        Selling, general and administrative expenses for fiscal 2002 increased 17.8% to $236.5 million from $200.7 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses for fiscal 2002 increased to 21.5% from 21.1% in fiscal 2001. Selling, general and administrative expenses for the Guitar Center stores were 20.5% as a percentage of sales for fiscal 2002 and 2001. Selling, general and administrative expenses for American Music stores were 41.1% in 2002 compared to 29.5% in 2001. The increase is primarily due to increased salary costs (6.8%), insurance costs (1.3%), advertising costs (1.2%), computer maintenance expenses (1.1%), travel costs (0.4%), and supplies expense (0.8%). Selling, general and administrative expenses for the direct response division were 22.6% of sales compared to 23.1% last year. The decrease primarily reflects reduced postage costs related to catalog mailings (0.2%) and improved performance at the warehouse with reduced packing supplies (0.3%) due to the improvement in marry-up fill rate and reduction of split shipments.

        Operating income, for the reasons stated above, increased 16.6% to $53.9 million from $46.2 million in fiscal 2001. As a percentage of sales, operating income was 4.9% in the years ended December 31, 2002 and 2001, respectively.

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

Liquidity and Capital Resources

Disclosures about Contractual Obligations and Commercial Commitments

        The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2003:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term obligations (1)	$100,000	$—	$—	$100,000	$—
Operating lease obligations (2)	219,708	34,204	61,486	52,421	71,597
Other long-term liabilities reflected on the registrant's balance sheet under "GAAP" (3)	4,016	4,016	—	—	—

Total	$323,724	$38,220	$61,486	$152,421	$71,597

(1)
Long-term debt consists of the $100 million principal amount of 4% Senior Convertible Notes due in 2013. Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses. On July 15, 2008 and July 2010, holders may at their election require us to purchase all of the notes at 100% of the principal amount, plus any accrued interest, including contingent interest. Final maturity of the Notes is July 15, 2013. Our revolving line of credit provides for a maximum facility of $125 million, subject to borrowing base limitations, and expires in December 2007. We had no borrowings under our credit facility at December 31, 2003. We may need to renegotiate our credit facility prior to the expiration date depending on our future capital needs, our working capital base and alternative sources of financing available.

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

(3)
Other long-term liabilities consist of our outstanding standby letters of credit at December 31, 2003.

        Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see Item 1. Business—"Risks Related to the Business" for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of December 31, 2003, we had no borrowings under our credit facility and had available borrowings of $111 million (net of $4.0 million of outstanding letters of credit).

        The terms of our significant financing agreements, including those related to our credit facility, the convertible notes and the equipment lease facilities described below are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, the level of equity capital of the company relative to the level of debt obligations and, in the case of convertible instruments, the related perceived attractiveness of an investment in our common stock. In addition, as noted below, our existing agreements include significant restrictions on future financings, including, among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

        In the fourth quarter of 2003, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, subject to borrowing base limitations ($115 million at December 31, 2003). The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (4.00% at December 31, 2003) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (six month rate at December 31, 2003 was 1.22%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are fixed for the first six months of the agreement at 0.00% and 1.50%, respectively. After the initial six months, the applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.50%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.75%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.25% and the applicable LIBOR margin is 2.00%. An unused fee is assessed on the unused portion of the credit facility based upon levels of excess availability. If excess availability is greater than $10 million, the unused fee is 0.25%. If excess availability is less than or equal to $10 million, the unused fee is 0.375%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111 million at December 31, 2003) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2003. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2007.

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

        In July 2003, we called for the redemption of $66.7 million of Senior Notes outstanding. Interest expense related to the redemption premium and the write-off of deferred financing costs associated with the Senior Notes redeemed was $1.9 million ($1.2 million after-tax, or $0.05 per diluted share).

        During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the new central distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreement calls for monthly payments of $138,000 for a term of 36 months through September 1, 2005 and monthly payments of $48,000 for a term of 12 months through December 28, 2003. The leases have options to extend through September 30, 2009 and December 28, 2005, respectively.

        As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see, Item 2. Properties, "—Disclosures About Contractual Obligations and Commercial Commitments" and Note 8 to our financial statements.

        For the year ended December 31, 2003, cash provided by operating activities was $58.0 million, most of which represented cash income from operations, net of depreciation and amortization expense. Cash used in investing activities totaled $24.2 million, which primarily consisted of capital expenditures for retail store expansions ($14.1 million), remodeling of existing stores ($1.2 million) and computer equipment purchases ($6.7 million). Cash used in financing activities totaled $34.3 million, which consisted principally of repayments under our credit facility ($82.7 million) and redemption of our Senior Notes outstanding ($66.7 million), offset by net proceeds from the issuance of our $100 million Senior Convertible Notes, less fees of $3.1 million ($96.9 million) and the proceeds from employee stock purchases and the exercise of stock options ($18.3 million).

        Our principal working capital need is to provide for the inventory levels necessary to support our sales activities, particularly the Guitar Center retail stores. Inventory decreased from $292.1 million to $288.9 million, or 1.1%. Inventory per square foot at Guitar Center retail stores (Guitar Center store and distribution center inventories under GAAP divided by total store retail square footage on a given date) was $121 at December 31, 2003 compared to $140 in 2002. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, utilizing a distribution center for our Guitar Center stores, and through improved planning, presentation and display of inventories in our retail stores.

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

        We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During 2003, we opened 14 new Guitar Center stores. Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 14 more had been opened as of December 31, 2003. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

        We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

        Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. We have a 10-year agreement to lease the facility and we also have numerous additional commitments necessary to support the operations of the facility. In 2003, nearly all products flowed through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Migration from our former "drop-ship" model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This can result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also expect to realize efficiencies involving other costs such as selling, general and administrative expense and interest expense.

        We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

        Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 Guitar Center stores in 2003 and 12 stores in 2002, and currently anticipate opening 16 to 18 Guitar Center stores in 2004. Approximately half of the stores planned for 2004 are smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. In 2003, we opened one and closed two American Music stores. As of December 31, 2003, we have 19 American Music stores. In 2004, we do not presently plan to open any American Music stores. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform and continue to pursue acquisition opportunities.

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

        Our additional capital resources and liquidity for 2004 are presently expected to be primarily provided by net cash flow from operations and borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

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

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

        EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our consolidated financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," (SFAS No. 148), an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and does not significantly impact our annual disclosures of stock-based compensation in our consolidated financial statements.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

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

Forward-Looking Statements; Business Risks

        This annual report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management's current views regarding comparable store sales, new store openings, and capital expenditure levels. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business has in the past and may in the future give rise to significant fluctuations from period to period as we reformat their store model and build-out the information technology and management structure. The American Music stores have incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. At December 31, 2003, we had no outstanding borrowings under our credit facility. To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is invested in short-term, high quality interest bearing investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index included at "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of the Nasdaq National Market to become effective in May 2004. The code is available on the investor relations section of our website (www.guitarcenter.com), under subsection captioned "Corporate Governance." To the extent required by law or the rules of the Nasdaq National Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules.

        All additional information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or Exchange Act, in connection with our annual meeting of stockholders.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Report:

1.	The following financial statements for the Company are included as part of this Report:

	Index to Financial Statements	Page 53

2.	The following financial statement schedule for the Company is included as part of this Report:

	Schedule II—Valuation and Qualifying Accounts	Page II-1

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.
(b)
On October 30, 2003, Guitar Center filed a Form 8-K including Item 5 information filed and Item 12 information furnished regarding financial results for the quarter ended September 30, 2003.

  On October 31, 2003, Guitar Center furnished a Form 8-K including Item 9 information relating to supplemental financial information regarding American Music.

  On December 4, 2003, Guitar Center furnished a Form 8-K including Item 9 information relating to earnings guidance provided to investors.

(c)
Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	The Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
3.3	Amendment to the Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.4	Amendment to the Company's Amended and Restated Bylaws adopted February 25, 2003 (Filed herewith).
3.5	Amendment to the Company's Amended and Restated Bylaws adopted July 21, 2003 (Filed herewith).
4.1	Indenture dated as of June 10, 2003 by and between the Company and BNY Western Trust Company as trustee (Filed herewith).
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
4.3	Form of Indenture (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3; Registration No. 333-65220).
4.4
Form of Officer's Certificate pursuant to Section 2.02 of the Indenture governing the Senior Convertible Notes due 2013 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2003).
4.5	Form of Global Note relating to the Senior Convertible Notes due 2013 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 13, 2003).
10.1*	The Company's Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.2*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.3*
Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.4*
Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.5*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.6*
Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7*
Amendment to the Company's 1997 Equity Participation Plan approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.8*
Amendment to the Company's 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
10.9*
Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. adopted March 24, 2003 increasing the authorized shares under the plan to 4,000,000 (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.10*
Form of Employee Stock Purchase Plan as approved by stockholders at the Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report Form 10-Q for the period ended March 31, 2001).
10.11*
Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1; Registration No. 333-20931).
10.12*
Management Stock Option agreement dated June 5, 1996 by and between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
10.13*
Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1; File No. 333-10491).
10.14*
Management Stock Option agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1; Registration No. 333-10491).
10.15*
Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1; File No. 333-10491).
10.16*
Amended and Restated Employment Agreement between the Company and Larry Thomas, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.17*
Amendment to Amended and Restated Employment Agreement by and between Larry Thomas and Guitar Center, Inc. dated March 24, 2003 (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.18*
Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Larry Thomas (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).
10.19*
Amended and Restated Employment Agreement between the Company and Marty Albertson, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.20*
Amendment to Amended and Restated Employment Agreement by and between Marty Albertson and Guitar Center, Inc. dated March 24, 2003 (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.21*
Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).
10.22*
Third Amended and Restated Employment Agreement dated July 1, 2003 between Guitar Center, Inc. and Bruce Ross (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).
10.23*
Employment Agreement made as of March 20, 2001 between Guitar Center Stores, Inc. and David Fleming (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.24*
Amended and Restated Employment Agreement dated May 13, 1999 between Musician's Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999).
10.25*	Amendment No. 2 dated June 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Robert Eastman (Filed herewith).
10.26*	Guitar Center, Inc. Senior Executive Performance Bonus Plan (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.27*
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
10.28
Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.29
Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).
10.30
Standard Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.31
Addendum to Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.32
Standard Commercial Lease by and between Mid-West Terminal Warehouse Company as lessor and Musician's Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.33
Addendum to Commercial Lease Agreement by and between Mid-West Terminal Warehouse Company, Inc. as lessor and Musician's Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.34
Second Amended and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician's Friend, Inc. and the lenders identified therein (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.35
Consent and Amendment, dated as of June 9, 2003, by and among, Wells Fargo Retail Finance, LLC, as the arranger and administrative agent, the lenders named therein, and Guitar Center, Inc., Guitar Center Stores, Inc. and Musician's Friend, Inc., as borrowers (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.36	Second Amendment to Second Amended and Restated Loan and Security Agreement between Guitar Center, Inc. and Wells Fargo Retail Finance, LLC. (Filed herewith).
12.1	Ratio of Earnings to Fixed Charges (Filed herewith).
21.1	Material subsidiaries of the Registrant as of December 31, 2003 (Filed herewith).
23.1	Consent of Independent Auditors (KPMG LLP) (Filed herewith).
24.1	Power of Attorney (included on page 51).
31	Certification of the Company's Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of the Company's Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*
Management contract or other compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 5th day of March 2004.

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

Name	Title	Date

/s/ LARRY THOMAS Larry Thomas	Chairman & Co-Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004
/s/ MARTY ALBERTSON Marty Albertson	President & Co-Chief Executive Officer and Director	March 5, 2004
/s/ BRUCE ROSS Bruce Ross	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 5, 2004
/s/ ERICK MASON Erick Mason	Executive Vice President, Chief Administrative Officer (Principal Accounting Officer)	March 5, 2004
/s/ GEORGE JONES George Jones	Director	March 5, 2004
/s/ CHRIS GOROG Chris Gorog	Director	March 5, 2004

/s/ WAYNE INOUYE Wayne Inouye	Director	March 5, 2004
/s/ LARRY LIVINGSTON Larry Livingston	Director	March 5, 2004
/s/ GEORGE MRKONIC George Mrkonic	Director	March 5, 2004
/s/ KENNETH REISS Kenneth Reiss	Director	March 5, 2004
/s/ WALTER ROSSI Walter Rossi	Director	March 5, 2004
/s/ PETER STARRETT Peter Starrett	Director	March 5, 2004

INDEX TO FINANCIAL STATEMENTS

Management's Responsibility for Financial Statements	54
Independent Auditors' Report	55
Consolidated Balance Sheets as of December 31, 2003 and 2002	56
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	57
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001	58
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	59
Notes to Consolidated Financial Statements	60
Schedule
Financial Statement Schedule:
Valuation and Qualifying Accounts	II-1

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        We are responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report. We believe that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. We also have included in our financial statements amounts that are based on estimates and judgments which we believe are reasonable under the circumstances.

        The independent auditors audit our consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of reported operating results and financial position.

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

Los Angeles, California
February 26, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Guitar Center, Inc.:

        We have audited the accompanying consolidated financial statements as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 15 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

Los Angeles, California
February 4, 2004

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$5,350	$5,931
Accounts receivable, less allowance for doubtful accounts $1,708 and $1,083, respectively	23,814	19,762
Merchandise inventories	288,873	292,075
Prepaid expenses and deposits	11,543	8,626
Deferred income taxes	5,631	6,077

Total current assets	335,211	332,471
Property and equipment, net	93,347	89,702
Goodwill	25,995	25,995
Deposits and other assets, net	6,318	4,231

	$460,871	$452,399

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$47,778	$70,745
Accrued expenses and other current liabilities	71,616	54,211
Merchandise advances	17,104	13,882
Revolving line of credit	—	82,690
Current portion of long-term debt	—	118

Total current liabilities	136,498	221,646
Other long-term liabilities	5,982	5,691
Deferred income taxes	4,220	3,352
Long-term debt	100,000	66,782

Total liabilities	246,700	297,471
Stockholders' equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 23,998 at December 31, 2003 and 22,746 at December 31, 2002	240	227
Additional paid in capital	276,233	253,863
Accumulated deficit	(62,302)	(99,162)

Stockholders' equity	214,171	154,928

	$460,871	$452,399

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Net sales	$1,275,059	$1,100,889	$949,284
Cost of goods sold, buying and occupancy	931,014	810,474	702,310

Gross profit	344,045	290,415	246,974
Selling, general and administrative expenses	271,996	236,537	200,748

Operating income	72,049	53,878	46,226
Other expense:
Write-off of investment in non-consolidated entity	—	—	3,539
Interest expense, net	12,540	13,077	13,411

Total other expense	12,540	13,077	16,950
Income before income taxes	59,509	40,801	29,276
Income taxes	22,649	15,545	12,243

Net income	$36,860	$25,256	$17,033

Net income per share
Basic	$1.59	$1.12	$0.77

Diluted	$1.50	$1.09	$0.75

Weighted average shares outstanding
Basic	23,255	22,491	22,229

Diluted	24,561	23,130	22,700

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2000	22,087	$221	$244,693	$(141,451)	$103,463
Exercise of employee stock options	113	1	1,279	—	1,280
Issuance of stock for acquisition	115	1	2,091	—	2,092
Net income	—	—	—	17,033	17,033

Balance at December 31, 2001	22,315	223	248,063	(124,418)	123,868
Exercise of employee stock options	207	2	2,436	—	2,438
Issuance of stock for acquisition	145	1	2,347	—	2,348
Stock issued under employee stock purchase plan	79	1	1,017	—	1,018
Net income	—	—	—	25,256	25,256

Balance at December 31, 2002	22,746	227	253,863	(99,162)	154,928
Exercise of employee stock options, including tax benefit of $4,091	1,203	12	21,462	—	21,474
Stock issued under employee stock purchase plan	49	1	908	—	909
Net income	—	—	—	36,860	36,860

Balance at December 31, 2003	23,998	$240	$276,233	$(62,302)	$214,171

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net income	$36,860	$25,256	$17,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,620	16,860	15,006
Loss on sale and disposal of property and equipment	—	384	16
Amortization of deferred financing fees	938	664	556
Write-off of deferred financing fees	722	—	592
Deferred income taxes	1,314	(1,564)	1,760
Tax benefit from exercise of stock options	4,091	—	—
Write-off of investment in non-consolidated entity	—	—	3,539
Changes in operating assets and liabilities:
Accounts receivable	(4,052)	231	3,204
Merchandise inventories	3,220	(37,947)	(30,869)
Prepaid expenses and deposits	(2,917)	(1,747)	(910)
Deposits and other assets	(657)	(124)	(2,772)
Accounts payable	(22,967)	(7,896)	(1,445)
Accrued expenses and other current liabilities	17,320	15,059	7,587
Other long-term liabilities	291	1,975	946
Merchandise advances	3,222	1,097	2,268

Net cash provided by operating activities	58,005	12,248	16,511
Investing activities:
Purchase of property and equipment	(24,245)	(26,309)	(24,697)
Proceeds from sale of property and equipment	—	—	16
Investment in non-consolidated entity	—	—	(150)
Acquisition of business, net of cash acquired	—	(5,932)	(28,482)

Net cash used in investing activities	(24,245)	(32,241)	(53,313)
Financing activities:
Net change in revolving debt facility	(82,690)	5,786	41,036
Proceeds from exercise of stock options	17,383	2,438	1,280
Proceeds from stock issued under employee purchase plan	909	1,018	—
Net proceeds from Senior Convertible Note	96,875	—	—
Payments on Senior Note	(66,667)	—	—
Payments under capital lease	(151)	(798)	(968)

Net cash (used in) provided by financing activities	(34,341)	8,444	41,348
Net (decrease) increase in cash	(581)	(11,549)	4,546
Cash at beginning of year	5,931	17,480	12,934

Cash at end of period	$5,350	$5,931	$17,480

Non-cash investing activities:
Borrowings under capital leases	$—	$—	$473
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Fair value of assets acquired	$—	$4,774	$22,628
Liabilities assumed	—	(1,515)	(8,511)
Goodwill	—	5,021	16,457
Common stock issued	—	(2,348)	(2,092)

Cash paid for acquisition	—	5,932	28,482
Cash acquired in acquisition	—	—	278

Net cash paid for acquisition	$—	$5,932	$28,760

Non-cash financing activities:
Issuance of Common stock in connection with business acquisitions	$—	$2,348	$2,092
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,808	$11,953	$12,068
Income taxes	$15,931	$17,798	$7,315

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Nature of Business and Significant Accounting Policies

  Nature of Business

        Guitar Center, Inc. and subsidiaries (the "Company" or "we") operates a chain of retail stores and a direct response unit which sells musical instruments, primarily guitars, amplifiers, percussion instruments, keyboards, pro-audio, recording equipment, and band and orchestral instruments. At December 31, 2003, we operated 122 Guitar Center stores and 19 American Music stores in major cities throughout the United States, with 23 of the stores located in California.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and was historically amortized over a 20 to 30 year period using the straight-line method. In 2002, we adopted SFAS No. 142 which no longer requires the periodic amortization of goodwill. As of December 31, 2003 we had unamortized goodwill in the amount of

$26.0 million and unamortized identifiable intangible assets in the amount of $325,000. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment. Net income for the year ended December 31, 2001, had SFAS No. 142 been in effect, would have been $17.5 million, compared to reported net income of $17.0 million. Basic and fully diluted earnings per share for the year ended December 31, 2001, if SFAS No. 142 had been in effect, would have both improved by $0.02.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. No impairment was identified for the years ended December 31, 2003, 2002 and 2001.

  Merchandise Advances

        Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates which are recorded as a liability until redemption by the customer, and credit on account for customer returns and special orders.

  Self-Insurance Reserves

        We began to maintain a self-insurance program for workers' compensation and medical insurance in 2002 and 2003, respectively. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. At December 31, 2003, self-insurance reserves for workers' compensation and medical insurance amounted to $2.0 million and $0.8 million, respectively. Self-insurance reserve for workers' compensation amounted to $0.8 million at December 31, 2002. The balances are included in accrued liabilities.

  Revenue Recognition

        Retail sales are recognized at the time of sale, net of a provision for estimated returns. Band instrument rentals are recognized on a straight-line basis over the term of the rental agreement. The terms of the majority of our rental agreements do not exceed 30 months. Direct response sales are recognized when the products are estimated to be received by the customers, net of a provision for estimated returns. Direct response items sold to customers are received, on average, three days after shipment. Return allowances are estimated using historical experience.

        During the fourth quarter of 2003, we changed our method of accounting for the direct response division whereby we do not recognize revenue until the estimated date an order is received by the customer, instead of the date shipped. This change resulted in a reduction of approximately $3.9 million in net sales, and of approximately $456,000 in net income, or $0.02 per diluted per share, for the fourth quarter of 2003. The impact of this change was immaterial to the prior quarters of 2003.

  Advertising Costs

        We expense retail advertising as incurred. Advertising expense included in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 is $29.6 million, $24.7 million, and $22.4 million, respectively. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, "Reporting of Advertising Costs." Capitalized mail order catalog costs at December 31, 2003, 2002 and 2001 were $3.1 million, $1.9 million and $1.7 million, respectively. The realizability of the capitalized mail order catalog costs are evaluated at each balance sheet date by comparing the carrying amount of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising. If the carrying amounts of such deferred mail order catalog costs exceed the remaining future net revenues that probably will be realized from such catalog, the excess capitalized amount is written down and expensed in the current period. There was no write-down of capitalized mail order catalog costs for the years ended December 31, 2003, 2002 and 2001.

        We receive cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products. These advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $5.1 million, $4.9 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Rent Expense

        We lease the majority of our store locations under operating leases that provide for monthly payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

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

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

  Stock-Based Compensation

        We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31,
	2003	2002	2001
	($ in thousands, except per share data—unaudited)
Net income, as reported	$36,860	$25,256	$17,033
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	5,800	4,329	3,904

Pro forma net income	$31,060	$20,927	$13,129
Earnings per share:
Basic—as reported	$1.59	$1.12	$0.77
Basic—pro forma	$1.34	$0.93	$0.59
Diluted—as reported	$1.50	$1.09	$0.75
Diluted—pro forma	$1.26	$0.90	$0.58
Risk free interest rate	3.8%	3.6%	4.9%
Expected lives	6.92	6.96	6.99
Expected volatility	65.4%	68.3%	72.0%
Expected dividends	—	—	—

  Earnings Per Share

        The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Basic shares	23,255	22,491	22,229
Common stock equivalents—dilutive effect of options outstanding	1,306	639	471

Diluted shares	24,561	23,130	22,700

        For the years ended December 31, 2003, 2002 and 2001, the only common stock equivalents outstanding with the Company are stock options. During the years ended December 31, 2003, 2002 and 2001, options to purchase 223,000 shares, 1,201,000 shares and 1,313,000 shares of common stock, respectively, at prices ranging from $15.94 to $30.70, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

        For the year ended December 31, 2003, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were not deemed to be common stock equivalents and thus not considered in the calculation of earnings per share. At such time that those Notes become convertible (generally involving trading prices above $41.50 per share for a specified period and designated corporate events), the security will be treated under the as-if converted method, whereby for earnings per share purposes the 2.9 million conversion shares will be deemed outstanding and the after-tax interest expense for the period will be added back to net income.

  Concentration of Credit Risk

        Our deposits are with various high quality financial institutions. Customer purchases generally are transacted using cash or credit cards. In limited instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $7.6 million and $5.2 million at December 31, 2003 and 2002, respectively. Credit losses have historically been within our expectations.

  Fair Value of Financial Instruments

        The fair value of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. As of December 31, 2003 the fair value of our 4% Senior Convertible Notes was $120 million, based on quoted market prices. As discussed at Note 7, a cost-based investment was written-off at December 31, 2001 in consideration of the estimated future cash flows of the investment and the uncertainties regarding its ongoing business.

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

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

        EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our consolidated financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and does not significantly impact our annual disclosures of stock-based compensation in our consolidated financial statements.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

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

        Goodwill was recorded on Music Loft and M&M Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired. In accordance with SFAS 142, we no longer amortize goodwill and intangible assets with an indefinite useful life on a stated basis but rather do annual testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

3. Merchandise Inventories

        The major classes of merchandise inventories are as follows:

	December 31,
	2003	2002
	(in thousands)
Major goods	$181,218	$187,113
Band instruments	22,199	20,247
Associated accessories	56,265	55,153
Vintage guitars	10,150	8,892
Used merchandise	15,601	15,680
General accessories	8,814	11,162

	294,247	298,247
Less inventory reserves	5,374	6,172

	$288,873	$292,075

        Major goods include stringed merchandise, percussion, keyboards, pro-audio and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Associated accessories are comprised of accessories to major goods and band instruments. General accessories include other merchandise such as apparel, cables and books.

4. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2003	2002
	(in thousands)
Land	$2,946	$2,946
Buildings	9,426	9,365
Furniture and fixtures	21,606	20,142
Computer equipment	47,271	46,665
Leasehold improvements	84,816	74,364
Construction in progress	6,384	1,954

	172,449	155,436
Less accumulated depreciation and amortization	79,102	65,734

	$93,347	$89,702

5. Revolving Line of Credit and Debt

        In the fourth quarter of 2003, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, subject to borrowing base limitations ($115 million at December 31, 2003). The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (4.00% at December 31, 2003) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (six month rate at December 31, 2003 was 1.22%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are fixed for the first six months of the agreement at 0.00% and 1.50%, respectively. After the initial six months, the applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.50%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.75%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.25% and the applicable LIBOR margin is 2.00%. An unused fee is assessed on the unused portion of the credit facility based upon levels of excess availability. If excess availability is greater than $10 million, the unused fee is 0.25%. If excess availability is less than or equal to $10 million, the unused fee is 0.375%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111 million at December 31, 2003) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2003. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2007.

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

        In July 2003, we called for the redemption of $66.7 million of Senior Notes outstanding. Interest expense related to the redemption premium and the write-off of deferred financing costs associated with the Senior Notes redeemed was $1.9 million.

        Assets of our Company secure the credit facility and the actual amount available to borrow is tied to our inventory and receivable base.

        The agreements underlying the credit facility include restrictive covenants. We were in compliance with such requirements as of December 31, 2003.

        For the years ended December 31, 2003, 2002 and 2001, $938,000, $664,000 and $556,000 of amortization of deferred financing fees was included in interest expense. Capitalized deferred financing fees at December 31, 2003 and 2002 were $4.6 million and $2.2 million and related accumulated amortization was $3.8 million and $2.1 million, respectively.

6. Segment Information

        Our reportable business segments are Guitar Center stores, American Music stores and direct response (Musician's Friend's catalog and Internet). Management evaluates segment performance based primarily on net sales and income (loss) before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis. The company business segments under SFAS No. 131 are consistent with its reporting units under SFAS No. 142.

        Net sales, depreciation and amortization, income before income taxes, capital expenditures and total assets are summarized as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Guitar Center 2003	American Music 2003	Direct Response 2003	Total
Net sales	$978,962	$38,225	$257,872	$1,275,059
Depreciation and amortization	16,721	1,233	2,666	20,620
Income (loss) before income taxes	40,736	(7,894)	26,667	59,509
Capital expenditures	20,710	1,954	1,581	24,245
Total assets	355,668	64,071	41,132	460,871
	Guitar Center 2002	American Music 2002	Direct Response 2002	Total
Net sales	$859,618	$32,525	$208,746	$1,100,889
Depreciation and amortization	14,071	717	2,072	16,860
Income(loss) before income taxes	31,730	(4,522)	13,593	40,801
Capital expenditures	19,142	4,051	3,116	26,309
Total assets	353,037	57,240	42,122	452,399
	Guitar Center 2001	American Music 2001	Direct Response 2001	Total
Net sales	$756,758	$24,005	$168,521	$949,284
Depreciation and amortization	12,508	688	1,810	15,006
Income before income taxes	22,034	937	6,305	29,276
Capital expenditures	22,138	761	1,798	24,697
Total assets	327,112	38,074	39,498	404,684

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

December 2018. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

        The total minimum lease commitment at December 31, 2003, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2004	$34,204
2005	32,380
2006	29,106
2007	27,343
2008	25,078
Thereafter	71,597

$219,708

        Total rent expense included in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 is $31.7 million, $26.3 million and $20.1 million, respectively.

9. Employee Benefit Plans

        We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the "Plan") maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to fifteen percent of their compensation. At our discretion, we can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees' contributions. We may also, at our discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. Plan expense was $2.1 million, $1.2 million and $712,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. Stock Option and Purchase Plans

  1996 Performance Stock Option Plan

        In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the "1996 Plan"), which provided for the granting of options to officers and key employees. Under the 1996 Plan, the number of options available for grant was 713,782, with a maximum term of ten years and an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant. The options generally vested ratably over three years. At December 31, 2003, options to purchase 81,427 shares of common stock were outstanding and exercisable. No additional options are available for grant under the 1996 Plan.

  Management Stock Option Agreements

        In June 1996, we granted options to two officers to purchase 795,970 shares at an exercise price of $10.89 per share with a term of ten years. Under the terms of the option agreements, the conditions for full, accelerated vesting occurred during 1997. No additional options are available for grant under this plan. At December 31, 2003, all options granted were outstanding and exercisable.

  1997 Equity Participation Plan

        In January 1997, the 1997 Equity Participation Plan (as amended, the "1997 Plan") was adopted. Under the 1997 Plan, we may grant options to purchase up to 4,000,000 shares of common stock; provided, however, that grants to any one individual may not exceed 250,000 shares of common stock in any calendar year. Options granted under the 1997 Plan vest ratably over various terms with a maximum life of ten years. As of December 31, 2003, options to purchase 2,835,535 shares of common stock were outstanding under the 1997 Plan, and 1,640,244 shares were exercisable with exercise prices ranging from $8.34 to $28.56 and a weighted average exercise price of $16.50. At December 31, 2003, 177,669 shares were available for grant.

        Included in the options outstanding are outstanding options to purchase 88,489 shares of common stock that were assumed in 1999 in connection with the merger with Musician's Friend.

  Employee Stock Purchase Plan

        In April 2001, the Employee Stock Purchase Plan (the "ESPP Plan") was adopted. The ESPP Plan is a tax-qualified employee stock purchase plan which authorizes 500,000 shares of our common stock, $0.01 par value, for issuance under the plan. Under the ESPP Plan, participants are granted options to purchase our common stock at a price which is eighty-five percent of the stock's fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period. The participants purchase the shares through payroll deductions. As of December 31, 2003, 127,814 shares had been purchased under the ESPP Plan at a weighted-average price of $14.58 per share.

        We apply APB Opinion No. 25 in accounting for our plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	3,476,621	$14.14
Granted	994,744	15.35
Exercised	(113,856)	11.24
Forfeited	(124,649)	16.52

Balance at December 31, 2001	4,232,860	14.43
Granted	559,869	16.94
Exercised	(206,675)	12.10
Forfeited	(188,091)	16.88

Balance at December 31, 2002	4,397,963	14.75
Granted	510,927	27.34
Exercised	(1,203,087)	14.45
Forfeited	(92,871)	20.02

Balance at December 31, 2003	3,612,932	$16.54

        The following is a summary of stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$8.34 to $10.89	1,154,907	3.68	$10.78	1,014,014	$10.81
$13.44 to $17.73	1,351,258	7.74	$15.79	786,792	$15.50
$18.25 to $20.75	580,592	4.56	$19.86	574,260	$19.87
$21.96 to $30.70	526,175	9.09	$27.49	42,575	$22.74

$8.34 to $30.70	3,612,932	6.13	$16.54	2,417,641	$14.70

11.Income Taxes

        Total income taxes for the years ended December 31, 2003, 2002 and 2001 consist of:

2003	Current	Deferred	Total
	(in thousands)
Federal	$19,231	$1,005	$20,236
State	2,104	309	2,413

	$21,335	$1,314	$22,649

2002	Current	Deferred	Total
	(in thousands)
Federal	$15,066	$(1,364)	$13,702
State	2,043	(200)	1,843

	$17,109	$(1,564)	$15,545

2001	Current	Deferred	Total
	(in thousands)
Federal	$9,022	$1,921	$10,943
State	1,461	(161)	1,300

	$10,483	$1,760	$12,243

        Actual income taxes for 2003, 2002 and 2001 differ from the statutory tax rate of 35% as applied to income before income taxes as follows:

	2003	2002	2001
	(in thousands)
Expected income tax expense	$20,827	$14,280	$10,247
State income taxes, net of federal tax benefit	1,459	1,181	761
Non deductible items	273	153	127
Change in valuation allowance	—	19	1,120
Other	90	(88)	(12)

Actual income tax expense	$22,649	$15,545	$12,243

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2003	2002
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$155	$180
Accrued liabilities	3,808	3,390
Merchandise inventories	2,148	2,685
Capital loss (Musician.com)	1,150	1,150

Total gross deferred tax assets	7,261	7,405

Deferred tax liabilities:
Depreciation	3,559	2,812
Other	1,152	729

Total gross deferred liabilities	4,711	3,541

Deferred tax assets, net of deferred tax liabilities	2,550	3,864

Less valuation allowance—capital loss carryforward	(1,139)	(1,139)

Net deferred tax assets	$1,411	$2,725

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

        The Company accounts for the tax benefit resulting the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid in capital in the accompanying consolidated financial statements. The Company recorded $4.1 million of a benefit in 2003. The benefit derived from such exercises or dispositions in the prior years was not material.

12. Accrued Expenses and Other Current Liabilities

	December 31,
	2003	2002
	(in thousands)
Wages, salaries and benefits	$22,145	$18,071
Sales tax payable	10,290	8,565
Accrued income taxes	6,988	5,675
Provision for sales returns	6,430	3,613
Accrued advertising	4,884	4,119
Accrued insurance	2,847	788
Unearned revenue	2,660	—
Accrued interest	2,200	4,127
Accrued freight	1,993	227
Accrued real estate tax	1,814	1,735
Accrued catalog costs	1,696	591
Accrued professional fees	742	270
Accrued utilities	228	554
Other	6,699	5,876

	$71,616	$54,211

13. Legal

        We are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

14. Quarterly Financial Data (unaudited)

	2003
	First	Second	Third	Fourth	Total
		(in thousands, except per share data)
Net sales	$287,542	$291,600	$300,112	$395,805	$1,275,059
Gross profit	$74,656	$75,550	$79,851	$113,988	$344,045
Net income	$5,277	$6,150	$5,781	$19,652	$36,860
Net income per share (diluted)	$0.22	$0.25	$0.23	$0.78	$1.50
	2002
	First	Second	Third	Fourth	Total
		(in thousands, except per share data)
Net sales	$254,823	$253,887	$257,356	$334,823	$1,100,889
Gross profit	$64,161	$65,375	$66,098	$94,781	$290,415
Net income	$3,438	$4,100	$4,362	$13,356	$25,256
Net income per share (diluted)	$0.15	$0.18	$0.19	$0.57	$1.09

15.   Goodwill and Other Intangible Assets

        Amortization expense related to goodwill and other intangible assets was $827,000 for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect at 2001:

(in thousands except earnings per share data)	2003	2002	2001
Reported net income	$36,860	$25,256	$17,033
Add back: Goodwill amortization, net of tax	—	—	513

Adjusted net income	$36,860	$25,256	$17,546

Reported basic earnings per share	$1.59	$1.12	$0.77
Goodwill amortization, net of tax	—	—	0.02

Adjusted basic earnings per share	$1.59	$1.12	$0.79

Reported diluted earnings per share	$1.50	$1.09	$0.75
Goodwill amortization, net of tax	—	—	0.02

Adjusted diluted earnings per share	$1.50	$1.09	$0.77

Schedule II

GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003 and 2002
(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Balance at end of year
December 31, 2003
Allowance for doubtful receivables	$1,083	625	—	$1,708
December 31, 2002
Allowance for doubtful receivables	$959	124	—	$1,083

II-1

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
GUITAR CENTER, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
GUITAR CENTER, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
  Schedule II