Form 10-Q
period 2004-03-31
GUITAR CENTER INC
filed 2004-05-06
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

As of May 3, 2004, 22,344,001 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$18,961	$5,350
Accounts receivable, net	20,358	23,814
Merchandise inventories	289,708	288,873
Prepaid expenses and deposits	9,992	11,543
Deferred income taxes	5,631	5,631
Total current assets	344,650	335,211

Property and equipment, net	92,779	93,347
Goodwill	25,995	25,995
Deposits and other assets, net	6,237	6,318
	$469,661	$460,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,990	$47,778
Accrued expenses and other current liabilities	54,622	71,616
Merchandise advances	16,388	17,104
Total current liabilities	127,000	136,498

Other long-term liabilities	6,252	5,982
Deferred income taxes	4,220	4,220
Long-term debt	100,000	100,000
Total liabilities	237,472	246,700

Stockholders’ equity:
Preferred Stock; authorized 5,000 shares at March 31, 2004 and December 31, 2003, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 24,321 at March 31, 2004 and 23,998 at December 31, 2003	243	240
Additional paid in capital	282,468	276,233
Accumulated deficit	(50,522)	(62,302)
Total stockholders’ equity	232,189	214,171
	$469,661	$460,871

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net sales	$349,703	$287,542
Cost of goods sold, buying and occupancy	255,020	212,886
Gross profit	94,683	74,656

Selling, general and administrative expenses	74,318	62,998
Operating income	20,365	11,658

Interest expense, net	1,363	3,139

Income before income taxes	19,002	8,519

Income taxes	7,222	3,242

Net income	$11,780	$5,277

Net income per share
Basic	$0.49	$0.23
Diluted	$0.46	$0.22

Weighted average shares outstanding
Basic	24,188	22,791
Diluted	25,501	23,652

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income	$11,780	$5,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,358	4,857
Amortization of deferred financing fees	261	176
Tax benefit from exercise of stock options	1,641	—
Changes in operating assets and liabilities:
Accounts receivable	3,456	2,863
Merchandise inventories	(833)	(1,246)
Prepaid expenses and deposits	1,551	577
Other assets	(189)	(148)
Accounts payable	8,212	(7,435)
Accrued expenses and other current liabilities	(16,994)	(9,555)
Other long-term liabilities	270	70
Merchandise advances	(716)	(759)
Net cash provided by (used in) operating activities	13,797	(5,323)

Investing activities:
Purchase of property and equipment	(4,783)	(5,479)
Net cash used in investing activities	(4,783)	(5,479)

Financing activities:
Net increase in revolving debt facility	—	8,936
Proceeds from exercise of stock options	4,597	1,471
Payments under capital leases	—	(61)
Net cash provided by financing activities	4,597	10,346

Net decrease in cash and cash equivalents	13,611	(456)
Cash and cash equivalents at beginning of year	5,350	5,931

Cash and cash equivalents at end of period	$18,961	$5,475

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.                                       Nature of Business and Basis of Presentation

Nature of Business

Guitar Center, Inc., and subsidiaries (“Guitar Center,” the “Company,” “we,” “us” or “our”) is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. As of March 31, 2004, we operated 127 Guitar Center retail stores, with 108 stores in 46 major markets and 19 stores in secondary markets across the United States.  In addition, our American Music division operates 19 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.                                       Earnings Per Share

The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the quarter ending March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Basic shares	24,188	22,791
Common stock equivalents – dilutive effect of stock options outstanding	1,313	861
Diluted shares	25,501	23,652

For the quarters ended March 31, 2004 and 2003, the only common stock equivalents deemed outstanding are stock options.  For the quarter ended March 31, 2004, all options outstanding had a dilutive effect.  During the quarter ended March 31, 2003, options to purchase 595,000 shares, at prices ranging from $19.96 to $28.56, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our Common Stock.

For the three months ended March 31, 2004, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were not deemed to be common stock equivalents and thus not considered in the calculation of earnings per share.  At such time that those Notes become convertible (generally involving trading prices above $41.50 per share for a specified period and designated corporate events), the security will be treated under the as-if converted method, whereby for earnings per share purposes the 2.9 million conversion shares will be deemed outstanding and the after-tax interest expense for the period will be added back to net income.

3.                                       Segment Information

Our reportable business segments are Guitar Center stores, American Music stores and direct response (Musician’s Friend’s catalog and Internet). Management evaluates segment performance based primarily on net sales and income (loss) before income taxes.  Accounting policies of the segments are the same as the accounting policies for the consolidated Company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis. The Company business segments under SFAS No. 131 are consistent with its reporting units under SFAS No. 142.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three months ended March 31, 2004 and 2003 and total assets as of March 31, 2004 and 2003 are summarized as follows (in thousands):

	Guitar Center 2004	American Music 2004	Direct Response 2004	Total
Net sales	$263,508	$9,378	$76,817	$349,703
Gross profit	66,688	3,385	24,610	94,683
Depreciation and amortization	4,363	391	604	5,358
Selling, general and administrative expenses	53,459	4,325	16,534	74,318
Income (loss) before income taxes	12,343	(1,587)	8,246	19,002
Capital expenditures	4,025	118	640	4,783
Total assets	351,644	60,639	57,378	469,661

	Guitar Center 2003	American Music 2003	Direct Response 2003	Total
Net sales	$218,347	$9,254	$59,941	$287,542
Gross profit	52,444	3,441	18,771	74,656
Depreciation and amortization	3,915	275	667	4,857
Selling, general and administrative expenses	45,549	3,816	13,633	62,998
Income(loss) before income taxes	4,691	(1,130)	4,958	8,519
Capital expenditures	4,480	350	649	5,479
Total assets	354,862	57,461	38,020	450,343

4.                                       Stock-Based Compensation

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	March 31, 2004	2003

Net income, as reported	$11,780	$5,277
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,078	1,045
Pro forma net income	$10,702	$4,232

Earnings per share:
Basic – as reported	$0.49	$0.23
Basic – pro forma	$0.44	$0.19
Diluted – as reported	$0.46	$0.22
Diluted – pro forma	$0.42	$0.18
Risk free interest rate	3.3%	3.3%
Expected lives	6.70	6.73
Expected volatility	61.8%	67.9%
Expected dividends	—	—

5.                                       Convertible Notes Offering

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

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. We operated 127 Guitar Center retail locations as of March 31, 2004, with 108 stores in 46 major markets and 19 stores in secondary markets across the United States. In addition, at March 31, 2004 our American Music division operated 19 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the first quarter, we opened a large format Guitar Center store in Brookfield, Wisconsin and small format stores in Mobile, Alabama, Ft. Myers, Florida, Albuquerque, New Mexico and Toledo, Ohio. These stores added 63,450 square feet of Guitar Center retail space and brought us to a total of 1.959 million square feet of Guitar Center retail space at the end of the quarter.

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

From 1999 to 2003, our net sales grew at an annual compound growth rate of 19%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We achieved comparable store sales growth of 11% for the first quarter of

2004 compared to 4% for the first quarter of 2003. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel. Also, sales in the first quarter of 2003 were relatively weak in advance of the war in Iraq. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period. All references in this report to comparable store sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended March 31, 2004 increased 21.6%, or $62.2 million, to $349.7 million compared to $287.5 million in the first quarter of 2003. Net income for the quarter was $11.8 million, which is a 123% increase over the $5.3 million we reported in the first quarter of 2003. Earnings per diluted share increased to $0.46 compared to $0.22 in the first quarter of 2003.

Our Guitar Center retail division turned in a strong performance for the quarter. Net sales from our Guitar Center stores increased 20.7% to $263.5 million from $218.3 million in last year’s first quarter. Sales from new stores contributed $21.2 million and accounted for 46.8% of the increase. Guitar Center comparable store sales increased 11%.

Musician’s Friend, our direct response division, generated a net sales increase of 28.2% for the quarter to $76.8 million compared to $59.9 million in the first quarter of 2003 and operating income was above our expectations. For the quarter, we achieved an initial fill rate of 89.4%, the same as in the first quarter of 2003. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer. Inventory turn improved to 5.9 times on a trailing twelve-month basis compared to 4.4 times in the first quarter of 2003. The improvements that were made to the Musician’s Friend web site over the last year, as well as the infrastructure and systems at the direct response call center and fulfillment center, permitted us to capitalize on high demand.

We continued to focus on remerchandising, systems execution and infrastructure build out at American Music during the quarter. American Music incurred an operating loss of $940,000 for the quarter on a pre-tax basis, which was in line with our expectations. Failure to execute on the requirements and initiatives described above could potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at March 31, 2004. No such impairment has been recorded through March 31, 2004.

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

Valuation of Inventory

We value our inventories at the lower of cost or market using the first-in, first-out (FIFO) method.  Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items.  We record adjustments to the value of inventory based upon obsolescence and changes in market value.  Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory.  The amounts are expensed to cost of goods sold as the associated inventory is sold.  Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives.  Based on this evaluation, we have recorded impairment adjustments to cost of goods sold for estimated decreases in net realizable value.  These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate accurately, could result in inventory valuation changes in the future.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $1.5 million and $1.2 million in the three months ended March 31, 2004 and 2003, respectively.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of net sales, for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Gross profit	27.1	26.0
Selling, general and administrative expense	21.3	21.9
Operating income	5.8	4.1
Interest expense, net	0.4	1.1
Income before income tax expense	5.4	3.0
Income tax expense	2.0	1.2
Net income	3.4	1.8

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 increased 21.6% to $349.7 million, compared to $287.5 million same period last year.  Comparable store sales increased 11%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the three months ended March 31, 2004 totaled $263.5 million, a 20.7% increase from $218.3 million for the same period in 2003.  Sales from new stores contributed $21.2 million and represent 46.8% of the total increase in retail store sales.  Comparable Guitar Center store sales for the quarter increased 11%.  The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores.  Our management is presently anticipating comparable store sales growth for the Guitar Center stores of 6% to 8% for the second quarter in 2004. Please see “Forward-Looking Statements; Business Risks,” below. Net sales from American Music stores for the three months ended March 31, 2004 totaled $9.4 compared to $9.3 million in 2003.  Comparable American Music stores sales for the quarter were approximately flat with the prior year.

Net sales from the direct response channel totaled $76.8 million for the three months ended March 31, 2004, a $16.9 million, or 28.2%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 18.2% to $33.8 million from $28.6 million for the three months ended March 31, 2004 compared to 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 37.4% to $43.0 million from $31.3 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the three months ended March 31, 2004 compared to 2003 increased 26.8% to $94.7 million from $74.7 million.  Gross profit as a percentage of net sales for the period ended March 31, 2004 compared to 2003 increased to 27.1% from 26.0%.  Gross profit as a percentage of net sales for Guitar Center was 25.3% compared with 24.0% in the first quarter of 2003. The increase is due to higher selling margin (1.8%), lower inventory shrink expense (0.2%), leveraged occupancy costs (0.4%), offset by increased freight costs (1.1%). The gross profit margin for the American Music stores was 36.1% compared to 37.2% for the same period last year. The decrease is primarily due to increase in inventory shrink (2.6%), increase in occupancy costs (1.2%), offset by improved selling margin (1.5%) and decrease in freight (1.2%). Gross profit margin for the direct response division was 32.0% for the quarter compared to 31.3% in the first quarter of 2003.  The increase is due to higher selling margin resulting from better buying performance and favorable product mix (0.7%).

Selling, general and administrative expenses for the three months ended March 31, 2004 increased 18.0% to $74.3 million from $63.0 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expenses for the first quarter in 2004 decreased to 21.3% from 21.9% in the same period last year. Selling, general and administrative expenses for the Guitar Center stores in the first quarter were 20.3% as a percentage of net sales compared to 20.9% in last year’s first quarter. The decrease reflects leveraging due to higher than expected sales, partially offset by increased insurance expense (0.04%), bonus accruals (0.3%), and consulting fees (0.1%). Selling, general and administrative expenses for the American Music stores were 46.1% of sales in the first quarter compared to 41.2% in the same period last year. The increase is primarily due to increased salary costs (2.7%), bad debt expense (1.0%), travel (0.6%), and insurance expense (0.3%).

Selling, general and administrative expenses for the direct response division were 21.5% of sales compared to 22.7% for the three month ended March 31, 2004 and 2003, respectively. The improvement is primarily due to leveraging on better than expected sales and increased operational efficiencies as indicated by a reduction in payroll costs (1.1%), offset by an increase in advertising expense (0.7%) related to higher catalog circulation.

Operating income increased 74.7% to $20.4 million from $11.7 million for the three months ended March 31, 2004. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on our remerchandising efforts and systems and infrastructure build out at the American Music stores resulting in an operating loss of approximately $0.9 million for this segment for the period ending March 31, 2004.

Interest expense, net for the three months ended March 31, 2004, decreased to $1.4 million from $3.1 million in the first quarter of 2003. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003 and the use of cash flow from operations to pay off on the line of credit borrowings.

In the three months ended March 31, 2004, a $7.2 million provision for income taxes was recorded compared to $3.2 million for the same period last year, both based on an effective tax rate of approximately 38%. There were no significant changes in the Company’s operation that resulted in a change to the effective tax rate.

Net income for the three months ended March 31, 2004 increased 123% to $11.8 million, compared to $5.3 million in the same period last year as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of March 31, 2004, we had no borrowings under our credit facility and had available borrowings of $110.1 million (net of $4.9 million of outstanding letters of credit).

In the fourth quarter of 2003, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, subject to borrowing base limitations ($115 million at March 31, 2004).  The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (4.00% at March 31, 2004) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (three month rate at March 31, 2004 was 1.11%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are fixed for the first six months of the amended agreement at 0.00% and 1.50%, respectively. After the initial six months, the applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.50%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.75%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.25% and the applicable LIBOR margin is 2.00%. An unused fee is assessed on the unused portion of the credit facility based upon levels of excess availability. If excess availability is greater than $10 million, the unused fee is 0.25%. If excess availability is less than or equal to $10 million, the unused fee is 0.375%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement ($110.1 million at March 31, 2004) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and restated amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of March 31, 2004.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of any borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2007.

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

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the new central distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreement calls for monthly payments of $138,000 for a term of 36 months through September 1, 2005 with an option to extend through September 30, 2009 and monthly payments of $48,000 for a term of 24 months through December 28, 2005.

The terms of our significant financing agreements, including those related to our credit facility, the Senior Convertible Notes and the equipment lease facilities described above are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Net cash provided by operating activities was $13.8 million for the three months ended March 31, 2004 compared to net cash used in operating activities of $5.3 million for the same period last year. The increase in net cash provided by operating activities is primarily due to an increase in net income and continued improvements in our use of working capital primarily through better inventory management.

Cash used in investing activities decreased to $4.8 million for the three months ended March 31, 2004 compared to $5.5 million for the same period last year. The current period capital expenditures consisted primarily of capital expenditures for store expansions of $3.0 million compared $3.3 million in the prior period and computer equipment purchases $1.3 million in the current period compared to $1.7 million in the same period last year.

 Cash provided by financing activities totaled $4.6 million for the three month ended March 31, 2004 compared to $10.3 million for the same period last year. The decrease is primarily due to the substantial increase in net cash provided by operating activities referred to above, which allowed us not to draw on our line of credit during the first quarter of 2004. In addition, proceeds from the exercise of stock options in the first quarter of 2004 were $4.6 million compared to $1.5 million in the first quarter of 2003.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the three months ended March 31, 2004, we opened five new Guitar Center stores (one large format and four small format stores). Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 18 more had been opened as of March 31, 2004. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

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

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in 2003 and 12 stores in 2002, and currently anticipate opening 16 to 18 Guitar Center stores in 2004. Approximately half of the stores planned for 2004 are smaller format units designed for secondary markets. Our planned store opening schedule for 2004 may be affected by any acquisitions we may transact during the year. If we complete any such transactions, our planned organic store openings may be reduced. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. In 2003, we opened one and closed two American Music stores. As of March 31, 2004, we have 19 American Music stores. For the remainder of 2004, we do not presently plan to open any American Music stores. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform and we continue to pursue acquisition opportunities.

Throughout our history, we have primarily grown organically, and we do not expect this to change. However, we also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers or other complimentary businesses, if attractive opportunities can be identified. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with cash on hand, drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

Our known capital resource and liquidity requirements for 2004 are presently expected to be primarily provided by cash on hand, net cash flow from operations and borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 did not have any impact on our consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150).  The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

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

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business has in the past and may in the future give rise to significant fluctuations from period to period as we reformat their store model and build-out the information technology and management structure. The American Music stores incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of March 31, 2004, we operated 127 Guitar Center stores and 19 American Music stores.  We opened a total of 14 Guitar Center stores in 2003, and currently expect to open approximately 16 to 18 additional Guitar Center stores in 2004.  Approximately half of the Guitar Center stores planned for 2004 are expected to be smaller format units designed for secondary markets. Our planned store opening schedule for 2004 may be affected by any acquisitions we may transact during the year. If we complete any such transactions, our planned organic store openings may be reduced.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer. In 2003, we opened one American Music store and closed two. In 2004, we do not plan to open any additional American Music stores.    We do, however, believe there exist a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. However, we have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004.

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

Historically, we have achieved significant sales growth in existing stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2004	2003	2002
Quarter 1	11%	4%	5%
Quarter 2	—%	5%	8%
Quarter 3	—%	7%	5%
Quarter 4	—%	10%	7%

Full Year	—%	7%	6%

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

Our management is presently anticipating comparable store sales growth of 6% to 8% for the second quarter of 2004. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

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

We depend on a relatively small number of manufacturers, suppliers and common carriers who may not be able or desire to supply our requirements.

Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Similarly, Musician’s Friend relies on common carriers to transport product to its fulfillment center in Kansas City, Missouri and onward to consumers. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations or to fulfill orders by direct response customers.

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

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing a new management information system at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to facilitate further integrating of American Music with our other businesses and to provide a systems backbone to permit growth of this division. In addition, we have begun marketing through the American Music stores some Guitar Center products not previously carried by American Music and offering lessons. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand.  This remerchandising strategy is not yet proven. Further, we have slowed our planned growth of the American Music division because the challenges posed by our infrastructure and remerchandising projects.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and we presently expect this situation to continue in 2004. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at March 31, 2004.

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

As of March 31, 2004, our corporate headquarters as well as 23 of our 127 Guitar Center stores were located in California, and stores located in that state generated 24.4% and 27.5% of our retail sales for the first quarter of 2004 and 2003, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services are designed to permit our “mission critical” systems to be online within 48 hours following most disasters. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders.

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

From time to time, we release projections and similar guidance regarding our future performance that represent our management’s estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At March 31, 2004, we had no outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

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

Item 6.                     Exhibits and Reports on Form 8-K

(a)                                     Exhibits:

31.         Certification of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.         Certification of the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                    Reports on Form 8-K:

We filed a Current Report on Form 8-K on January 6, 2004 furnishing, under caption of Item 12, financial information for the quarter ended December 31, 2003.

We filed a Current Report on Form 8-K on January 29, 2004 disclosing, under caption of Items 5 and 12, financial information for the quarter ended December 31, 2003.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 2004.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)