Form 10-Q/A
period 2004-03-31
GUITAR CENTER INC
filed 2004-05-12
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 3, 2004, 24,344,001 shares of our Common Stock, $.01 par value, were outstanding.

EXPLANATORY NOTE

On May 6, 2004, Guitar Center, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q for the fiscal period ending March 31, 2004 which incorrectly stated on the cover page that as of May 3, 2004 the Company had 22,344,001 shares of Common Stock outstanding.  The Company is filing this amendment on Form 10-Q/A solely to amend the cover page to correctly reflect that as of May 3, 2004 the Company had 24,344,001 shares of Common Stock outstanding.

This Form 10-Q/A only reflects the correction referenced above and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 2004.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)