Form 10-Q
period 2004-06-30
GUITAR CENTER INC
filed 2004-08-03
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, 25,156,146 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,817	$5,350
Accounts receivable, net	18,642	23,814
Merchandise inventories	313,208	288,873
Prepaid expenses and deposits	18,803	11,543
Deferred income taxes	5,631	5,631
Total current assets	360,101	335,211

Property and equipment, net	92,991	93,347
Goodwill	25,995	25,995
Deposits and other assets, net	5,698	6,318
	$484,785	$460,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,952	$47,778
Accrued expenses and other current liabilities	50,167	71,616
Merchandise advances	16,593	17,104
Total current liabilities	111,712	136,498

Other long-term liabilities	6,428	5,982
Deferred income taxes	4,220	4,220
Long-term debt	100,000	100,000
Total liabilities	222,360	246,700

Stockholders’ equity:
Preferred Stock; authorized 5,000 shares at June 30, 2004 and December 31, 2003, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,145 at June 30, 2004 and 23,998 at December 31, 2003	251	240
Additional paid in capital	300,552	276,233
Accumulated deficit	(38,378)	(62,302)
Net stockholders’ equity	262,425	214,171
	$484,785	$460,871

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2004	2003

Net sales	$339,622	$291,600
Cost of goods sold, buying and occupancy	245,409	216,050
Gross profit	94,213	75,550

Selling, general and administrative expenses	73,200	62,666
Operating income	21,013	12,884

Interest expense, net	1,425	2,956

Income before income taxes	19,588	9,928

Income taxes	7,444	3,778

Net income	$12,144	$6,150

Net income per share
Basic	$0.49	$0.27
Diluted	$0.47	$0.25

Weighted average shares outstanding
Basic	24,676	22,995
Diluted	25,967	24,173

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2004	2003

Net sales	$689,325	$579,142
Cost of goods sold, buying and occupancy	500,429	428,936
Gross profit	188,896	150,206

Selling, general and administrative expenses	147,518	125,664
Operating income	41,378	24,542

Interest expense, net	2,788	6,095

Income before income taxes	38,590	18,447

Income taxes	14,666	7,020

Net income	$23,924	$11,427

Net income per share
Basic	$0.98	$0.50
Diluted	$0.93	$0.48

Weighted average shares outstanding
Basic	24,432	22,894
Diluted	25,744	23,928

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$23,924	$11,427
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,209	9,962
Amortization of deferred financing fees	522	351
Tax benefit from exercise of stock options	8,481	—
Changes in operating assets and liabilities:
Accounts receivable	5,172	4,607
Merchandise inventories	(24,334)	8,512
Prepaid expenses and deposits	(7,260)	784
Other assets	78	(189)
Accounts payable	(2,826)	(23,211)
Accrued expenses and other current liabilities	(21,448)	(8,776)
Other long-term liabilities	446	24
Merchandise advances	(511)	(706)
Net cash (used in) provided by operating activities	(6,547)	2,785

Investing activities
Purchase of property and equipment	(10,835)	(11,283)
Net cash used in investing activities	(10,835)	(11,283)

Financing activities
Net increase in revolving debt facility	—	(27,106)
Proceeds from exercise of stock options	15,143	5,436
Proceeds from stock issued under employee purchase plan	706	422
Proceeds from senior convertible notes	—	96,875
Payments under capital leases	—	(151)
Net cash provided by financing activities	15,849	75,476

Net (decrease) increase in cash and cash equivalents	(1,533)	66,978
Cash and cash equivalents at beginning of year	5,350	5,931

Cash and cash equivalents at end of period	$3,817	$72,909

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.                                       Nature of Business and Basis of Presentation

Nature of Business

Guitar Center, Inc., and subsidiaries (“Guitar Center,” the “Company,” “we,” “us” or “our”) is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. As of June 30, 2004, our retail subsidiary operated 130 Guitar Center retail stores, with 111 stores in 46 major markets and 19 stores in secondary markets across the United States.  In addition, as of June 30, 2004, our American Music division operated 19 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.                                       Earnings Per Share

The following table summarizes the reconciliation of basic to diluted weighted average shares for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Basic shares	24,676	22,995	24,432	22,894
Common stock equivalents - dilutive effect of options outstanding	1,291	1,178	1,312	1,034
Diluted shares	25,967	24,173	25,744	23,928

For the three and six months ended June 30, 2004 and 2003, the only common stock equivalents deemed outstanding are stock options.  For the three months ended June 30, 2004, all options outstanding had a dilutive effect.  For the six months ended June 30, 2004, 183,000 options with an exercise price of $39.98 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.  For the three and six months ended June 30, 2003, options to purchase 15,000 shares and 79,000 shares, respectively, at exercise prices ranging from $21.96 to $28.56 were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.

As of June 30, 2004, our common stock closed at or above $41.50 per share for twenty trading days within the thirty trading day period prior to the next conversion period.  As a result, holders of Guitar Center 4.0% Senior Convertible Notes due 2013 may, if they elect, convert the notes into common stock during the conversion period commencing July 16, 2004 and continuing through and including October 14, 2004. The notes are convertible at an effective conversion price of $34.58 per share. As the notes will be convertible during a portion of at least the third and fourth fiscal quarters of

2004, during such periods our earnings per share under applicable generally accepted accounting principles will be determined pursuant to the “if-converted” method (see below).

Whether or not the notes are convertible after October 14 will be determined based on the trading price of the common stock during the thirty trading days ending on October 15, 2004.  If during at least twenty such trading days the last reported sales price is at or above $41.50, the notes will remain convertible for the next quarterly conversion period.  The notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture.  There is currently outstanding $100 million principal amount of the notes.

Because the notes will be convertible during a portion of at least the third and fourth fiscal quarters of 2004, during such periods our earnings per share under presently applicable generally accepted accounting principles will be determined pursuant to the “if-converted” method.  Under this method, for the calculation of diluted earnings per share during such quarterly periods:

•                  Net after-tax interest expense related to the notes for the period will be added back to net income (we estimate that after-tax interest expense for the notes is and will be approximately $733,000 per quarter for 2004 and 2005, including amortization of deferred financing costs); and

•                  The full number of shares (2,892,000) issuable upon conversion of the notes will be deemed outstanding for the entire quarter.

Under GAAP, this method will not apply to our financial statements until the quarter ending September 30, 2004.

For the year ending December 31, 2004, diluted earnings per share will reflect the following:

•                  The add-back of net after tax interest expense related to the notes for the third and fourth quarters (estimated to be $1,466,000 in the aggregate, including amortization of deferred financing costs); and

•                  The weighted average shares outstanding for the year will assume that the shares issuable upon conversion of the notes are outstanding only for the third and fourth quarters (representing 1,446,000 shares on a weighted average basis).

3.                                       Segment Information

Our reportable business segments are Guitar Center stores, American Music stores and direct response (Musician’s Friend’s catalog and Internet).  Management evaluates segment performance based primarily on net sales and income (loss) before income taxes.  Accounting policies of the segments are the same as the accounting policies for the consolidated Company.  There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis. Our operating and reportable segments under SFAS No. 131 are consistent with our reporting units under SFAS No. 142.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three and six months ended June 30, 2004 and 2003 and total assets as of June 30, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	Guitar Center	American Music	Direct Response	Total	Guitar Center	American Music	Direct Response	Total
Net sales	$262,879	$8,592	$68,151	$339,622	$526,387	$17,970	$144,968	$689,325
Gross profit	68,380	2,846	22,987	94,213	135,068	6,231	47,597	188,896
Depreciation and amortization	4,980	327	544	5,851	9,343	718	1,148	11,209
Selling, general and administrative expenses	54,254	4,362	14,584	73,200	107,713	8,687	31,118	147,518
Income (loss) before income taxes	13,212	(2,156)	8,532	19,588	25,555	(3,743)	16,778	38,590
Capital expenditures	5,173	445	434	6,052	9,198	563	1,074	10,835
Total assets					365,565	57,984	61,236	484,785

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	Guitar Center	American Music	Direct Response	Total	Guitar Center	American Music	Direct Response	Total
Net sales	$223,134	$8,019	$60,447	$291,600	$441,481	$17,273	$120,388	$579,142
Gross profit	52,964	3,205	19,381	75,550	105,408	6,646	38,152	150,206
Depreciation and amortization	4,142	273	690	5,105	8,057	548	1,357	9,962
Selling, general and administrative expenses	44,963	4,691	13,012	62,666	90,512	8,507	26,645	125,664
Income (loss) before income taxes	5,904	(2,245)	6,269	9,928	10,595	(3,375)	11,227	18,447
Capital expenditures	4,738	865	201	5,804	9,218	1,215	850	11,283
Total assets					412,491	60,893	36,377	509,761

4.                                       Stock-Based Compensation

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.  As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows ($ in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$12,144	$6,150	$23,924	$11,427
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	925	1,521	2,003	2,566
Pro forma net income	$11,219	$4,629	$21,921	$8,861

Earnings per share:
Basic - as reported	0.49	0.27	0.98	0.50
Basic - pro forma	0.45	0.20	0.90	0.39
Diluted - as reported	0.47	0.25	0.93	0.48
Diluted - pro forma	0.43	0.19	0.85	0.37
Risk free interest rate	4.4%	2.8%	4.4%	2.8%
Expected life of options	6.74	6.76	6.74	6.76
Expected volatility	61.3%	63.8%	61.3%	63.8%
Expected dividends	—	—	—	—

5.             Convertible Notes Offering

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013. Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all $66.7 million principal amount of Senior Notes outstanding and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses.  In July 2003, we completed the redemption of all Senior Notes outstanding. Interest expense related to the redemption premium and the write-off of deferred financing costs associated with the Senior Notes redeemed was $1.9 million.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. Our retail subsidiary operated 130 Guitar Center retail locations as of June 30, 2004, with 111 stores in 46 major markets and 19 stores in secondary markets across the United States. In addition, at June 30, 2004 our American Music division operated 19 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the second quarter, we opened a small format Guitar Center store in Nashua, New Hampshire and two large format stores in Ft. Worth, Texas and Lawrenceville, Georgia. These stores added 37,800 square feet of Guitar Center retail space and brought us to a total of 1.997 million square feet of Guitar Center retail space at the end of the quarter.

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

From 1999 to 2003, our net sales grew at an annual compound growth rate of 19%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We achieved comparable store sales growth of 11% and 8% for the first and second quarters of 2004 compared to 4% and 5% for the same periods in 2003. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period.  All references in this report to comparable stores sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended June 30, 2004 increased 16.5%, or $48.0 million, to $339.6 million compared to $291.6 million in the second quarter of 2003. Net income for the second quarter was $12.1 million, which is a 97.5% increase over the $6.2 million we reported in the second quarter of 2003. Earnings per diluted share increased to $0.47 compared to $0.25 in the second quarter of 2003.

Our Guitar Center retail division turned in a strong performance for the quarter. Our stores experienced strong traffic during the quarter which we believe reflects interest in the music market and good responses to our promotions. Net sales from our Guitar Center stores increased 17.8% to $262.9 million from $223.1 million in last year’s second quarter. Sales from new stores contributed $21.2 million and accounted for 53.4% of the increase. Guitar Center comparable store sales increased 8%.

Musician’s Friend, our direct response division, generated a net sales increase of 12.7% for the quarter to $68.2 million compared to $60.4 million in the second quarter of 2003. Operating income was above our expectations. For the second quarter, we achieved an initial fill rate of 95%, up from 93% in the second quarter of 2003. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer. Inventory turn improved to 5.7 times on a trailing twelve-month basis compared to 4.7 times in the second quarter of 2003. The improvements that were made to the Musician’s Friend web site over the last year, as well as the infrastructure and systems at the direct response call center and fulfillment center, permitted us to capitalize on high demand.

We continued to focus on remerchandising, systems execution and infrastructure build out at American Music during the quarter. American Music incurred an operating loss of $1,516,000 for the second quarter on a pre-tax basis, which was greater than what we had expected. Failure to execute on the initiatives described above could potentially require us to recognize an impairment related to the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at June 30, 2004. No such impairment has been recognized through June 30, 2004.

Across the Company, we are focused on leveraging the infrastructure investments we have made to streamline inventory management and improve operating efficiencies across the company. Continued execution of these initiatives will be necessary to meet our business objectives for 2004.

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. American Music customers have ten business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.9 million and $2.3 million in the six months ended June 30, 2004 and 2003, respectively.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.7%	25.9%	27.4%	25.9%
Selling, general and administrative expense	21.5%	21.5%	21.4%	21.7%
Operating income	6.2%	4.4%	6.0%	4.2%
Interest expense, net	0.4%	1.0%	0.4%	1.0%
Income before income tax expense	5.8%	3.4%	5.6%	3.2%
Income tax expense	2.2%	1.3%	2.1%	1.2%
Net income	3.6%	2.1%	3.5%	2.0%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 increased 16.5% to $339.6 million, compared to $291.6 million same period last year.  Comparable store sales increased 8%. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the three months ended June 30, 2004 totaled $262.9 million, a 17.8% increase from $223.1 million for the same period in 2003.  Sales from new stores contributed $21.2 million and represent 53.4% of the total increase in retail store sales.  Comparable Guitar Center store sales for the quarter increased 8%.  The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $6.8 million to $8.6 million for second quarter of 2003.  Our management is presently anticipating comparable store sales growth for the Guitar Center stores of 6% to 8% for the third quarter in 2004.  Please see “Forward-Looking Statements; Business Risks,” below. Net sales from American Music stores for the three months ended June 30, 2004 totaled $8.6 compared to $8.0 million in 2003.  Comparable American Music stores sales for the quarter increased 6%. Net sales from the direct response channel totaled $68.2 million for the three months ended June 30, 2004, a $7.7 million, or 12.7%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 7.3% to $30.8 million from $28.7 million for the three months ended June 30, 2004 compared to 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 18.0% to $37.4 million from $31.7 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the three months ended June 30, 2004 compared to 2003 increased 24.7% to $94.2 million from $75.6 million.  Gross profit as a percentage of net sales for the quarter ended June 30, 2004 compared to 2003 increased to 27.7% from 25.9%.  Gross profit as a percentage of net sales for Guitar Center was 26.0% compared with 23.7% in the second quarter of 2003. The increase is due to higher selling margin 1.1%, decreased freight 1.0%, lower inventory shrink expense 0.1%, and leveraged occupancy costs 0.1% due to the strong comparable store sales increase. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center.  The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for the American Music stores was 33.1% compared to 40.0% for the same period last year.  The decrease is primarily due to lower selling margin and a change in product mix 7.2%, offset by decreased freight 0.3%. Gross profit margin for the direct response division was 33.7% for the quarter compared to 32.1% in the second quarter of 2003.  The increase is due to higher selling margin resulting from better buying performance and favorable product mix 2.0%, lower inventory shrink 0.1%, partially offset by higher freight costs 0.4% and occupancy costs 0.1%.

Selling, general and administrative expenses for the three months ended June 30, 2004 increased 16.8% to $73.2 million from $62.7 million for the same period in 2003. Selling, general and administrative expenses were 21.5% as a percentage of sales in the three months ended June 30, 2004 and 2003. Selling, general and administrative expenses for the Guitar Center stores in the second quarter were 20.6% as a percentage of net sales compared to 20.2% in last year’s second quarter. The increase is due to increased salary costs 0.3%, advertising expense 0.2%, medical insurance expense 0.2% and consulting fees 0.1%, partially offset by decreased travel 0.1% and credit card expense 0.2%. Selling, general and administrative expenses for the American Music stores were 50.8% of sales in the second quarter compared to 58.5% in the same period last year. The decrease is primarily due to decreased salary costs 3.7%, bad debt expense 1.4%, advertising expense 1.1%, travel 0.9%, and medical insurance expense 0.9%, partially offset by increase in consulting 0.1%. Selling, general and administrative expenses for the direct response division were 21.4% of sales compared to 21.5% for the three month ended June 30, 2004 and 2003, respectively. The improvement is primarily due to leveraging on sales and increased operational efficiencies.

Operating income increased 63.1% to $21.0 million from $12.9 million for the three months ended June 30, 2004. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by weaker than expected sales and continued spending on our remerchandising efforts and systems and infrastructure build out at the American Music stores resulting in an operating loss of approximately $1.5 million for this segment for the period ending June 30, 2004.

Interest expense, net for the three months ended June 30, 2004, decreased to $1.4 million from $3.0 million in the second quarter of 2003. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003.

In the three months ended June 30, 2004, a $7.4 million provision for income taxes was recorded compared to $3.8 million for the same period last year, both based on an effective tax rate of approximately 38%. There were no significant changes in our operation that resulted in a change to the effective tax rate.

Net income for the three months ended June 30, 2004 increased 97.5% to $12.1 million, compared to $6.2 million in the same period last year as a result of the factors described above.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 increased 19.0% to $689.3 million, compared to $579.1 million same period last year.  Comparable store sales increased 9%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the six months ended June 30, 2004 totaled $526.4 million, a 19.2% increase from $441.5 million for the same period in 2003.  Sales from new stores contributed $42.4 million and represent 49.9% of the total increase in retail store sales.  Comparable Guitar Center store sales increased 10%.  The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $14.1 million in 2003 to $16.4 million in 2004. Net sales from American Music stores for the six months ended June 30, 2004 totaled $18.0 compared to $17.3 million in 2003.  Comparable American Music stores sales was 3%. Net sales from the direct response channel totaled $145.0 million for the six months ended June 30, 2004, a $24.6 million, or 20.4%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 12.5% to $64.6 million from $57.4 million for the six months ended June 30, 2004 compared to 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 27.6% to $80.4 million from $63.0 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the six months ended June 30, 2004 compared to 2003 increased 25.8% to $188.9 million from $150.2 million.  Gross profit as a percentage of net sales for the six months ended June 30, 2004 compared to 2003 increased to 27.4% from 25.9%.  Gross profit as a percentage of net sales for Guitar Center was 25.7% compared with 23.9% for the six months ended June 30, 2003. The increase is due to higher selling margin 1.4%, lower inventory shrink expense 0.1%, and leveraged occupancy costs 0.3%. The gross profit margin for the American Music stores was 34.7% compared to 38.5% for the same period last year.  The decrease is primarily due to lower selling margin and a change in product mix 3.3% and increased occupancy costs 0.6%. Gross profit margin for the direct response division was 32.8% for the six months ended June 30, 2004 compared to 31.7% in the same period last year.  The increase is due to higher selling margin resulting from better buying performance and favorable product mix 1.2%, decrease in inventory shrink 0.2%, partially offset by increased freight costs 0.2%.

Selling, general and administrative expenses for the six months ended June 30, 2004 increased 17.4% to $147.5 million from $125.7 million for the same period in 2003. Selling, general and administrative expenses as a percentage of sales, for the six months ended June 30, 2004 compared to 2003, decreased to 21.4% from 21.7%. Selling, general and administrative expenses for the Guitar Center stores were 20.5% as a percentage of sales for the six months ended June 30, 2004 and 2003. Selling, general and administrative expenses for the American Music stores were 48.3% of sales for the six months compared to 49.3% in the same period last year. The decrease is primarily due to decreased advertising expense 1.5%, medical insurance 0.7%, decreased supplies 0.3% and decreased travel expense 0.1%, offset by increases in general insurance expense 0.8%, consulting fees 0.2% and depreciation and amortization expense 0.5%. Selling, general and administrative expenses for the direct response division were 21.5% of sales compared to 22.1% for the six months ended June 30, 2004 and 2003, respectively. The improvement is primarily due to leveraging on better than expected sales and increased operational efficiencies as indicated by a reduction in payroll costs 1.0%, offset by an increase in advertising expense primarily related to programs to increase web traffic 0.5%,and an increase in consulting fees 0.1%.

Operating income increased 68.6% to $41.4 million from $24.5 million for the six months ended June 30, 2004. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by weaker than expected sales and continued spending on our remerchandising efforts and systems and infrastructure build out at the American Music stores resulting in an operating loss of approximately $2.5 million for this segment for the period ending June 30, 2004.

Interest expense, net for the six months ended June 30, 2004, decreased to $2.8 million from $6.1 million in the same period last year. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003 and the use of cash flow from operations to pay off our line of credit borrowings.

In the six months ended June 30, 2004, a $14.7 million provision for income taxes was recorded compared to $7.0 million for the same period last year, both based on an effective tax rate of approximately 38%. There were no significant changes in our operation that resulted in a change to the effective tax rate.

Net income for the six months ended June 30, 2004 increased 109.4% to $23.9 million, compared to $11.4 million in the same period last year as a result of the factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures related to infrastructure improvements and retail store expansion, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of June 30, 2004, we had no borrowings under our credit facility and had available borrowings of $111.4 million (net of $3.6 million of outstanding letters of credit).

In the fourth quarter of 2003, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, subject to borrowing base limitations ($115 million at June 30, 2004).  The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (4.25% at June 30, 2004) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (six month rate at June 30, 2004 was 1.94%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are fixed for the first six months of the amended agreement were 0.00% and 1.50%, respectively. After the initial six months, the applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.50%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.75%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.25% and the applicable LIBOR margin is 2.00%. An unused line fee is assessed on the unused portion of the credit facility based upon levels of excess availability. If excess availability is greater than $10 million, the unused line fee is 0.25%. If excess availability is less than or equal to $10 million, the unused line fee is 0.375%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111.4 million at June 30, 2004) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of June 30, 2004.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of any borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2007.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013.  Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses.  The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period or designated corporate events occur. As of June 30, 2004, Guitar Center’s common stock closed at or above $41.50 per share for twenty trading days within the thirty trading day period prior to the next conversion period.  As a result, holders of Guitar Center 4.0% Senior Convertible Notes due

2013 may, if they elect, convert the notes into common stock during the conversion period commencing July 16, 2004 and continuing through and including October 14, 2004. Whether or not the notes are convertible after October 14, 2004 will be determined based on the trading price of the common stock during the thirty trading days ending on October 15, 2004.  If during at least twenty such trading days the last reported sales price is at or above $41.50, the notes will remain convertible for the next quarterly conversion period.  The notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the Notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the new central distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreements call for monthly payments of $138,000 for a term of 36 months through September 1, 2005 with an option to extend through September 30, 2009 and monthly payments of $48,000 for a term of 24 months through December 28, 2005.

The terms of our significant financing agreements, including those related to our credit facility, the Senior Convertible Notes and the equipment lease facilities described above, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Net cash used in operating activities was $6.5 million for the six months ended June 30, 2004 compared to net cash provided by operating activities of $2.8 million for the same period last year. We used cash generated from our improved operations during the six months ended June 30, 2004 to increase inventories by $24 million and reduce accrued expenses by $21 million. The increase in merchandise inventory is required to support the continuing growth of the Company.

Cash used in investing activities decreased to $10.8 million for the six months ended June 30, 2004 compared to $11.3 million for the same period last year. The current period capital expenditures consisted primarily of capital expenditures for store expansions of $6.1 million compared to $5.7 million in the prior period and computer equipment purchases of $3.4 million in the current period compared to $3.9 million in the same period last year.

Cash provided by financing activities totaled $15.8 million for the six months ended June 30, 2004 compared to $75.5 million for the same period last year. The cash provided by financing activities for the current period primarily includes the proceeds received from the exercise of stock options $15.1 compared to the prior period when we received $96.9 from the Senior Convertible Notes.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the six months ended June 30, 2004, we opened eight new Guitar Center stores (three large format and five small format stores). Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 18 more had been opened as of June 30, 2004. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

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

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in 2003 and 12 stores in 2002, and currently anticipate opening 13 to 15 Guitar Center stores in 2004. Approximately half of the stores planned for 2004 are smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. In 2003, we opened one and closed two American Music stores. As of June 30, 2004, we have 19 American Music stores. For the remainder of 2004, we do not presently plan to open any American Music stores. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform and we continue to pursue acquisition opportunities. For an example, in July 2004, we acquired the assets of the band and orchestra instrument business of Karnes Music in the Chicago area. Total purchase consideration was approximately $3.0 million, subject to a working capital adjustment.

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

Our known capital resource and liquidity requirements for 2004 are presently expected to be primarily provided by cash on hand, net cash flow from operations and, possibly, borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  This interpretation was immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 did not have any impact on our consolidated financial statements.

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

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business has in the past and may in the future give rise to significant fluctuations from period to period as we reformat their store model and build-out the information technology and management structure. The American Music stores incurred significant operating losses in 2003 and for the first six months of 2004, and are expected to incur operating losses for the last six months of 2004.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of June 30, 2004, we operated 130 Guitar Center stores and 19 American Music stores.  We opened a total of 14 Guitar Center stores in 2003, and currently expect to open approximately 13 to 15 additional Guitar Center stores in 2004.  Approximately half of the Guitar Center stores planned for 2004 are expected to be smaller format units designed for secondary markets. Our planned store opening schedule for 2004 may be affected by any acquisitions we may transact during the year.  If we complete any such transactions, our planned organic store openings may be reduced.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer. In 2003, we opened one American Music store and closed two. In 2004, we do not plan to open any additional American Music stores.  We do, however, believe there exist a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit into our American Music platform. For an example, in July 2004 we acquired the assets of the band and orchestra instrument business of Karnes Music located in the Chicago area. However, we have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and for the first six months of 2004, and are expected to incur operating losses for the last six months of 2004.

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

As part of our retail growth strategy, we plan to open and/or acquire additional Guitar Center and American Music stores in new markets, which could include international markets. This expansion into new markets will present unique competitive and merchandising challenges, including:

•                  significant start-up costs, including promotion and advertising;

•                  higher advertising and other administrative costs as a percentage of sales than is experienced in mature markets that are served by multiple stores, particularly in large urban markets where radio and other media costs are high;

•                  management of stores in distant locations or foreign countries;

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

Historically, we have achieved significant sales growth in existing stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2004	2003	2002
Quarter 1	11%	4%	5%
Quarter 2	8%	5%	8%
Quarter 3	—%	7%	5%
Quarter 4	—%	10%	7%

Full Year	—%	7%	6%

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

Our management is presently anticipating comparable store sales growth of 6% to 8% for the Guitar Center stores’ third quarter of 2004. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

Our growth plans depend on our completion of acquisitions, and these transactions involve special risks.

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged and in July 2004, we acquired the assets of the band and orchestra instrument business of Karnes Music located in the Chicago area. Our growth plans for the American Music business contemplate a significant number of relatively small acquisitions. We also regularly investigate acquisition opportunities complimentary to our Guitar Center and Musician’s Friend businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction.  Acquisitions involve a number of special risks, including:

•                  diversion of our management’s attention;

•                  integration of the acquired business with our business; and

•                  unanticipated legal liabilities and other circumstances or events.

We depend on a relatively small number of manufacturers, suppliers and common carriers who may not be able or desire to supply our requirements.

Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing retail stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. We also rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Similarly, Musician’s Friend relies on common carriers to transport product to its fulfillment center in Kansas City, Missouri and onward to consumers. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations or to fulfill orders by direct response customers.

We face products liability risk.

Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. This risk is expected to increase as we use the capabilities of our Guitar Center distribution center to increase the private label and other proprietary product that we offer. Much of this product is manufactured by small companies located overseas. We currently maintain product liability insurance coverage in amounts that we believe are adequate. However, there can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

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

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing a new management information system at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to provide a systems backbone to permit growth of this division. In addition, we have begun marketing through the American Music stores some Guitar Center products not previously carried by American Music and offering lessons. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand.  This remerchandising strategy is not yet proven. Further, we have slowed our planned growth of the American Music division because the challenges posed by our infrastructure and remerchandising projects.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and the first six months of 2004, and are expected to incur operating losses for the last six months of 2004.  Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music and M&M Music, which totaled $20.6 million at June 30, 2004.

We depend on key personnel including our senior management who are important to the success of our business.

Our success depends to a significant extent on the services of Larry Thomas, our Chairman and Co-CEO, Marty Albertson, our President and Co-CEO, Robert Eastman, the CEO of our wholly-owned subsidiary, Musician’s Friend, Inc., and David Fleming, President and Chief Operating Officer of American Music, as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and growth plans. The loss of one or more of our key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

As of June 30, 2004, our corporate headquarters as well as 23 of our 130 Guitar Center stores were located in California, and stores located in that state generated 24.9% and 26.0% of our retail sales for the second quarter of 2004 and 2003, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At June 30, 2004, we had no outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

Item 4.                                                           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II.          OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of stockholders (the “Annual Meeting”) was held on April 29, 2004.  At that time there were present, in person or by proxy, 22,097,590 shares of our common stock.

(b)                                 At the annual meeting, two items were submitted to a vote of stockholders: (1) the election of directors; and (2) the approval of the 2004 Guitar Center, Inc. Incentive Stock Award Plan.

(c)                                  (1)                                  The results of voting for the election of ten directors at the Annual Meeting were as follows:

Nominee	For	Withheld

Larry Thomas	21,207,177	890,413
Marty Albertson	21,855,044	242,546
Wm. Christopher Gorog	21,846,424	251,166
Wayne Inouye	21,818,606	278,984
George Jones	21,853,824	243,766
Larry Livingston	21,848,421	249,169
George Mrkonic	20,803,301	1,294,289
Kenneth Reiss	21,084,841	1,012,749
Walter Rossi	21,119,853	977,737
Peter Starrett	21,570,204	527,386

(2)                                  The results of voting for the approval of the 2004 Guitar Center, Inc. Incentive Stock Award Plan were as follows:

For	Against	Abstain	Broker Non-Votes
15,876,851	2,476,495	13,736	0

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

3.1                                 Amended and Restated Bylaws (Filed herewith).

10.1                           Amendment No.3 dated January 1, 2004 to Third Amended and Restated Employment Agreement between Guitar Center, Inc. and Larry Thomas (Filed herewith).

10.2                           Amendment No.3 dated January 1, 2004 to Third Amended and Restated Employment Agreement between Guitar Center, Inc. and Marty Albertson (Filed herewith).

10.3                           Amendment No.1 dated January 1, 2004 to Third Amended and Restated Employment Agreement between Guitar Center, Inc. and Bruce Ross (Filed herewith).

10.4                           Form of Executive Severance Benefits Agreement between Guitar Center, Inc., Musician’s Friend, Inc. or Guitar Center Stores, Inc. and our executive officers not party to employment agreements (Filed herewith).

10.5                           Amendment to 1997 Equity Participation Plan (Filed herewith).

31.1                           Certification of the Company’s Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the Company’s Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3                           Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Company’s Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the Company’s Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3                           Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbans-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

We filed a Current Report on Form 8-K on April 27, 2004 disclosing under caption of Items 5 and 12, financial information for the quarter ended March 31, 2004.

We filed a Current Report on Form 8-K on July 1, 2004 disclosing under caption of Item 5, information regarding the convertibility of our 4.0% Senior Convertible Notes due 2013 and the related treatment, of such notes for financial reporting purposes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of August 2004.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)