Form 10-Q
period 2004-09-30
GUITAR CENTER INC
filed 2004-11-09
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes     ☒                No       ☐

As of November 5, 2004, 25,319,036 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

INDEX

Part I.	Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Consolidated Statements of Income – Three months ended September 30, 2004 and 2003

Consolidated Statements of Income – Nine months ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.

Other Information

	Item 6.	Exhibits

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$11,804	$5,350
Accounts receivable, net	23,592	23,814
Merchandise inventories	321,943	288,873
Prepaid expenses and deposits	20,561	11,543
Deferred income taxes	5,631	5,631
Total current assets	383,531	335,211

Property and equipment, net	95,143	93,347
Goodwill	26,399	25,995
Deposits and other assets, net	8,259	6,318
	$513,332	$460,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,082	$47,778
Accrued expenses and other current liabilities	57,418	71,616
Merchandise advances	16,773	17,104
Total current liabilities	124,273	136,498

Other long-term liabilities	6,605	5,982
Deferred income taxes	4,220	4,220
Long-term debt	100,000	100,000
Total liabilities	235,098	246,700

Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,312 at September 30, 2004 and 23,998 at December 31, 2003	253	240
Additional paid in capital	303,948	276,233
Accumulated deficit	(25,967)	(62,302)
Stockholders’ equity	278,234	214,171
	$513,332	$460,871

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2004	2003

Net sales	$354,909	$300,112
Cost of goods sold, buying and occupancy	256,968	220,261
Gross profit	97,941	79,851

Selling, general and administrative expenses	76,628	66,182
Operating income	21,313	13,669

Interest expense, net	1,294	4,335

Income before income taxes	20,019	9,334

Income taxes	7,608	3,553

Net income	$12,411	$5,781

Net income per share
Basic	$0.49	$0.25
Diluted	$0.45	$0.23

Weighted average shares outstanding
Basic	25,211	23,430
Diluted	29,235	24,944

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2004	2003

Net sales	$1,044,234	$879,254
Cost of goods sold, buying and occupancy	757,397	649,197
Gross profit	286,837	230,057

Selling, general and administrative expenses	224,146	191,846
Operating income	62,691	38,211

Interest expense, net	4,082	10,430

Income before income taxes	58,609	27,781

Income taxes	22,274	10,573

Net income	$36,335	$17,208

Net income per share
Basic	$1.47	$0.75
Diluted	$1.38	$0.71

Weighted average shares outstanding
Basic	24,698	23,075
Diluted	26,905	24,329

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$36,335	$17,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,640	15,056
Amortization of deferred financing fees	784	650
Write down of deferred financing fees	—	722
Tax benefit from exercise of stock options	9,686	—
Changes in operating assets and liabilities:
Accounts receivable, net	695	659
Merchandise inventories	(31,263)	1,485
Prepaid expenses and deposits	(9,018)	(728)
Deposits and other assets, net	(2,781)	(509)
Accounts payable	2,304	(17,882)
Accrued expenses and other current liabilities	(14,198)	(3,132)
Merchandise advances	(331)	(686)
Other long term liabilities	623	232
Net cash provided by operating activities	9,476	13,075

Investing activities
Purchase of property and equipment	(18,289)	(16,855)
Acquisition of business	(2,775)	—
Net cash used in investing activities	(21,064)	(16,855)

Financing activities
Net change in revolving line of credit	—	(40,345)
Proceeds from exercise of stock options	17,336	12,416
Proceeds from stock issued under employee purchase plan	706	422
Proceeds from senior convertible note	—	96,875
Payments on senior note	—	(66,667)
Payments under capital lease	—	(151)
Net cash provided by financing activities	18,042	2,550

Net increase (decrease) in cash	6,454	(1,230)
Cash and cash equivalents at beginning of year	5,350	5,931

Cash and cash equivalents at end of period	$11,804	$4,701

Non-cash activities
Acquisition of business:
Fair value of assets acquired	$1,988
Receivables held in escrow	540
Goodwill	404
Liabilities assumed	(157)
Cash paid for acquisition	$2,775

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.             Nature of Business and Basis of Presentation

Nature of Business

Guitar Center, Inc., and subsidiaries (“Guitar Center,” the “Company,” “we,” “us” or “our”) is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. As of September 30, 2004, our retail subsidiary operated 135 Guitar Center retail stores, with 112 stores in 46 major markets and 23 stores in secondary markets across the United States.  In addition, as of September 30, 2004, our American Music division operated 20 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of September 30, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.             Acquisition

On July 23, 2004, our American Music division acquired one store and related assets in the Chicago area. The results of operations of the acquired store were not material to Guitar Center’s previously presented consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations are included in the Guitar Center’s consolidated financial statements from the date of the acquisition.

3.             Earnings Per Share

The following table summarizes the reconciliation of basic to diluted weighted average shares for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$12,411	$5,781	$36,335	$17,208
Add: Interest, net of tax on 4% Senior Convertible Notes	733	—	733	—
Net income excluding interest expense on 4% Senior Convertible Notes	13,144	5,781	37,068	17,208

Basic shares	25,211	23,430	24,698	23,075
Common stock equivalents - dilutive effect of options outstanding	1,132	1,514	1,243	1,254
Common stock equivalents - dilutive effect of conversion of 4% Senior Convertible Notes	2,892	—	964	—
Diluted shares	29,235	24,944	26,905	24,329
Diluted net income per share	$0.45	$0.23	$1.38	$0.71

For the nine months ended September 30, 2004, 381,000 options with an exercise price of $39.98 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.  For the nine months ended September 30, 2003, 145,000 options with exercise prices ranging from $28.30 to $30.70 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

The 4.0% Senior Convertible Notes due 2013 (Note 6) became convertible into common stock during the conversion period commencing July 16, 2004 and continuing through and including October 14, 2004. Since the notes were convertible during the third quarter of 2004, diluted net income per share is determined using the “if-converted” method as prescribed under Statement of Financial Accounting Standards No. 128. The impact on our diluted income per share from the incremental shares on the 4% Senior Convertible Notes was $0.02 for the three and nine months ended September 30, 2004.

4.             Segment Information

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

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three and nine months ended September 30, 2004 and 2003 and total assets as of September 30, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	Guitar Center	American Music	Direct Response	Total	Guitar Center	American Music	Direct Response	Total
Net sales	$272,338	$10,727	$71,844	$354,909	$798,725	$28,697	$216,812	$1,044,234
Gross profit	71,838	3,606	22,497	97,941	206,906	9,837	70,094	286,837
Depreciation and amortization	4,568	364	499	5,431	13,912	1,082	1,646	16,640
Selling, general and administrative expenses	56,538	4,896	15,194	76,628	164,251	13,583	46,312	224,146
Income (loss) before income taxes	14,516	(1,939)	7,442	20,019	40,071	(5,682)	24,220	58,609
Capital expenditures	5,996	242	1,216	7,454	15,194	804	2,291	18,289
Total assets					377,930	65,699	69,703	513,332

	Three Months Ended September 30, 2003				Nine Months Ended September 30, 2003
	Guitar Center	American Music	Direct Response	Total	Guitar Center	American Music	Direct Response	Total
Net sales	$231,178	$9,936	$58,998	$300,112	$672,659	$27,209	$179,386	$879,254
Gross profit	57,556	3,231	19,064	79,851	162,964	9,877	57,216	230,057
Depreciation and amortization	4,135	303	656	5,094	12,200	843	2,013	15,056
Selling, general and administrative expenses	48,412	5,055	12,715	66,182	138,923	13,562	39,361	191,846
Income (loss) before income taxes	5,680	(2,648)	6,302	9,334	16,276	(6,022)	17,527	27,781
Capital expenditures	4,586	501	485	5,572	13,804	1,716	1,335	16,855
Total assets					348,145	66,865	38,807	453,817

5.             Stock-Based Compensation

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$12,411	$5,781	$36,335	$17,208
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	870	2,173	2,873	4,739
Pro forma net income	$11,541	$3,608	$33,462	$12,469

Earnings per share:
Basic - as reported	0.49	0.25	1.47	0.75
Basic - pro forma	0.46	0.15	1.35	0.54
Diluted - as reported	0.45	0.23	1.38	0.71
Diluted - pro forma	0.42	0.14	1.27	0.51
Assumptions:
Risk free interest rate	3.8%	3.7%	3.8%	3.7%
Expected life of options	6.67	6.67	6.67	6.67
Expected volatility	60.8%	63.1%	60.8%	63.1%
Expected dividends	—	—	—	—

6.                                       Convertible Notes Offering

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013.  The notes are convertible at an effective conversion price of $34.58 per share and the full number of shares issuable upon conversion of the notes are 2,892,000 shares. Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all $66.7 million principal amount of Senior Notes outstanding and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses. Interest expense related to the redemption premium and the write-off of deferred financing costs associated with the Senior Notes redeemed was $1.9 million.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per share” (“EITF No. 04-8”). The Task Force reached a consensus that contingently convertible debt instruments, such as our 4.00% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus requires an amendment to FASB Statement No. 128, “Earnings per Share”, and may be effective before the end of 2004.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment based on annual revenue. Our retail subsidiary operated 135 Guitar Center retail locations as of September 30, 2004, with 112 stores in 46 major markets and 23 stores in secondary markets across the United States. In addition, at September 30, 2004 our American Music division operated 20 family music stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the third quarter, we opened a large format Guitar Center store in Glen Burnie, Maryland, and four small format stores in South Bend, Indiana, Kalamazoo, Michigan, Baton Rouge, Louisiana and Peoria, Illinois. These stores added 56,400 square feet of Guitar Center retail space and brought us to a total of 2.053 million square feet of Guitar Center retail space at the end of the quarter. Also, during the quarter, our American Music division acquired one store in the Chicago market. As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets.

From 1999 to 2003, our net sales grew at an annual compound growth rate of 19%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 31% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We achieved comparable store sales growth of 11%, 8% and 9% for the first three quarters of 2004 compared to 4%, 5% and 7% for the same periods in 2003. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period.  All references in this report to comparable stores sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended September 30, 2004 increased 18.3%, or $54.8 million, to $354.9 million compared to $300.1 million in the third quarter of 2003. Net income for the third quarter was $12.4 million, which is a 114.7% increase over the $5.8 million we reported in the third quarter of 2003. Earnings per diluted share increased to $0.45 compared to $0.23 in the third quarter of 2003.

Our Guitar Center retail division turned in a strong performance for the quarter, including 9% comparable stores sales. Our stores experienced strong traffic during the quarter which we believe reflects the heightened interest in music participation and the development of Internet vehicles to create, produce and market music as these factors also contribute to our sales. Net sales from our Guitar Center stores increased 17.8% to $272.3 million from $231.2 million in last year’s third quarter. Sales from new stores contributed $20.3 million and accounted for 49.5% of the increase.

Musician’s Friend, our direct response division, generated a net sales increase of 21.7% for the quarter to $71.8 million compared to $59.0 million in the third quarter of 2003. Operating income was above our expectations. For the third quarter, we achieved an initial order fill rate of 94%, up from 93% in the third quarter of 2003. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer. Inventory turn improved to 5.3 times on a trailing twelve-month basis compared to 5.1 times in the third quarter of 2003. The improvements that were made to the Musician’s Friend web site over the last year, as well as the infrastructure and systems at the direct response call center and fulfillment center, permitted us to capitalize on high demand.

In July 2004, we acquired the band and orchestra business of Karnes Music to continue the build out of our American Music presence in the Chicago market. Comparable American Music stores sales for the quarter were approximately flat with the prior year. American Music incurred an operating loss of $1.3 million for the third quarter on a pre-tax basis. During the quarter, we continued to focus on remerchandising, systems execution and infrastructure build out. Failure to execute on these initiatives could potentially require us to recognize an impairment related to the significant amount of goodwill recorded in the acquisitions of American Music, M&M Music and Karnes Music, which totaled $21.0 million at September 30, 2004. No such impairment has been recognized through September 30, 2004.

We are focused on leveraging the infrastructure investments we have made to streamline inventory management and improve operating efficiencies across the Company. Continued execution of these initiatives will be necessary to our business objectives for the remainder of 2004.

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

Valuation of Inventory

We value our inventories at the lower of cost using the first-in, first-out (FIFO) method or market.  Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis over the term of the associated rental agreement for rent-to-own sales, or over the estimated useful life of the rented instrument for rental only items.  We record adjustments to the value of inventory based upon obsolescence and changes in market value.  Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory.  The amounts are expensed to cost of goods sold as the associated inventory is sold.  Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives.  Based on this evaluation, we record impairment adjustments to cost of goods sold for estimated decreases in net realizable value.  These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate accurately, could result in inventory valuation changes in the future.

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within thirty days after the date of purchase, and we allow Musician’s Friend customers to return product within forty-five days. American Music customers have ten business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $4.5 million and $3.6 million in the nine months ended September 30, 2004 and 2003, respectively.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.6	26.6	27.5	26.2
Selling, general, and administrative expense	21.6	22.1	21.5	21.8
Operating income	6.0	4.5	6.0	4.4
Interest expense, net	0.4	1.4	0.4	1.2
Income before income tax expense	5.6	3.1	5.6	3.2
Income tax expense	2.1	1.2	2.1	1.2
Net income	3.5	1.9	3.5	2.0

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004 increased 18.3% to $354.9 million, compared to $300.1 million same period last year.  Comparable store sales increased 9%. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the three months ended September 30, 2004 totaled $272.3 million, a 17.8% increase from $231.2 million for the same period in 2004.  Sales from new stores contributed $20.3 million and represent 49.5% of the total increase in retail store sales.  Comparable Guitar Center store sales for the quarter increased 9%.  The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores. Our management is presently anticipating comparable store sales growth for the Guitar Center stores of 3% to 5% for the fourth quarter in 2004.  Please see “Forward-Looking Statements; Business Risks,” below. Net sales from American Music stores for the three months ended September 30, 2004 totaled $10.7 compared to $9.9 million in 2003. $666,000 of the increase relates to the Karnes Music acquisition. Comparable American Music stores sales for the quarter were approximately flat with the prior year. Net sales from the direct response channel totaled $71.8 million for the three months ended September 30, 2004, a $12.8 million, or 21.7%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 20.9% to $33.0 million from $27.3 million for the three months ended September 30, 2004 compared to 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 22.4% to $38.8 million from $31.7 million for the same period last year.

Gross profit for the three months ended September 30, 2004 compared to 2003 increased 22.7% to $97.9 million from $79.9 million.  Gross profit as a percentage of net sales for the quarter ended September 30, 2004 compared to 2003 increased to 27.6% from 26.6%.  Gross profit as a percentage of net sales for Guitar Center was 26.4% compared with 24.9% in the third quarter of 2003. The increase is due to higher selling margin 1.2%, reduced freight 0.1%, and leveraged occupancy costs 0.3% due to the strong comparable store sales increase, offset by higher inventory shrink 0.1%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center.  The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for the American Music stores was 33.6% compared to 32.5% for the same period last year.  The increase reflects the benefit of the acquisition of Karnes Music 0.4% and reduced inventory shrink 3.8%, offset by declining selling margin due to a change in product mix 3.1%. Gross profit margin for the direct response division was 31.3% for the quarter compared to 32.3% in the third quarter of 2003. The decrease resulted primarily from reduced selling margin 0.7% and higher freight costs 0.3%.

Selling, general and administrative expenses for the three months ended September 30, 2004 increased 15.8% to $76.6 million from $66.2 million for the same period in 2003. Selling, general and administrative expenses were 21.6% as a percentage of sales in the three months ended September 30, 2004 compared to 22.1% in the same period last year. Selling, general and administrative expenses for the Guitar Center stores in the third quarter were 20.8% as a percentage of net sales compared to 20.9% in last year’s third quarter. The improvement is primarily due to leveraging on sales and increased operational efficiencies as indicated by reduced general insurance 0.2%, lower travel and entertainment 0.2%, offset by increased professional fees 0.2% and credit card expense 0.1%. Selling, general and administrative expenses for the American Music stores were 45.6% of sales in the third quarter compared to 50.9% in the same period last year. The decrease is primarily due to decreased advertising expense 3.2%, bad debt 1.6%, supplies 0.7%, and auto expense 0.4%, partially offset by increased salary costs 0.6%. Selling, general and administrative expenses for the direct response division were 21.1% of sales compared to 21.6% for the three month ended September 30, 2004 and 2003, respectively. The improvement is primarily due to decrease in salary costs 1.0%, and a reduction in depreciation expense 0.4% due to the maturation of the direct response operating system, partially offset by an increase in advertising expense 0.7% and credit card expense 0.2%.

Operating income increased 55.9% to $21.3 million from $13.7 million for the three months ended September 30, 2004. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by an operating loss of approximately $1.3 million for the American Music segment for the quarter ended September 30, 2004.

Interest expense, net for the three months ended September 30, 2004, decreased to $1.3 million from $4.3 million in the second quarter of 2003. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003.

In the three months ended September 30, 2004, a $7.6 million provision for income taxes was recorded compared to $3.6 million for the same period last year, both based on an effective tax rate of approximately 38%.

Net income for the three months ended September 30, 2004 increased 114.7% to $12.4 million, compared to $5.8 million in the same period last year as a result of the factors described above.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 increased 18.8% to $1.0 billion, compared to $879.3 million in the same period last year.  Comparable store sales increased 9%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the nine months ended September 30, 2004 totaled $798.7 million, an 18.7% increase from $672.7 million for the same period in 2003.  Sales from new stores contributed $62.7 million and represent 49.8% of the total increase in retail store sales.  Comparable Guitar Center store sales increased 9%. Net sales from American Music stores for the nine months ended September 30, 2004 totaled $28.7 compared to $27.2 million in 2003.  American Music comparable stores sales was 2%. Net sales from the direct response channel totaled $216.8 million for the nine months ended September 30, 2004, a $37.4 million, or 20.9%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 15.4% to $97.6 million from $84.6 million for the nine months ended September 30, 2004 compared to 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 25.7% to $119.2 million from $94.8 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the nine months ended September 30, 2004 compared to 2003 increased 24.7% to $286.8 million from $230.1 million.  Gross profit as a percentage of net sales for the nine months ended September 30, 2004 compared to 2003 increased to 27.5% from 26.2%.  Gross profit as a percentage of net sales for Guitar Center was 25.9% compared with 24.2% for the nine months ended September 30, 2003. The increase is due to higher selling margin 1.4%, lower inventory shrink expense 0.1%, lower freight costs and leveraged occupancy costs 0.3%. The gross profit margin for the American Music stores was 34.3% compared to 36.3% for the same period last year.  The decrease is primarily due to lower selling margin due to a change in product mix 1.5% and increased occupancy costs 0.5%. Gross profit margin for the direct response division was 32.3% for the nine months ended September 30, 2004 compared to 31.9% in the same period last year.  The increase is due to higher selling margin resulting from better buying performance and favorable product mix 0.6%, decrease in inventory shrink 0.1%, partially offset by increased freight costs 0.2%.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased 16.8% to $224.1 million from $191.8 million for the same period in 2003. Selling, general and administrative expenses as a percentage of sales, for the nine months ended September 30, 2004 compared to 2003, decreased to 21.5% from 21.8%. Selling, general and administrative expenses for the Guitar Center stores were 20.6% as a percentage of sales for the nine months ended September 30, 2004 compared to 20.7% for the same period last year. The improvement is primarily due to leveraging on sales and increased operational efficiencies as indicated by reduced general insurance 0.1%, and lower computer repairs and maintenance 0.1%, offset by increased professional fees 0.1%. Selling, general and administrative expenses for the American Music stores were 47.3% of sales for the nine months compared to 49.8% in the same period last year. The decrease is primarily due to decreased advertising expense 2.0%, bad debt expense 0.6%, medical insurance 0.5% and supplies 0.5%, partially offset by increases in depreciation and amortizations costs 0.5%, salary costs 0.4% and professional fees 0.2%. Selling, general and administrative expenses for the direct response division were 21.4% of sales compared to 21.9% for the nine months ended September 30, 2004 and 2003, respectively. The improvement is primarily due to leveraging on better than expected sales and increased operational efficiencies as indicated by a reduction in payroll costs 1.0%, a decrease in depreciation and amortization 0.4%, partially offset by an increase in advertising expense primarily related to programs to increase web traffic 0.5% and an increase in general insurance 0.2%.

Operating income increased 64.1% to $62.7 million from $38.2 million for the nine months ended September 30, 2004. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by an operating loss of approximately $3.7 million for the American Music segment for the nine months ended September 30, 2004.

Interest expense, net for the nine months ended September 30, 2004, decreased to $4.1 million from $10.4 million in the same period last year. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003 and the use of cash flow from operations to pay off our line of credit borrowings.

In the nine months ended September 30, 2004, a $22.3 million provision for income taxes was recorded compared to $10.6 million for the same period last year, both based on an effective tax rate of approximately 38%.

Net income for the nine months ended September 30, 2004 increased 111.2% to $36.3 million, compared to $17.2 million in the same period last year as a result of the factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures related to infrastructure improvements and retail store expansion, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of September 30, 2004, we had no borrowings under our credit facility and had available borrowings of $110.4 million (net of $4.6 million of outstanding letters of credit).

In the fourth quarter of 2003, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, subject to borrowing base limitations ($115 million at September 30, 2004).  The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (4.75% at September 30, 2004) plus applicable prime margin, or London Interbank Offered Rate, or

LIBOR (nine month rate at September 30, 2004 was 2.35%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are fixed for the first six months of the amended agreement and were 0.00% and 1.50%, respectively. After the initial six months, the applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.50%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.75%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.25% and the applicable LIBOR margin is 2.00%. An unused line fee is assessed on the unused portion of the credit facility based upon levels of excess availability. If excess availability is greater than $10 million, the unused line fee is 0.25%. If excess availability is less than or equal to $10 million, the unused line fee is 0.375%. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement ($110.4 million at September 30, 2004) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of September 30, 2004.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of any borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2007.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013.  Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses.  The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period or designated corporate events occur. As of September 30, 2004, Guitar Center’s common stock closed at or above $41.50 per share for twenty trading days within the thirty trading day period prior to the next conversion period.  As a result, holders of Guitar Center 4.0% Senior Convertible Notes due 2013 may, if they elect, convert the notes into common stock during the conversion period commencing July 16, 2004 and continuing through and including October 14, 2004. During the thirty trading days ending October 15, 2004, our common stock traded above $41.50, and as a result the notes will remain convertible for the next quarterly conversion period. The notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the Notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

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

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 2004 compared to $13.1 million for the same period last year. We used cash generated from our improved operations during the nine months ended September 30, 2004 to increase inventories by $31 million and reduce accrued expenses by $14 million. The increase in merchandise inventory is required to support the continuing growth of the Company.

Cash used in investing activities increased to $21.1 million for the nine months ended September 30, 2004 compared to $16.9 million for the same period last year. The current period capital expenditures consisted primarily of capital expenditures for store expansions and remodels of $11.8 million compared to $9.9 million in the prior period and computer equipment purchases of $5.3 million in the current period compared to $4.8 million in the same period last year.

 Cash provided by financing activities totaled $18.0 million for the nine months ended September 30, 2004 compared to $2.6 million for the same period last year. The cash provided by financing activities for the current period primarily consist of the proceeds received from the exercise of stock options of $17.3 million compared to the prior period which principally consisted of proceeds from the Senior Convertible Notes offset by the redemption of the senior notes and the paydown of the credit facility.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the nine months ended September 30, 2004, we opened 13 new Guitar Center stores (four large format and nine small format stores). Each new large format Guitar Center store typically has required approximately $1.6 to $1.8 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $850,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 23 more had been opened as of September 30, 2004. Our small format stores have typically incurred approximately $560,000 in capital expenditures and require approximately $1.1 million to $1.2 million in inventory.

We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. We have a 10-year agreement to lease the facility and we also have numerous additional commitments necessary to support the operations of the facility. Starting in 2003, nearly all products flow through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. Migration from our former “drop-ship” model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. This can result in a slight decrease in reported gross margin depending on our success in defraying these additional costs, although we also expect to realize efficiencies involving other costs such as selling, general and administrative expense and interest expense.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet.  The costs of these initiatives and other investments related to our businesses will continue to be significant.

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in 2003 and 12 stores in 2002, and currently anticipate opening 14 Guitar Center stores in 2004. Approximately two-thirds of the stores opened in 2004 are smaller format units designed for secondary markets. We opened a total of eight American Music stores in 2002, five of the eight by acquisition of M&M Music, a band instrument and retail merchandise retailer. In 2003, we opened one and closed two American Music stores. As of September 30, 2004, we have 20 American Music stores, one of which was the acquisition of the former Karnes Music store completed in July 2004. For the remainder of 2004, we do not presently plan to open any American Music stores. We have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated. We do, however, believe there exists a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our American Music platform and we continue to pursue acquisition opportunities.

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

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per share” (“EITF No. 04-8”). The Task Force reached a consensus that contingently convertible debt instruments, such as our 4.00% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus requires an amendment to FASB Statement No. 128, “Earnings per Share”, and may be effective before the end of 2004.

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

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business has in the past and may in the future give rise to significant fluctuations from period to period as we reformat their store model and build-out the information technology and management structure. The American Music stores incurred significant operating losses in 2003 and for the first nine months of 2004, and are expected to incur operating losses for at least the next several quarters.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of September 30, 2004, we operated 135 Guitar Center stores and 20 American Music stores.  We opened a total of 14 Guitar Center stores in 2003, and currently expect to open 14 additional Guitar Center stores in 2004.  Approximately two-thirds of the Guitar Center stores opened in 2004 are smaller format units designed for secondary markets. Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer. In 2003, we opened one American Music store and closed two. In 2004, we acquired one additional American Music store in the Chicago area. We believe there exist a number of acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our American Music platform. However, we have slowed our planned growth of the American Music division because our infrastructure and remerchandising projects at this business have to date required more time and resources than originally anticipated.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and for the first nine months of 2004, and are expected to incur operating losses for at least the next several quarters.

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

Historically, we have achieved significant sales growth in existing stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our retail stores:

	2004	2003	2002
Quarter 1	11%	4%	5%
Quarter 2	8%	5%	8%
Quarter 3	9%	7%	5%
Quarter 4	—%	10%	7%

Full Year	—%	7%	6%

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

Our management is presently anticipating comparable store sales growth of 3% to 5% for the Guitar Center stores’ fourth quarter of 2004. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

Our growth plans depend on our completion of acquisitions, and these transactions involve special risks.

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged, and in July 2004 we acquired the assets of the band and orchestra instrument business of Karnes Music located in the Chicago area. We regularly investigate acquisition opportunities complimentary to our Guitar Center, Musician’s Friend and American Music businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction.  Acquisitions involve a number of special risks, including:

•                  diversion of our management’s attention;

•                  integration of the acquired business with our business; and

•                  unanticipated legal liabilities and other circumstances or events.

We depend on a relatively small number of manufacturers, suppliers and common carriers who may not be able or desire to supply our requirements.

Brand recognition is of significant importance in the retail music products business. As a result, we depend on a relatively small number of manufacturers and suppliers for both our existing retail stores and the direct response unit as well as our expansion goals for each of these units. We do not have any long-term contracts with our suppliers, and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business. A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot assure you that sufficient quantities or the appropriate mix of products will be available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and thereby may be unwilling or unable for contractual or other reasons to meet our requirements. The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances requires changes and upgrades to the operational procedures and logistics and supply chain management capabilities of vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. We rely on common carriers to transport product from our vendors to our central distribution center in Indiana, and from the distribution facility to our Guitar Center stores. Similarly, Musician’s Friend relies on common carriers to transport product to its fulfillment center in Kansas City, Missouri and onward to consumers. Any disruption in the services of common carriers due to employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations or to fulfill orders by direct response customers.

We face products liability risk.

Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. This risk is expected to increase as we use the capabilities of our Guitar Center and Musician’s Friend distribution centers to increase the private label and other proprietary product that we offer. Much of this product is manufactured by small companies located overseas. We currently maintain product liability insurance coverage in amounts that we believe are adequate. However, there can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

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

We must grow our American Music business in order to reach profitability and earn an acceptable return on that investment.

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. We are installing a new management information system at American Music, which has proven to be a challenging project requiring more time and resources than originally anticipated. This implementation is an important project to provide a systems backbone to permit growth of this division. In addition, we have begun marketing through the American Music stores some Guitar Center products not previously carried by American Music and offering lessons. This change in merchandising strategy from the historic focus of American Music on band instruments is in process and is an important element of our family music store concept for this brand.  This remerchandising strategy is not yet proven. Further, we have slowed our planned growth of the American Music division because the challenges posed by our infrastructure and remerchandising projects.  As a result of these factors, the American Music stores incurred significant operating losses in 2003 and the first nine months of 2004, and are expected to incur operating losses for at least the next several quarters. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, M&M Music and Karnes Music, which totaled $21.0 million at September 30, 2004.

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

As of September 30, 2004, our corporate headquarters as well as 23 of our 135 Guitar Center stores were located in California, and stores located in that state generated 18.1% and 26.1% of our retail sales for the third quarter of 2004 and 2003, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

While we believe that our internal control over financial reporting operates at a reasonable level of effectiveness, we are still exposed to potential risks from recent legislation requiring companies to evaluate such controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent auditors to attest to, such controls, as required by Section 404 of the Sarbanes-Oxley Act.  During this process, we have identified what may be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters.  To date, we do not believe that any of these issues constitute a material weakness.  Nonetheless, since this is the first year of implementation of Section 404 the compliance standards are not fully known and we and all other public companies are incurring additional expenses related to outside experts and a diversion of management’s time.  Although we have made this project a top priority for the Company, there can be no assurances that all potential deficiencies identified will be remediated before the end of our fiscal year.

We may need to change the manner in which we conduct our business if government regulation or taxation imposes additional costs and adversely affects our financial results.

The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could adversely affect the manner in which we currently conduct our catalog and e-commerce business and the results of operations of that unit. For example, laws and enforcement practices related to the taxation of catalog, telephone and online commercial activity, including the collection of sales tax on direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

We face risks created by litigation, governmental proceedings, labor disputes or environmental matters.

We are involved in a number of litigation matters in the ordinary course of our business.  Among these cases is a putative class action brought against us for alleged violations of what is known as California’s “wage and hour” law.  The plaintiff has alleged, among other things, that we improperly failed to document and enforce break-time and lunch-time periods for employees.  This litigation has just recently been filed and no discovery has yet commenced.  We intend to defend this matter vigorously.  Current and future litigation that our Company is involved in may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome.  In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of our normal business operations.

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At September 30, 2004, we had no outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent auditors to attest to, such controls, as required by Section 404 of the Sarbanes-Oxley Act.  During this process, we have identified what may be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters.  To date, we do not believe that any of these issues constitute a material weakness.  Nonetheless, since this is the first year of implementation of Section 404 the compliance standards are not fully known and we and all other public companies are incurring additional expenses related to outside experts and a diversion of management’s time.  Although we have made this project a top priority for the Company, there can be no assurances that all potential deficiencies identified will be remediated before the end of our fiscal year.

Part II.   OTHER INFORMATION

Item 6.                Exhibits

Exhibits:

10.1         Form of Stock Option Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (filed herewith).

10.2         Form of Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (filed herewith).

10.3         Form of Deferred Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (filed herewith).

31.1         Certification of the Company’s Co-Chief ExecutiveOfficer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Company’s Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3         Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Company’s Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Company’s Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3         Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2004.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President, Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)