Form 10-K
period 2004-12-31
GUITAR CENTER INC
filed 2005-03-14
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-22207

GUITAR CENTER, INC.

(Exact name of registrant as specified in charter)

Delaware	95-4600862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5795 Lindero Canyon Road Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 735-8800

Securities registered pursuant to 12(b) of the Act:
None

Securities registered pursuant to 12(g) of the Act:
Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

As of March 1, 2005, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $1,538,489,000 (based upon the last business day of the Registrant’s most recently completed second fiscal quarter sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director and each person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, there were 25,807,410 shares of Common Stock, par value $.01 per share, outstanding.

Portions of the Proxy Statement for the annual stockholders’ meeting scheduled to be held on May 5, 2005 are incorporated by reference into Part III.

The Exhibit Index appears on page 48.

PART I

Item 1. BUSINESS

Company History

Guitar Center, Inc. was founded in 1964 in Hollywood, California. Our flagship Hollywood store currently is one of the nation’s largest and best-known retail stores of its kind with approximately 30,600 square feet of retail space. The Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of the Hollywood store is the Rock Walk which memorializes over 200 famous musicians and music pioneers. The Rock Walk attracts several tour buses daily and has helped to create international recognition of the Guitar Center name. In 1972, we opened our second store in San Francisco to capitalize on the emerging San Francisco rock ‘n roll scene. By this time, our inventory had been expanded to include drums, keyboards, accessories, live-sound/DJ and recording equipment.

Throughout the 1980s, we expanded by opening nine stores in five major markets, including Chicago, Dallas and Minneapolis. Since 1990, we have continued our new store expansion and have focused on building the infrastructure necessary to manage our strategically planned growth. As of December 31, 2004, we operated 136 Guitar Center stores. Among the 14 new stores we opened in 2004 were 5 large format stores and 9 small format stores. Current executive officers and key managers have been with our company for an average of 11 years, and our Chief Executive Officer, Mr. Marty Albertson and our Chairman Emeritus, Mr. Larry Thomas, effectively assumed full operating control in 1992. Since then, we have focused on developing and realizing our long-term goal of expanding our position as the leading music products retailer throughout the United States.

In May of 1999, we merged with Musician’s Friend, Inc. Musician’s Friend, a separate business unit of our company, operates the largest direct response channel (catalog and e-commerce) in the musical instruments industry in the United States. Robert Eastman, Chief Executive Officer of Musician’s Friend, has been with the company for 21 years.

In April of 2001, we acquired the assets of American Music Group, Ltd. and related companies, a leading musical instrument retailer specializing in the sale and rental of band instruments and accessories. American Music operates as a retail business and serves the student and family market through its 19 band instrument retail stores.

On February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. Music & Arts Center’s operations include approximately 60 retail locations and seven educational support centers. In the fiscal year ended January 31, 2005, Music & Arts’ sales were approximately $80 million. The Music & Arts stores are primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. Under the terms of the agreement, we will acquire Music & Arts Center for approximately $90 million plus the assumption of an estimated $8 million in debt and other deferred obligations. The transaction will be funded through our available cash and recently amended credit facility. The acquisition is subject to customary terms and conditions, including the receipt of third party consents, and the closing is expected to occur in the second quarter of fiscal 2005. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name.

We are a Delaware corporation with our principal executive offices located at 5795 Lindero Canyon Road, Westlake Village, California 91362, and our telephone number is (818) 735-8800. We maintain several corporate websites, including www.guitarcenter.com, however none of the information contained on our websites is incorporated into this annual report. Our periodic and current reports are available, free of charge, on the website noted above at a reasonable time following the filing with the SEC. Whenever we refer to the “Company” or to “us,” or use the terms “we” or “our” in this annual report, we are referring to Guitar Center, Inc. and its subsidiaries.

Industry Overview

The United States retail market for music products in 2003 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.0 billion in net sales, representing a five-year compound annual growth rate of 2.1%. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.8 billion of the estimated $7.0 billion of this market’s sales, representing a five-year compound annual growth rate of 6.2%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we actively participate.

Included in the $7.0 billion of estimated industry sales is the school music market estimated at $530 million in the United States. According to NAMM, despite the ongoing concerns of a national funding crisis in school music, all indications are that the industry’s sales woes had little if anything to do with the number of children participating in instrumental music programs. Rather, the cause seems to be a combination of falling unit prices and new competition. According to published reports, demographics in the school business remain favorable and the public’s appreciation of the value of music training continues to rise.

According to The Music Trades magazine, the industry is highly fragmented with the nation’s five leading  music products retailers, as measured by the amount of sales generated by such retailers (i.e., Guitar Center, Inc.,  Sam Ash Music Corp., Brook Mays Music, Victor’s House of Music  and Hermes), accounting for approximately 29.1% of the industry’s estimated total sales in 2003. According to Music USA 2004, there are approximately 8,400 retailers in the industry, and a typical music products store averages approximately 5,100 square feet and generates an average of approximately $1.1 million in annual net sales. In contrast, our standard large format Guitar Center stores generally range in size from 12,000 to 30,000 square feet, and in 2004 these stores generated an average of approximately $9.9 million in annual net sales for stores open the full year.

Over the past decade, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices, and this trend is continuing. Today, an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased primarily by professional sound recording studios. This trend accelerated in 2004 with the introduction of products such as Apple’s Garage Band.

Business

Of the 136 Guitar Center stores we operated at December 31, 2004, 113 were located in 46 major U.S. markets, including, among others, areas in or near Los Angeles, San Francisco, Chicago, Miami, Houston, Dallas, Detroit, Boston, Minneapolis, Seattle, Phoenix, Atlanta, New York, Denver and Cleveland, and 23 stores were located in secondary markets. We also operated 19 American Music stores. From 2000 to

2004, our net sales grew at an annual compound growth rate of 17%, principally due to comparable store sales growth averaging 7% per year, the opening of new stores, and a 22% increase in the direct response channel. We achieved comparable Guitar Center store sales growth of 10%, 7%, and 6% for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period.

For the fiscal years ended December 31, 2004, 2003 and 2002, we had net income of $63.4 million, $36.9 million and $25.3 million, respectively.

Guitar Center Retail

At our Guitar Center stores, we offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. Based on market research conducted by us, we believe that more than half of our Guitar Center store sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

Our standard large format Guitar Center store generally ranges in size from 12,000 to 30,000 square feet (as compared to a typical music products retail store which averages approximately 5,100 square feet) and is designed to encourage customers to hold and play instruments. In late 2000, we opened our first smaller format store, and have since opened 23 additional small format stores. We plan to continue to open additional stores using this format of approximately 8,000 to 10,000 square feet to serve secondary markets. Each large format store carries an average of 12,000 core stock keeping units, or SKUs, and each small format store carries an average of 7,000 core SKUs, which in each case our management believes is significantly greater than a typical music products retail store. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers. Our stores are organized into five departments (guitars, drums, keyboards, live-sound/DJ and recording, and accessories), each focused on one product category. These departments cater to a musician’s specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. We believe this retail concept differentiates us from our competitors and encourages repeat business.

We opened a total of 14 Guitar Center stores in 2004, and presently expect to open approximately 22 to 26 additional Guitar Center stores in 2005. This includes 8 to 10 large format stores and 14 to 16 small format stores. The small format stores are designed for secondary markets unable to support a large format unit..

The following summarizes key operating statistics of our Guitar Center stores and is based upon the stores operated by us for the full year ended December 31:

	2004	2003
Number of stores operated for the full year	122	108
Average net sales per square foot	$585	$560
Average net sales per store	$9,184,000	$8,720,000
Average store-level operating income	$1,347,000	$1,113,000
Average store-level operating income margin	14.7%	12.8%

The above key operating statistics are based upon results of Guitar Center retail stores in operation for at least 12 months as of December 31, 2004 and 2003, respectively. Average net sales per square foot, which increased $25 in the current year, is a measure of sales efficiency based on square footage. Average net sales per store represents the average result of stores open more than 12 months, and is typically affected by the opening of small format stores which generate lower levels of sales. Although small format stores generate lower levels of sales, these stores cost less to build, stock and operate than our large format stores. Store-level operating income and margin includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

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

American Music Retail

Our American Music division operates family music stores, retailing band and orchestral instruments, introductory guitars, percussion instruments and keyboards, as well as the related accessories. This division also rents its instruments on site and through “satellite stores” operated by third party musical instrument dealers. The principal market for American Music is the school band market. Some of our American Music division stores offer band and orchestral instruments for sale and rental as well as related accessories and a limited assortment of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment. As of December 31, 2004, American Music operated 19 stores located in New York, Maine, Florida, Massachusetts, Illinois, Arizona, Nevada and Georgia. During 2002, we opened three American Music stores, and acquired five M&M Music stores which were rebranded as American Music stores. In 2003, we opened one and closed two American Music stores. In 2004, we acquired one additional American Music store, Karnes Music, in the Chicago area and, following the acquisition, consolidated the operation of our Carol Stream location into the Karnes Music site in Itasca, resulting in the closure of the Carol Stream location. On February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. We continue to believe there exists a number of additional acquisition opportunities in the relatively fragmented band instruments market that, like Karnes Music, could be a good fit into our American Music platform and continue to pursue acquisition opportunities. The existing American Music retail stores range from 1,400 to 25,800 square feet, with an average store size of approximately 6,400 square feet. Music & Arts Center’s operations include approximately 60 retail locations and 7 educational support centers.

Direct Response

Our Musician’s Friend subsidiary, which operates as a separate business unit, is an integrated e-commerce and catalog business. Musician’s Friend offers musicians a shopping experience that satisfies the need for technical product information, confirmation of needs by a live person, quick and efficient service, and a musician-based staff for after-sale support. Our catalogs present a fresh assortment of products and promotions throughout the year, mixing big name products with unique and practical offerings. The Musician’s Friend website, www.musiciansfriend.com, offers all that is shown in our catalogs and more, supported by the same service and staff.

The Musician’s Friend business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri which also houses an outlet store for selling returns and blemished product.

Our customer contact staff receives product and customer service training in the Salt Lake City contact center facility. Extensive product information, including technical information, product features and benefits, and real-time stocking information is available to the staff on their desktop systems via intranet and back-end information systems. As of December 31, 2004, we had 131 full-time associates and 93 part-time associates trained and ready to respond to questions to help ensure that customers can purchase confidently. Website visitors are treated to a constantly updated and evolving, information rich shopping experience that includes product availability and purchase recommendations generated through collaborative filtering processes. Questions regarding products can be submitted electronically, or the musician can call the support center directly. Our customer service telephone staff for returns is located in the Kansas City distribution center where they can be closer to the returns process while assisting customers.

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

The focus of the Musician’s Friend business strategy is to increase market share in the non-bricks and mortar retail segment of our industry. Our mailing and e-mail lists give us a significant base from which to grow. Our catalog circulation, which is broader than any other direct-mail circulation in our industry, provides a unique advertising and marketing platform for e-commerce.

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

Guitar Center Retail

The goal in the retail stores business is to continue to expand our position as the leading music products retailer throughout the United States. The principal elements of our business strategy are as follows:

•       Store Expansion Strategy. Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 Guitar Center stores in each of 2004 and 2003 and 12 stores in 2002. We currently anticipate opening approximately 22 to 26 additional Guitar Center stores in 2005. This includes 8 to 10 large format stores and 14 to 16 small format stores. In preparation for this expansion, we have dedicated a substantial amount of our resources over the past several years to building the infrastructure necessary to support a large national chain. In addition, we have developed and continue to refine a methodology for targeting prospective store sites which includes analyzing demographic and psychographic characteristics of a potential store location.

•       Extensive Selection of Merchandise. We offer an extensive selection of brand name music products complemented by lesser known, hard to find items and unique vintage equipment. The average 12,000 core SKUs offered through each of our large format Guitar Center stores, and the average 7,000 core SKUs for our small format Guitar Center stores, provide a breadth and depth of in-stock items which we believe are not available from traditional music products retailers.

•       Brand Development Strategy. Our plan is to continue to grow our Guitar Center business while also building a retail and rental business in the student and family market using the  Music & Arts brand name. While the two brands have distinctly different customer bases that we intend to serve through separate retail concepts, we also believe that each retail brand will benefit from the other.

•       Highly Interactive, Musician-Friendly Store Concept. The purchase of musical instruments is a highly personal decision for musicians. We therefore believe that a large part of our success is attributable to our creative instrument presentations and colorful, interactive displays which encourage the customer to hold and play instruments as well as to participate in product demonstrations. Most stores also provide private sound-controlled rooms to enhance a customer’s listening experience while testing various instruments.

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

•       Innovative Promotional and Marketing Programs. We sponsor innovative promotional and marketing events, which include in-store demonstrations, famous artist appearances and weekend themed sales events, designed to create significant store traffic and exposure. In addition, our special grand opening activities in new markets are designed to generate consumer awareness for each new store. We believe these events help us to build a loyal customer base and to encourage repeat business. Since our inception, we have compiled a unique, proprietary database containing information on more than 10 million customers. This database enables us to advertise to select target customers based on historical buying patterns. We added to our customer database in early 2003 by buying the customer database of Mars Music at an auction conducted in connection with that company’s bankruptcy proceedings. We believe the typical music products retailer does not have the resources to support large-scale promotional events or an extensive advertising program.

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

•       Experienced and Motivated Management Team. Our executive officers and key managers have an average of 11 years employment with Guitar Center.

American Music Retail

•       Store Expansion Strategy. We opened a total of eight American Music stores in 2002, five of which we obtained through the acquisition of M&M Music, a family music retailer. In 2003, we opened one and closed two American Music stores. In 2004, we acquired one additional American Music store, Karnes Music, in the Chicago area and, following the acquisition, consolidated the operation of our Carol Stream location to the Karnes Music site in Itasca, resulting in the closure of the Carol Stream location. On February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. We continue to believe there exists additional attractive opportunities to expand by selectively acquiring existing music products retailers and regularly investigate acquisition opportunities. Most of these opportunities, however, are similar to Karnes Music and involve single stores or small chains in light of the relatively fragmented nature of our industry.

•       Experienced and Motivated Management Team. Our executive officers and key managers have an average of 10 years employment with American Music. Effective March 31, 2005, Mr. David Fleming is retiring as President of American Music Group. Upon completion of the Music & Arts transaction, it is expected that the CEO of that business will be President of the combined division.

Direct Response

The goal of the e-commerce and catalog business unit is to capitalize and expand on our leadership position. Our extensive customer database is used to design effective marketing campaigns. The presentation of an extensive selection of products and continual and informative contact with prospects and customers provides attention grabbing content designed to generate results. In 2004 we circulated over 18 million catalogs under the Musician’s Friend, Giardinelli and LMI names and sent over 103 million e-mails to prospects and customers. The call center fielded over 2.1 million calls during 2004, and hosted over 64,000 live chat sessions.

Our key business strategies include the following:

•       Targeted Marketing. We have experience at targeting appropriate prospect and customer segments with the right offers. Extensive segmentation of customer lists and continual analysis by our circulation department are designed to ensure that the right mix of catalog and e-commerce offers are presented to each segment of customers. Our utilization of techniques in demographic data overlay and statistical modeling help ensure that Musician’s Friend retains a leadership position in music gear direct marketing.

•       Extensive Product Selection. Musician’s Friend stocks a broad assortment of products representing most of the premier lines; in some cases we are the exclusive direct sales dealer for the manufacturer. With some manufacturers, the Musician’s Friend business unit alone is their second largest dealer behind Guitar Center’s retail operations. A typical Musician’s Friend catalog presents 4,500 or more SKUs, selected from the 35,000 or more SKUs that we carry. The website presents a more complete selection of products than the catalog due to its significantly lower publishing cost. During 2002 we added to our selection by assuming the operation of two small catalogs, Giardinelli and LMI, targeted to the band and educational market previously operated by American Music.

•       Continual Customer Contact. Prospects and customers receive periodic mailings from Musician’s Friend, depending on their particular attributes. Musicians can “opt-in” for weekly electronic newsletters featuring news, information and promotions. Our preferred credit card customers (our

“Platinum” and “Clef Member” cards, all issued by a third party provider) receive additional marketing contacts via monthly statement mailings. Our musician-staffed contact center is available 24-hours-a-day, seven-days-a-week for questions, technical information and customer service. While browsing the website, customers are presented with customized product recommendations.

•       Experienced and Motivated Management Team. Our executive officers and key managers have an average of 10 years employment with Musician’s Friend.

Retail Merchandising

Guitar Center Retail

Our merchandising concept differentiates us from most of our competitors. Guitar Center offers merchandise at guaranteed low prices and utilizes aggressive marketing and advertising to attract new customers and maintain existing customer loyalty. The principal elements of our merchandising philosophy are as follows:

•       Extensive Selection of Merchandise at Guitar Center. We seek to maintain a broad customer appeal by offering high-quality merchandise at multiple price points to serve musicians ranging from the casual hobbyist to the serious professional performer. Our Guitar Center units offer products in five primary categories: guitars and amplifiers, percussion instruments, keyboards and live sound/DJ and recording equipment, used and vintage, and accessories.

•        Guitars and Amplifiers. We believe that our electric, acoustic, classic and bass guitar selections are among the deepest and broadest in the industry. Major manufacturers, including Fender, Gibson, Taylor, Martin, PRS, Yamaha, Ovation and Ibanez, are well represented in popular models and colors. We believe we have one of the largest selections of custom, one-of-a-kind and used/vintage guitars of any retailer. Prices range from $99 for entry-level guitars to over $100,000 for special vintage guitars. In addition, our line of stringed instruments includes banjos and mandolins, among others, although not all of these products are for sale at each of our retail locations. We also offer an extensive selection of guitar sound processing units and products that allow the guitar to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

We offer an extensive selection of electric, acoustic and bass guitar amplifiers and, in addition, carry a broad selection of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We represent most manufacturers, including Marshall, Fender, Crate, Ampeg, Vox, S.W.R. and Mesa Boogie.

•        Percussion Instruments. We believe that we are the largest seller of percussion products in the United States. Our offerings range from basic drum kits to congas and bongos and other rhythmic and electronic percussion products with prices ranging from $10 to $10,000. We also have a large selection of vintage and used percussion instruments. Name brands include Drum Workshop, Remo, Sabian, Pearl, Yamaha, Tama and Zildjian. We carry an extensive selection of electronic drum kits. These digital units produce a variety of high quality life-like drum sounds and have broad appeal to musicians.

•        Keyboards, Live-sound/DJ and Recording Equipment. We carry a wide selection of keyboard products and computer peripheral and software packages with prices ranging from $100 to $5,000. We offer an extensive selection of software for the professional, hobbyist, studio engineer and the post-production markets. The product line covers a broad range of manufacturers including Roland, Casio, Korg and Yamaha. We also maintain a broad selection of computer-related recording products, including sound cards, sound libraries, and composition and recording software.

Our live-sound/DJ and recording equipment category offers products ranging in price from $100 to $25,000 for musicians at every level, from the casual hobbyist to the professional recording engineer. Our products range from recording accessories to state-of-the-art digital recording systems. We believe we also carry one of the largest assortments of professional stage audio, disc jockey and lighting equipment for small traveling bands, mobile disc jockeys, private clubs and large touring professional bands. Our major brand name manufacturers include Digidesign, JBL, Sony, Mackie, Shure, Tascam, Yamaha, Roland and Apple.

•        Used and Vintage. We offer an extensive selection of used merchandise, the majority of which derives from instruments and technology products traded in or sold to us by customers. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling an old instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are trained and knowledgeable in the used musical instrument market.

•        Accessories. Our accessory department offers a broad range of items considered consumables by our musician customers. These items range from guitar strings, picks, cables and straps, to performance microphones, cables and stands, to sophisticated signal processors that modify and enhance the sound of an instrument during performance or recording.

American Music Retail

American Music focuses on the family music market, particularly band instruments.

•       Band and Orchestral Instruments and Accessories. Our American Music division offers band and orchestral instruments for sale and rental as well as related accessories and a limited assortment of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment. We offer a full range of brass and woodwind band instruments including trumpets, flutes, clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones, and related music accessories. We also offer a full range of stringed instruments, such as violins, violas, cellos, and string basses, and related accessories. Name brand manufacturers include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Schiller, Blessing, DEG, Yamaha and Rico.

Retail Store Operations

Guitar Center Retail

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

Our Executive Vice President of Stores, four regional managers and 17 district sales managers manage the Guitar Center retail stores. Store management is normally comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a sales staff that ranges from 20 to 40 employees.

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

We view our employees as long-term members of our team. We encourage employee development by providing the sales force with extensive training and the opportunity to increase both compensation and responsibility level through increased product knowledge and performance. Our aggressive growth strategy provides employees with the ability to move into operations, sales and store management positions, an opportunity which our management believes is not available at most other music retailers. As we open new stores, the qualified and experienced employees from existing stores primarily fill key in-store management positions. By adopting a “promotion from within” strategy, we maintain a well-trained, loyal and enthusiastic sales force that is motivated by our strong opportunities for advancement. Marty Albertson, our Chief Executive Officer, Mark Galster, our Executive Vice President of Stores and our four regional managers began their careers as a salespersons at Guitar Center.

American Music Retail

Retail store operations for American Music are led by the Vice President of Retail and the educational sales are led by the Vice President of Education. Store management is comprised of a store manager, assistant store manager, educational representative and related sales and support staff.

Marketing and Promotion

We maintain three unique and proprietary databases (Guitar Center, Musician’s Friend and American Music) containing information on over 10 million customers. We believe that these databases assist in identifying customer prospects and in generating repeat business by targeting consumers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

Guitar Center Retail

For the Guitar Center retail stores, our advertising and promotion strategy is designed to enhance the Guitar Center name and increase consumer awareness and loyalty. The advertising and promotional campaigns are developed around “events” designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August and the Guitar-a-thon in November/December. We believe that our special events have a broad reach as many of them have occurred annually during the past 22 years. These events are often coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. Cooperative advertising and in-store training from our major vendors ensures that our customers are kept current with trends presented by the latest music gear.

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

American Music Retail

For the American Music retail stores, our advertising efforts are focused primarily on the school band market and community. For instrument rental the advertising and promotional campaigns are developed around “rental nights” designed to display our orchestral and band instruments at elementary and high schools. These events attract band directors, music educators, parents and students. Our key promotional events are held primarily from August through October. In addition to “rental nights,” we also have education representatives that travel around the country to promote and educate band directors on our instruments and our sales and rental programs. We maintain long-term relationships with educators in order to provide visibility to our products and obtain access to student musicians. Our American Music stores also rent instruments over the counter.

Direct Response

Our direct response division maintains a stream of communication in electronic and print media, presenting consumers with an optimized and refreshed mix of offers. Extensive analysis of customer behavior and transactions along with the industry expertise of our merchandising staff provides our marketing staff with offers carefully targeted for optimal response. Key industry suppliers provide on-going training and advertising to ensure our customers are kept current with trends and the latest music gear.

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

Musician’s Friend also offers its customers private label credit card programs on non-recourse terms comparable to those offered by Guitar Center. These programs include the Platinum Card offered by Musician’s Friend and the Clef Card offered for customers of the Giardinelli band instruments catalog. These credit cards permit us to offer carefully tailored competitive promotional opportunities to our customers.

Our plans for Musician’s Friend include the development of catalogs targeted towards particular segments of the musician market. In 2002, Musician’s Friend took over production of two small catalogs from the American Music division. The LMI Catalog is oriented toward young, school-aged children and the Giardinelli Catalog is targeted to band and orchestra buyers. We target specific customers with keyboard, percussion and DJ specialty catalogs.

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

Guitar Center Retail

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

Our Guitar Center store customer base consists of the professional or aspiring musician who makes or hopes to make a living through music and the amateur musician or hobbyist who views music as recreation. Our management estimates that professional and aspiring musicians, who generally view the purchase of musical products as a career necessity, represent approximately half of our customer base, and account for more than half of our sales. These customers make frequent visits to a store and develop relationships with the sales force. We generate repeat business and are successful in utilizing our unique and proprietary database to market selectively to these customers based on past buying patterns. In addition, we service touring professionals, providing customized products for musical artists.

American Music Retail

The majority of our educational representative sales force at American Music is composed of music teachers who are experienced band instructors. We also have added a limited retail sales force. The customer base of American Music has historically consisted of band directors, music educators, college professors who are involved in music education and students of music education programs.

Direct Response

As of December 31, 2004, Musician’s Friend had a staff of 131 full-time and 93 part-time contact center customer service associates, staffing the contact center 24-hours-a-day, seven-days-a-week. Customers can contact agents via phone, e-mail, live chat or fax for questions regarding products, technical information or the status of their orders. Most of the staff is comprised of musicians who are given extensive and ongoing product training. The Salt Lake City contact center houses an extensive product demonstration area and training facility. In-house technical staff as well as manufacturers’ representatives conduct regular product training.

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

The website is updated every 15 minutes with new product information so customers can work with the latest available data. As this is an area that is constantly evolving, customers are continually presented with new and more extensive information. In addition, the collaborative filtering process results in customized product recommendation to customers browsing the website. The website is continuously improved for customer ease and, in 2004, the Musician’s Friend web site received the Platinum Award from BizRate for customer service.

To provide the customer with a high degree of satisfaction, customers may return items for a full refund within 45 days of purchase. Additionally, if customers find a lower advertised price within 45 days of purchase, we will match the competitor’s advertised price.

For customers that have registered e-mail addresses with us, we offer automated order and shipment verification. This provides customers with UPS or FedEx order tracking information as soon as their shipment has been processed.

Direct Response Order Fulfillment

Musician’s Friend orders are fulfilled out of the company-operated distribution center located in Kansas City, Missouri, which became fully operational in 2001. In 2002, we expanded the facility to 241,000 square feet.

Credit card authorization and fraud management systems are automated, minimizing delays in processing. The distribution center processes orders taken before 5 p.m., Eastern Time, for same-day shipping of in-stock items, minimizing delays in delivery to customers. Orders ship primarily by UPS and FedEx.

All returns are routed to the Kansas City distribution center where repairs and quality evaluations are made. On site repair and customer service representatives assist our customers and reduce the costs associated with returns. Returned and blemished products are sold through an outlet store located in the Kansas City facility and by offering such products at reduced prices on the musiciansfriend.com website.

Purchasing, Distribution and Inventory Control

Purchasing.   We believe that we have excellent relationships with our vendors and, in many instances, are the vendor’s largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors’ premium products. Both Guitar Center and Musician’s Friend maintain centralized buying groups. Our centralized buyers include merchandise managers, buyers, planners, forecasters, replenishers and allocators. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners, forecasters, replenishers and allocators are responsible for maintaining inventory levels and allocating the merchandise to the retail distribution center, stores and direct response fulfillment center. We use merchandise replenishment systems which automatically analyze and forecast sales trends for each stock keeping unit, or SKU, using various statistical models, supporting the buyers by predicting merchandise requirements. This has resulted in limited “out of stock” positions while maintaining satisfactory inventory levels.

Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see “—Risks Related to the Business—We depend on a relatively small number of manufacturers, suppliers and common carriers who may not be able to or desire to supply our requirements.”

Distribution.   Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. The facility commenced operations in July 2002. We have a 10-year agreement to lease the facility. Commencing in 2003, nearly all products flowed through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop-shipped to our stores. Migration from our former “drop-ship” model to a centralized distribution model is an important development in our operating strategy and has required the allocation of significant financial and managerial resources. In accordance with generally accepted accounting principles, a portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

Inventory Control.   We have invested significant time and resources in our inventory control system at the Guitar Center retail stores and believe we have one of the most sophisticated systems in the music products retail industry. We believe the vast majority of music product retailers do not use a computerized inventory management system. We perform inventory cycle counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been low at Guitar Center and Musician’s Friend, which we attribute to our sophisticated system controls and strong corporate culture.

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

Guitar Center Retail

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

American Music Retail

We continue to invest significant resources in the development and implementation of the basic information systems for American Music. The systems have been designed to operate and control fundamental business processes, including sales, rentals, store operations, inventory levels, purchase order management, and finance.

Direct Response

Musician’s Friend maintains an extensive transaction processing system as well as systems supporting e-commerce, operations and marketing analysis, and internal support information. All transaction and inventory information is available real-time. The e-commerce website is updated during the day through a firewall, providing a high degree of security for our internal systems. Our direct response business does not have redundant Internet or operating systems and would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans. Dedicated systems are used for inventory planning and for website analysis. In 2003, initiatives were completed to improve inventory management and reduce outbound shipping costs. Many of the systems which run our distribution center operations function via wireless technology.

The systems provide management with extensive marketing, merchandising and operational information, and provide call center and customer service staff with current inventory and customer account information. The choice of platforms and databases provides us with a strong foundation for ongoing development of systems.

Competition

We are in direct competition with Sam Ash Music based in New York, New York, a major multi-unit retail chain in the music products industry. In addition, we compete with various direct response companies such as American Music Supply (unrelated to our American Music division), Sam Ash Music, and Sweetwater Sound. As of December 31, 2004, we were in direct competition with Sam Ash in 38 of our markets. In recent years, Sam Ash has continued to open new or acquired stores. One of our primary competitors, Mars Music, Inc., filed for federal bankruptcy court protection on September 27, 2002, and completed a liquidation resulting in the closure of all of its stores. Of the Mars Music stores closed, Sam Ash acquired four of the locations from the bankruptcy court. The competitive landscape remains dynamic and we cannot predict what level of national and local competition our retail store and direct response businesses will face in the future. Nonetheless, we continue to believe that there is room for further consolidation within the music products retailing industry as the top two retailers, per The Music Trades magazine (Guitar Center and Sam Ash), only accounted for an estimated 24.0% of the market in 2003.

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

Various factors, however, could materially and adversely affect our ability to compete successfully in our markets, including, among others, the expansion by us into new markets in which our competitors are already established, competitors’ expansion into markets in which we are currently operating, the adoption by competitors of innovative store formats and retail sales methods or the entry into our markets by competitors with substantial financial or other resources. See “—Risks Related to the Business—We may be unable to meet our Guitar Center and American Music retail growth strategy, which could adversely affect our results of operations” and “—We face significant competition, and our efforts to increase our market share may be inhibited by existing or new competitors also trying to execute national expansion strategies.”

Employees

As of December 31, 2004, we employed 6,434 people, of whom 5,442 were hourly employees and 992 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand Names and Service Marks

We operate our retail stores under the “Guitar Center” and “American Music” brands and our direct response business under the “Musician’s Friend” brand.

We have registered the GUITAR CENTER, ROCK WALK, MUSICIAN’S FRIEND, ROGUE, AXMAN, PULSE PERCUSSION, RAM, MITCHELL GUITARS, THE MUSICIAN’S CHOICE, AMERICAN MUSIC, DIGITAL REFERENCE and MUSICIAN’S FRIEND.COM, FRETREST, GUITAR CENTER’S DRUMOFF, GUITAR CENTER’S SPINOFF, LIVEWIRE AND PROLINE service marks with the United States Patent and Trademark Office. We believe that these service marks have become important components of our merchandising and marketing strategy. The loss of the GUITAR CENTER, MUSICIAN’S FRIEND or AMERICAN MUSIC service mark would likely have a material adverse effect on our business.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations. As of December 31, 2004, we operated 136 Guitar Center stores and 19 American Music stores. We opened a total of 14 Guitar Center stores in 2004, and currently expect to open approximately 22 to 26 additional Guitar Center stores in 2005. This includes 8 to 10 large format stores and 14 to 16 small format stores. Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

We opened a total of eight American Music stores in 2002, five of which were acquired in connection with American Music’s acquisition of M&M Music, a band instrument retailer. In 2003, we opened one American Music store and closed two. In 2004, we acquired one additional American Music store in the Chicago area and, following the acquisition, moved the operation of our Carol Stream location to the Karnes Music site in Itasca, resulting in the closure of the Carol Stream location. We believe there exists a number of acquisition opportunities, like Karnes Music, in the relatively fragmented band instruments market that could be a good fit into our American Music platform. On February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. The American Music division incurred significant operating losses in 2003 and 2004, and absent the scale to be provided by the Music & Arts transaction, would likely incur operating losses in 2005.

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

•       vendor support; and

•       successful completion of our management information system and infrastructure build-out at American Music and integration of the Music & Arts business.

A number of these factors are, to a significant extent, beyond our control. As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center and American Music stores at the rates currently anticipated. If we are unable to achieve our retail store expansion goals, or the new stores under perform our expectations, our results of operations could be adversely affected.

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

Our Guitar Center retail store expansion strategy, including our strategy of clustering retail stores, may adversely impact our comparable store sales.

Historically, we have achieved significant sales growth in existing Guitar Center stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center retail stores:

	2004	2003	2002
Quarter 1	11%	4%	5%
Quarter 2	8%	5%	8%
Quarter 3	9%	7%	6%
Quarter 4	10%	10%	7%
Full Year	10%	7%	6%

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

Our management is presently anticipating comparable store sales growth of 4% to 6% for the first quarter of 2005. A shortfall in comparative sales growth in any period will likely cause a shortfall in earnings, and result in financial performance below that for which we have planned or the investment community expects.

Our growth plans depend on our completion of acquisitions, and these transactions involve special risks.

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, in April 2001 we acquired the business of American Music Group, a New York-based retailer of band instruments, a business in which we were not previously engaged, and in July 2004 we acquired the assets of the band and orchestra instrument business of Karnes Music located in the Chicago area. On February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. We regularly investigate acquisition opportunities complementary to our Guitar Center, Musician’s Friend and American Music businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

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

We face products liability risk.

Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. This risk is expected to increase as we use the capabilities of our Guitar Center and Musician’s Friend distribution centers to increase the private label and other proprietary product that we offer. Much of this product is manufactured by small companies located overseas. We currently maintain products liability insurance coverage in amounts that we believe are adequate. However, there can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

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

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. We intend to use the acquired American Music business as a platform to develop and grow a family music store concept that will emphasize band instruments and also sell selected “combo” products sold by our Guitar Center stores, such as guitars, drums and the like. Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. During 2005 we will face further significant challenges as we attempt to close our pending acquisition of Music & Arts and combine that business with our existing American Music business. The American Music division incurred significant operating losses in 2003 and 2004. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investment, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, M&M Music and Karnes Music, which totaled $21.0 million at December 31, 2004. In addition, we will recognize a material increase in this goodwill amount upon the acquisition of Music & Arts.

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

As of December 31, 2004, our corporate headquarters as well as 23 of our 136 Guitar Center stores were located in California, and stores located in that state generated 24.3% and 25.8% of our retail sales for 2004 and 2003, respectively. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

We are involved in a number of litigation matters in the ordinary course of our business. Among these cases are two putative class actions brought against us for alleged violations of what is known as California’s “wage and hour” law. The plaintiffs have alleged, among other things, that we improperly failed to document and enforce break-time and lunch-time periods for employees. We intend to defend these matters vigorously. Current and future litigation that our Company is involved in may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of our normal business operations.

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

In connection with our retail business, as of December 31, 2004, we leased approximately 2,087,000 square feet for our 136 Guitar Center stores and approximately 154,100 square feet for our 19 American Music stores. Our retail stores’ initial lease terms range from 10-15 years and typically allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

Store Locations

The table below sets forth information concerning our Guitar Center and American Music retail stores as of December 31, 2004:

Store	Year Opened	Gross Square Feet	Status
Guitar Center Stores
Alabama
Mobile	2004	11,100	Lease
Birmingham (1)	2005	15,900	Lease
Arizona
Phoenix	1997	13,600	Lease
Tempe	1997	12,100	Lease
Tucson	2001	15,000	Lease
Scottsdale	2003	17,500	Lease
Arkansas
Little Rock	2002	8,700	Lease
Southern California
Hollywood	1964	30,600	Own
San Diego	1973	15,100	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease

Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos	1996	14,700	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
Palmdale	2001	12,000	Lease
Pasadena	2002	19,400	Lease
Cerritos	2003	15,300	Lease
Northridge (1)	2005	15,100	Lease
Northern California
San Francisco (2)	1972	30,400	Lease
San Jose	1978	14,200	Own
El Cerrito (3)	1983	11,300	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
Modesto	2001	9,000	Lease
Colorado
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
Colorado Springs	2002	8,600	Lease
Connecticut
Manchester	1999	16,000	Lease
Orange	2002	15,400	Lease
Florida
North Miami area	1996	20,900	Lease
South Miami area	1996	14,700	Lease
West Palm Beach	2001	15,200	Lease
Orlando	2002	15,300	Lease
Florida
Lakeland	2003	13,000	Lease
Tampa	2003	15,000	Lease
Ft. Myers	2004	13,300	Lease
Orlando (1)	2005	15,000	Lease
Jacksonville (1)	2005	15,000	Lease
Tallahassee (1)	2005	8,300	Lease
Pensacola (1)	2005	9,600	Lease
Georgia
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
Lawrenceville	2004	16,200	Lease
Idaho
Boise	2001	10,800	Lease
Illinois
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease
Highland Park	2001	15,200	Lease
Peoria	2004	10,200	Lease
Naperville	2004	15,000	Lease
Indiana
Indianapolis	2001	15,600	Lease
Hobart	2003	12,000	Lease
South Bend	2004	8,000	Lease
Iowa
Des Moines (1)	2005	10,100	Lease
Louisiana
New Orleans	1999	19,700	Lease
Baton Rouge	2004	10,200	Lease
Maryland
Towson	1998	14,600	Lease
Rockville (4)	2000	24,000	Lease
Glen Burnie	2004	15,300	Lease
Massachusetts
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
Michigan
Detroit	1994	16,500	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
Grand Rapids	2002	11,400	Lease
Saginaw	2003	13,800	Lease
Kalamazoo	2004	12,700	Lease
Flint (1)	2005	10,000	Lease
Minnesota
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
Missouri
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
Nevada
Las Vegas	1998	20,000	Lease
New Hampshire
Nashua	2004	9,000	Lease

New Jersey
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill	2001	15,800	Lease
Atlantic City	2002	10,300	Lease
New Mexico
Albuquerque	2004	11,600	Lease
New York
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester	2001	15,300	Lease
Albany	2003	14,000	Lease
Manhattan	2003	30,000	Lease
North Carolina
Charlotte	2002	15,200	Lease
Raleigh	2002	15,900	Lease
Ohio
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
Columbus	2002	17,600	Lease
Toledo	2004	11,600	Lease
Akron (1)	2005	10,500	Lease
Oklahoma
Oklahoma City	2000	15,200	Lease
Tulsa (1)	2005	14,200	Lease
Oregon
Eugene	1996	10,000	Lease
Medford	1987	11,900	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
Pennsylvania
Philadelphia	2000	15,200	Lease
Plymouth Meeting	2001	14,900	Lease
Monroeville	2001	14,000	Lease

Store	Year Opened	Gross Square Feet	Status
Harrisburg	2003	10,000	Lease
Pittsburgh (1)	2005	15,500	Lease
Rhode Island
Warwick	2003	14,000	Lease
Tennessee
Knoxville	1998	15,000	Lease
Memphis	2003	15,500	Lease
Nashville	2003	20,000	Lease
Texas
Dallas	1989	18,375	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease
Plano	2000	15,500	Lease
Corpus Christi	2002	10,500	Lease
Ft. Worth	2004	12,500	Lease
Austin (1)	2005	13,500	Lease
Utah
Salt Lake City	1998	15,000	Lease
Ogden	2002	7,500	Lease
Virginia
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
Fredericksburg	2003	9,000	Lease
Richmond	2003	14,000	Lease
Washington
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma	2001	15,600	Lease
Spokane	2001	12,800	Lease
Wisconsin
Brookfield	2004	15,000	Lease

Store	Year Opened	Gross Square Feet	Status
American Music Stores
Arizona
Phoenix	1987	6,000	Lease
Mesa	1995	4,100	Lease
Tucson	2002	1,900	Lease
Florida
Longwood	1986	4,600	Lease
Ft. Myers	1994	1,400	Lease
Jupiter	1995	2,300	Lease
Jacksonville	2002	1,600	Lease
Georgia
Valdosta	2002	10,000	Lease
Atlanta (2)	2002	15,000	Lease
Albany	2002	7,200	Lease
Illinois
Chicago	2004	25,800	Lease
Naperville	2003	6,000	Lease
Maine
W. Falmouth	1973	4,700	Lease
Massachusetts
Greenfield	1982	7,200	Lease
Nevada
Las Vegas	1998	2,000	Lease
Henderson	2002	4,800	Lease
New York
Syracuse	1970	6,100	Lease
Pittsford	1975	7,200	Lease
New York Mills	1999	4,600	Lease

(1)          We have signed leases for these locations and presently expect each to open in 2005.

(2)          Represents stores relocated in 2004.

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

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.  Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seek an unspecified amount of damages, penalties and attorneys’ fees. In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery. The McClain complaint has not been served on us, and we have not responded to the complaint.

While we believe these lawsuits are without merit and intend to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled. An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend these lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol “GTRC.” The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2004		2003
	High	Low	High	Low
First Quarter	$37.14	$30.49	$21.55	$16.12
Second Quarter	46.46	36.04	29.39	19.62
Third Quarter	45.91	40.02	35.56	27.71
Fourth Quarter	53.37	43.04	36.53	27.37

As of December 31, 2004, there were 511 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

We currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, and do not intend to pay cash dividends on our common stock in the foreseeable future. The terms of our credit facility with Wells Fargo Retail Finance, LLC and a syndicate of other lenders includes restrictive covenants which, among other things, prohibit the payment of cash dividends on our capital stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. SELECTED FINANCIAL DATA

The selected data presented below under the captions “Income Statement Data” and “Balance Sheet and Other Data” for, and as of the end of, each of the years in the five-year periods ended December 31, 2004, are derived from the consolidated financial statements of Guitar Center, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the report thereon, are included elsewhere in this annual report. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share and operating data)
Income Statement Data:
Net sales	$1,513,172	$1,275,059	$1,100,889	$949,284	$794,786
Cost of goods sold	1,087,899	931,014	810,474	702,310	589,864
Gross profit	425,273	344,045	290,415	246,974	204,922
Selling, general and administrative expenses	317,585	271,996	236,537	200,748	156,698
Operating income	107,688	72,049	53,878	46,226	48,224
Other expense:
Other expense	—	—	—	3,539	—
Interest expense, net	5,390	12,540	13,077	13,411	12,466
Total other expense	5,390	12,540	13,077	16,950	12,466
Income before income taxes	102,298	59,509	40,801	29,276	35,758
Income taxes	38,873	22,649	15,545	12,243	13,304
Net income	$63,425	$36,860	$25,256	$17,033	$22,454
Net income per share (diluted)	$2.29	$1.47	$1.09	$0.75	$1.01
Weighted average shares outstanding (1)	28,976	26,119	23,130	22,700	22,247
Operating Data:
Guitar Center net sales per gross square foot (2)	$585	$560	$546	$537	$535
Net sales growth	19%	16%	16%	19%	27%
Increase in comparable store sales (3)	9%	7%	6%	6%	7%
Guitar Center stores open at end of period	136	122	108	96	83
Ratio of earnings to fixed charges (4)	6.6x	3.5x	2.8x	2.4x	3.0x
Net cash provided by operating activities (thousands)	$85,506	$58,005	$12,248	$16,511	$34,367
EBITDA (thousands) (5)	$129,992	$92,669	$70,738	$57,693	$59,267
Balance Sheet and Other Data:
Net working capital	$269,859	$198,713	$110,825	$90,113	$94,034
Property and equipment, net	97,349	93,347	89,702	81,056	68,658
Total assets	574,593	460,871	452,399	404,684	325,569
Total long-term and revolving debt (including current portion)	100,000	100,000	149,590	144,466	103,783
Stockholders’ equity	306,682	214,171	154,928	123,868	103,463
Capital expenditures	26,151	24,245	26,309	24,697	17,862

(1)    Weighted average shares represents shares calculated on a diluted basis. For the year ended December 31, 2004, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting under which the after-tax interest expense, including amortization of deferred financing costs, for the year is added back to net income. For the year ended December 31, 2003, the 1.6 million weighted average shares of common stock issuable upon conversion of the 4% Senior Convertible Notes were deemed to be potential common stock and are included in the calculation of earnings per share from the period of June 16, 2003, the issuance date of the Notes, to December 31, 2003, under the “if-converted” method. The diluted earnings per share for 2003 has been restated to conform to EITF 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

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

(4)    For the purpose of calculating the ratio of earnings to fixed charges, “earnings” represents income before provision for income taxes and fixed charges. “Fixed charges” consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest components of lease expense.

(5)    Represents net income before interest expense, income taxes, and depreciation and amortization expense. The reconciliation from reported net income to EBITDA is as follows:

EBITDA	2004	2003	2002	2001	2000
Net income as reported	$63,425	$36,860	$25,256	$17,033	$22,454
Income taxes	38,873	22,649	15,545	12,243	13,304
Interest expense	5,390	12,540	13,077	13,411	12,466
Depreciation and amortization	22,304	20,620	16,860	15,006	11,043
EBITDA	$129,992	$92,669	$70,738	$57,693	$59,267

EBITDA is not a measure of financial performance under generally accepted accounting principles. We present EBITDA because many investors view this information as a useful measure of a company’s ability to generate cash flow and service debt or capital obligations, and some of our debt instruments have in the past and may in the future include covenants that use similar concepts. EBITDA should not, however, be considered as a substitute for measures determined under generally accepted accounting principles, such as net income and cash flow from operations. Further, the calculation of EBITDA varies from company to company and thus the amount that we calculated using the methodology described above may not be comparable to the amount of EBITDA reported by other companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and live-sound/DJ and recording equipment based on annual revenue. As of December 31, 2004, we operated 136 Guitar Center stores, with 113 stores in 46 major markets and 23 stores in secondary markets. In addition, our American Music division operates 19 stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During 2004, we opened 14 new stores and relocated one store which resulted in the addition of approximately 190,700 square feet of store space. The new store opening program for 2004 included nine small format Guitar Center stores and five large format stores. In the five year period from the beginning of 2000 to the end of 2004, we have grown from 69 Guitar Center stores to 136 Guitar Center stores, consisting of large flagship stores in Hollywood, Manhattan, Nashville and San Francisco, 108 other large format stores and 24 small format stores. Total square footage grew from 1,148,000 square feet at the beginning of 2000 to 2,087,000 square feet at the end of 2004.

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

From 2000 to 2004, our net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 22% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We achieved comparable store sales growth of 9%, 7%, and 6% for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

Executive Summary

Consolidated net sales in 2004 increased 18.7% to $1.513 billion from $1.275 billion in 2003. Consolidated net income in 2004 increased 72.1% to $63.4 million or $2.29 per diluted share, from $36.9 million, or $1.47 per diluted share, in 2003.

During 2004, our Guitar Center stores generated 10% comparative store sales growth and an 18.6% increase in total net sales. Sales from new stores contributed $87.8 million and accounted for 48.1% of the sales increase in our Guitar Center stores. Late in the year we increased our advertising expenditure, predominately focused on generating a greater number of impressions through our mailing list, which resulted in higher traffic in our stores.

Our direct response division generated a 20.7% increase in net sales. For the year, we achieved an initial order fill rate of 92.3% compared to 91.7% in 2003. Our return rate as a percentage of sales was 7.9% in 2004 compared to 9.0% in 2003. The improvements that were made to the Musician’s Friend web site over the last year, as well as to the infrastructure and systems at the direct response call center and fulfillment center, permitted us to capitalize on high demand.

We continue to encounter operational challenges in our American Music stores. The results of American Music also continue to reflect investments in the systems and infrastructure for the stores. Despite the challenges we are experiencing in this business, we generated an increase of 5.7% in net sales and achieved 1.0% comparable store sales for the year. We are repositioning our American Music stores and establishing scalable infrastructure and systems for this area of our business. The American Music stores incurred operating losses in 2004. Failure to execute on the requirements and initiatives described above could potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, M&M Music and Karnes Music, which totaled $21.1 million at December 31, 2004. No such impairment has been recorded through December 31, 2004.

On February 8, 2005, two of our subsidiaries entered into an Agreement and Plan of Merger pursuant to which it is contemplated that Music & Arts Center, Inc. (“MAC”) will become a wholly owned subsidiary of our subsidiary Guitar Center Stores, Inc. MAC is a privately-held musical instruments retailer based in Maryland which primarily addresses the beginning musician, with an emphasis on rentals, music lessons and band and orchestra instrument sales. MAC’s operations include approximately 60 retail locations and seven educational support centers.

The purchase price for the stock of MAC is $90 million, subject to adjustment for the actual level at closing of working capital and a term note of MAC due to its bank, and seller transaction expenses. In addition, we are assuming designated debt and other deferred obligations, presently estimated at approximately $8 million. The purchase consideration for the stock of MAC is all cash, with $7 million to be held in an escrow account for 18 months as partial security for the stockholders’ indemnification obligations in the event of a breach of a representation, warranty, covenant or agreement contained in the Merger Agreement or any related instrument. We intend to fund the acquisition from available cash and drawings under our credit facility.

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

Valuation of Inventory

We value our inventories at the lower of cost using the first-in, first-out (FIFO) method or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangibles that are not amortized is required to be reviewed for impairment on an annual basis, or more frequently when triggering events occur. Factors we consider important, which could trigger impairment, include, among other things:

•        Significant underperformance relative to historical or projected operating results;

•        Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•        Significant negative industry or economic trends; and

•        Significant decline in stock value for a sustained period.

For long-lived assets other than goodwill and intangibles that are not amortized, the determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. Assumptions used in these cash flows are consistent with internal forecasts and consider current and future expected sales volumes and related operating costs and any anticipated increases or declines based on expected market conditions and local business environment factors. If a potential impairment is identified, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. Fair value will be determined based on appraisal values assessed by third parties, if deemed necessary, or a discounted future cash flows analysis. For goodwill and other intangibles that are not amortized, impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the related assets of the underlying reporting unit to which the goodwill relates.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $6.4 million, $5.1 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold, as a reduction in cost of goods sold. We regularly review and revise, when deemed necessary, our estimates of rebates reserve based upon historical trends. We received payments of $15.4 million and $6.3 million for the years ended December 31, 2004 and 2003, respectively. We earned vendor rebates of $23.2 million and $17.6 million for the years ended December 31, 2004 and 2003, respectively. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Fiscal Year Ended
	December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross profit	28.1	27.0	26.4
Selling, general and administrative expenses	21.0	21.3	21.5
Operating income	7.1	5.7	4.9
Interest expense, net	0.3	1.0	1.2
Income before income taxes	6.8	4.7	3.7
Income taxes	2.6	1.8	1.4
Net income	4.2%	2.9%	2.3%

Fiscal 2004 Compared to Fiscal 2003

Net sales for the year ended December 31, 2004 increased 18.7% to $1.5 billion, compared with $1.3 billion last year.

Net sales from Guitar Center stores for fiscal 2004 totaled $1.162 billion, an 18.6% increase from $979.0 million in fiscal 2003. Sales from new stores contributed $87.8 million and represented 48.1% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 10%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. The increase in comparable store sales was due to positive response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $28.5 million to $33.5 million in 2004. Our management is presently anticipating comparable Guitar Center store sales growth of 4% to 6% for the first quarter in 2005. Please see “Forward-Looking Statements; Business Risks”, below. Net sales from American Music stores for 2004 totaled $40.4 million, a 5.7% increase from $38.2 million in 2003. Comparable American Music stores sales for the full year increased 1.0%.

Net sales from the direct response channel totaled $311.3 million in 2004, a $53.4 million, or 20.7%, increase from 2003. This increase primarily reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 17.0% to $138.5 million from $118.4 million in 2003. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 23.9% to $172.8 million from $139.5 million for the same period last year. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the year ended December 31, 2004 compared to 2003 increased 23.6% to $425.3 million from $344.0 million. Gross profit as a percentage of net sales for the year ended December 31, 2004 compared to 2003 increased to 28.1% from 27.0%. Gross profit as a percentage of net sales for the Guitar Center stores was 26.7% compared with 25.3% for the year ended December 31, 2004 and 2003. The increase is due to higher selling margin 1.2%, leveraged occupancy costs 0.2% due to the strong comparable store sales increase, and lower inventory shrink 0.1%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for the American Music stores was 34.8% compared to 35.7% for the same period last year. The decrease is due to lower selling margin 0.9% and an increase in occupancy costs 0.4%, partially offset by a decrease in inventory shrink 0.2% and freight costs 0.2%. The gross profit margin for the direct response division was 32.3% for 2004 compared to 32.1% in 2003. The increase is due to higher selling margin 0.1% and reduction in inventory shrink 0.1%.

Selling, general and administrative expenses for 2004 increased 16.8% to $317.6 million from $272.0 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses for 2004 decreased to 21.0% from 21.3% in 2003. The overall increase is due to the operation of 136 Guitar Center stores in 2004 compared to 122 Guitar Center stores in 2003. Selling, general and administrative expenses as a percentage of sales for the Guitar Center stores were 20.2% for both December 31, 2004 and 2003. The unchanged percentage reflects reduced general insurance 0.1% and lower computer repairs and maintenance 0.1%, offset by an increase in bonus costs 0.2%. Selling, general and administrative expenses for the American Music stores were 46.2% of sales compared to 48.0% last year. The decrease is primarily due to decreased advertising expense 1.8%, bad debt expense 0.7%, and medical insurance 0.6%, partially offset by increases in depreciation and amortization 0.5% and salary costs 0.6%.

Selling, general and administrative expenses for the direct response division were 20.7% of sales in 2004 compared to 21.6% last year. The improvement is primarily due to leveraging on better than expected sales and increased operational efficiencies as indicated by a reduction in payroll costs 0.8% and a decrease in depreciation and amortization 0.3%, partially offset by an increase in advertising expense primarily related to programs to increase web traffic 0.2%.

Operating income increased 49.5% to $107.7 million from $72.0 million in 2004. This increase reflects the performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure build out and merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $4.6 million for this segment for the year ended December 31, 2004.

Interest expense, net for 2004 decreased to $5.4 million from $12.5 million in 2003. The reduction in interest expense is due primarily to the retirement of $67 million in 11% senior notes through a $100 million 4% convertible bond offering completed in June 2003 and the use of cash flow from operations to pay off our line of credit borrowings. Accordingly, included in interest expense for 2003 are the redemption premium of $1.2 million and the write-off of deferred financing costs of $0.7 million associated with the Senior Notes redeemed in July 2003 for a total of $1.9 million.

Income tax expense for 2004 was $38.9 million compared to $22.6 million for the same period last year, both based on an effective tax rate of approximately 38%.

Net income for 2004 increased to $63.4 million from $36.9 million in 2003 as a result of the combinations of factors described above.

Fiscal 2003 Compared to Fiscal 2002

Net sales for the year ended December 31, 2003 increased 15.8% to $1.3 billion, compared with $1.1 billion last year. Comparable store sales for the full year increased 7%.

Net sales from Guitar Center stores for 2003 totaled $979.0 million, a 13.9% increase from $859.6 million in 2002. Sales from new stores contributed $60.0 million and represent 50.7% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 7%. The increase in comparable store sales was due to good response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $23.9 million to $28.5 million in 2003. Net sales from American Music stores for 2003 totaled $38.2 million, a 17.5% increase from $32.5 million in 2002. Comparable American Music stores sales for the full year increased 10%. The increase is due to improved retail traffic and sales in combo products not historically carried in these stores.

Net sales from the direct response channel totaled $257.9 million in 2003, a $49.1 million, or 23.5%, increase from 2002. This increase primarily reflects the improved performance of catalog circulation strategies. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 8.4% to $118.4 million from $109.2 million in 2003. Internet sales from orders placed via Musician’s Friend and Giardinelli web sites increased 40.2% to $139.5 million from $99.5 million for the same period last year. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs. During the fourth quarter, the direct response division changed its revenue recognition methodology, whereby we do not recognize revenue until the estimated date an order is received by the customer, instead of the date shipped. This change resulted in a reduction of approximately $3.9 million in net sales, and of approximately $546,000 in net income, or $0.02 per diluted share, for the fourth quarter. The impact of this change was immaterial to the prior quarters of 2003. On a going forward basis, we do not expect this change to have a material effect on operating results because the amount of revenue deferred at the end of a given quarter should be largely offset by revenue carried over from the prior period.

Gross profit for the year ended December 31, 2003 compared to 2002 increased 18.5% to $344.0 million from $290.4 million. Gross profit as a percentage of net sales for the year ended December 31, 2003 compared to 2002 increased to 27.0% from 26.4%. Gross profit as a percentage of net sales for Guitar Center was 25.3% for both the year ended December 31, 2003 and 2002. The unchanged percentage reflects improved selling margins 0.21%, leveraging of occupancy costs on higher sales 0.11% and a reduction in shrink 0.07%, offset by increased freight. The gross profit margin for the American Music stores was 35.7% compared to 34.1% for the same period last year. The gross margin percentage increased due to a reduction in shrink 3.7% offset by a decline in selling margins due to a change in product mix 1.6% with the remainder primarily due to higher store depreciation. The gross profit margin for the direct response division was 32.1% for 2003 compared to 29.7% in 2002. The increase is due to higher selling margin resulting from better buying performance and favorable product mix 1.6% and better than expected margins on the sell through of slow moving products 0.6%.

Selling, general and administrative expenses for 2003 increased 15.0% to $272.0 million from $236.5 million in 2002. As a percentage of net sales, selling, general and administrative expenses for 2003 decreased to 21.3% from 21.5% in 2002. Selling, general and administrative expenses for the Guitar Center stores in 2003 was 20.2% as a percentage of net sales compared to 20.5% in 2002. The decrease reflects leveraging due to higher than expected sales, as indicated by lower payroll costs 0.2%, decrease in telephone expense 0.02% as a result of better negotiated rates, decrease in supplies expense 0.04% and a decrease in entertainment costs 0.03%. Selling, general and administrative expenses for the American Music stores were 48.0% of sales compared to 41.1% last year. The increase is primarily due to increased salary costs 3.0%, increase in bad debt expense 2.1%, advertising 0.8%, travel and entertainment 0.6% and profit sharing plan 0.4%.

Selling, general and administrative expenses for the direct response division were 21.6% of sales compared to 22.6% last year. The improvement is primarily due to a reduction in advertising costs 0.3% as a result of leveraging of catalog and postage costs, decrease in bad debt 0.2%, decrease in credit card expense 0.2% reflecting reduced fees and a decrease in computer maintenance costs 0.1%.

Operating income increased 33.7% to $72.0 million from $53.9 million in 2002. This increase reflects performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure build out and merchandising and operational challenges at the American Music stores resulting in an operating loss of approximately $4.7 million for this segment for the year ended December 31, 2003.

Interest expense, net for 2003 decreased to $12.5 million from $13.1 million in 2002. The decrease is due to lower rates and reduced borrowings, offset by a charge to redeem our $66 million in senior notes. We issued $100 million of 4% Convertible Senior Notes in June of 2003 and redeemed our 11% senior notes in July of 2003. Accordingly, included in interest expense for 2003 are the redemption premium of $1.2 million and the write-off of deferred financing costs of $0.7 million associated with the senior notes redeemed in July 2003 for a total of $1.9 million.

Income tax expense for 2003 was $22.6 million compared to $15.5 million for the same period last year, both based on an effective tax rate of approximately 38%.

Net income for 2003 increased to $36.9 million from $25.3 million in 2002 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2004:

	Payments Due by Period
	(In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term obligations (1)	$100,000	$—	$—	$100,000	$—
Operating lease obligations (2)	216,359	37,271	63,288	51,058	64,742
Other long-term liabilities (3)	3,905	3,905	—	—	—
Total	$320,264	$41,176	$63,288	$151,058	$64,742

(1)          Long-term debt consists of the $100 million principal amount of 4% Senior Convertible Notes due in 2013. Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses. On July 15, 2008 and July 2010, holders may at their election require us to purchase all of the notes at 100% of the principal amount, plus any accrued interest, including contingent interest. Final maturity of the Notes is July 15, 2013. As amended in February 2005, our revolving line of credit permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations, and expires in December 2010. We had no borrowings under our credit facility at December 31, 2004.

(2)          Operating lease commitments consist principally of real property leases for our corporate offices, retail store facilities and distribution centers. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We also have rented personal property through operating leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 9 to the consolidated financial statements.

(3)          Other long-term liabilities consist of our outstanding standby letters of credit at December 31, 2004.

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see Item 1. Business—“Risks Related to the Business” for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of December 31, 2004, we had no borrowings under our credit facility and had available borrowings of $111 million (net of $4.0 million of outstanding letters of credit).

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (5.25% at December 31, 2004) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (six month rate at December 31, 2004 was 2.78%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111 million at December 31, 2004) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2004. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013 (the Notes). Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses. The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of December 31, 2004, the notes were convertible for the current quarterly conversion period. The Notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the Notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest. We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree. Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 9 to our financial statements.

Net cash provided by operating activities was $85.5 million for the year ended December 31, 2004 compared to $58.0 million for the same period last year. The increase in net cash provided by operating activities is primarily due to an increase in net income of $63.4 million. The largest use of cash was an increase in inventories of $24.3 million. The increase in merchandise inventory is required to support the continuing growth of the Company.

Cash used in investing activities increased to $49.7 million for the year ended December 31, 2004 compared to $24.2 million for the same period last year. The current period capital expenditures consisted primarily of capital expenditures for store expansions and remodels of $16.8 million compared to $15.3 million in the prior period and computer equipment purchases of $7.4 million in the current period compared to $6.7 million in the same period last year. Additionally, we purchased available-for-sale securities of $20.8 million and acquired a business for $2.8 million in 2004.

Cash provided by financing activities totaled $19.3 million for the year ended December 31, 2004 compared to $34.3 million used in the same period last year. The cash provided by financing activities for the current period primarily consists of the proceeds received from the exercise of stock options of $17.8 million compared to the prior period which principally consisted of paydown of credit facility and redemption of the senior notes of $149.4 million, partially offset by the proceeds from the Senior Convertible Notes of $96.9 million, and proceeds from stock options of $17.4 million.

Our principal working capital need is to provide for the inventory levels necessary to support our sales activities, particularly the Guitar Center retail stores. Inventory increased from $288.9 million to $315.0 million, or 9.0%. Inventory per square foot at Guitar Center retail stores (Guitar Center store and distribution center inventories under GAAP divided by total store retail square footage on a given date) was $116 at December 31, 2004 compared to $121 in 2003. Our ongoing objective is to improve inventory performance by refining our replenishment processes and systems, utilizing a distribution center for our Guitar Center stores, and through improved planning, presentation and display of inventories in our retail stores.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings. In the second quarter of 2005, we expect to fund the closing of the Music & Arts acquisition from available cash and drawings under our credit facility.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the year ended December 31, 2004, we opened 14 new Guitar Center stores (five large format and nine small format stores). Each new large format Guitar Center store typically has required approximately $1.3 to $1.5 million for gross inventory. Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $900,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store. We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 23 more had been opened as of December 31, 2004. Our small format stores have typically incurred approximately $700,000 in capital expenditures and require approximately $1.0 million to $1.2 million in inventory.

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

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets. We opened a total of 14 Guitar Center stores in each of 2004 and 2003, and currently anticipate opening 22 to 26 Guitar Center stores in 2005. Approximately two-thirds of the stores opened in 2004 are smaller format units designed for secondary markets. During 2005 we expect to close the Music & Arts acquisition and combine that business with our existing American Music business. We also continue to believe that there exists a number of additional acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our company and continue to pursue acquisition opportunities.

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

Our known capital resource and liquidity requirements for 2005 are presently expected to be primarily provided by cash on hand, net cash flow from operations and, possibly, borrowings under our credit facility. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (EITF No. 04-8). The Task Force reached a consensus that contingently convertible debt instruments, such as our 4% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment (SFAS No. 123R).” SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first interim period after June 15, 2005. We will adopt the provisions of this statement in the third quarter of 2005. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require us to restate any prior periods.

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

Forward-Looking Statements; Business Risks

This annual report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business, the pending Music & Arts transaction, and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, and capital expenditure levels. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. The American Music business has in the past and may in the future give rise to significant fluctuations from period to period as we reformat their store model and build-out the information technology and management structure. The American Music stores have incurred significant operating losses in 2004.

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

For further discussion of risks associated with our business, please see the discussion under the caption Item 1. Business—“Risks Related to the Business.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. As of December 31, 2004 the fair value of our 4% Senior Convertible Notes was $151 million, based on quoted market prices. At December 31, 2004, we had no outstanding borrowings under our credit facility. To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is invested in high quality interest bearing investments, generally with short-term maturities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits and Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There has been no change in our internal control over financial reporting during our most recent fiscal year end that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Guitar Center, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guitar Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Guitar Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guitar Center Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 9, 2005

Item 9B. OTHER INFORMATION

Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of the Nasdaq National Market. The code is available on the investor relations section of our website (www.guitarcenter.com), under subsection captioned “Corporate Governance.”  To the extent required by law or the rules of the Nasdaq National Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

1.                The following financial statements for the Company are included as part of this Report:

Index to Financial Statements	Page 55

2.                The following financial statement schedule for the Company is included as part of this Report:

Schedule II—Valuation and Qualifying Accounts	Page II-1

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b)          Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 8, 2005, by and among Guitar Center Stores, Inc., a Delaware corporation, GCSI Acqusition Corp., a Maryland corporation, Music & Arts Center, Inc., a Maryland corporation, and the common stockholders of Music & Arts Center, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 8, 2005).

3.1	The Company’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
4.1

Indenture dated as of June 10, 2003 by and between the Company and BNY Western Trust Company as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
4.3	Form of Indenture (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3; Registration No. 333-65220).
4.4

Form of Officer’s Certificate pursuant to Section 2.02 of the Indenture governing the Senior Convertible Notes due 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 13, 2003).

4.5	Form of Global Note relating to the Senior Convertible Notes due 2013 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 13, 2003).
10.1*	The Company’s Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
10.2*	Modification to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
10.3*

Amendment No. 2 to the Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).

10.4*

Amendment No. 3 to Amended and Restated 1996 Performance Stock Option Plan (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.6*

Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the 2000 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7*

Amendment to the Company’s 1997 Equity Participation Plan approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.8*

Amendment to the Company’s 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.9*

Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved by stockholders at the March 24, 2003 Annual Meeting of Stockholders increasing the authorized shares under the plan to 4,000,000 (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.10*

Amendment to the 1997 Equity Participation Plan of Guitar Center, Inc. approved April 29, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*

Form of Employee Stock Purchase Plan as approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report Form 10-Q for the period ended March 31, 2001).

10.12*

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).

10.13*

Management Stock Option agreement dated June 5, 1996 by and between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1; Registration No. 333-10491).

10.14*

Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Larry Thomas (Incorporated by reference to Exhibit 10.21 contained in Registration Statement on Form S-1; File No. 333-10491).

10.15*

Management Stock Option agreement dated June 5, 1996 by and between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1; Registration No. 333-10491).

10.16*

Amendment No. 1 to Management Stock Option Agreement dated as of October 15, 1996 between the Company and Marty Albertson (Incorporated by reference to Exhibit 10.22 contained in Registration Statement on Form S-1; File No. 333-10491).

10.17*	2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to the Definitive 2004 Proxy Statement as filed on Schedule 14A).
10.18*

Form of Stock Option Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.19*

Form of Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.20*

Form of Deferred Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.21*

Amended and Restated Employment Agreement between the Company and Larry Thomas, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22*

Amendment to Amended and Restated Employment Agreement by and between Larry Thomas and Guitar Center, Inc. dated March 24, 2003 (Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.23*

Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Larry Thomas (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.24*

Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Larry Thomas (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.25*

Employment Agreement Termination Agreement, dated as of October 8, 2004, between Guitar Center, Inc. and Larry Thomas (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 8, 2004).

10.26*

Employment Agreement, effective as of January 1, 2005, between Guitar Center, Inc. and Larry Thomas (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated October 8, 2004).

10.27*

Amended and Restated Employment Agreement between the Company and Marty Albertson, effective as of June 6, 2001, with exhibits (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28*

Amendment to Amended and Restated Employment Agreement by and between Marty Albertson and Guitar Center, Inc. dated March 24, 2003 (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.29*

Amendment No. 2 dated July 1, 2003 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.30*

Amendment No. 3 dated January 1, 2004 to Amended and Restated Employment Agreement between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.31*

Second Amended and Restated Employment Agreement, dated as of October 8, 2004, between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 8, 2004).

10.32*

Third Amended and Restated Employment Agreement dated July 1, 2003 between Guitar Center, Inc. and Bruce Ross (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.33*

Amendment No. 1 dated January 1, 2004 to Third Amended and Restated Employment Agreement between Guitar Center, Inc. and Bruce Ross (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.34*

Amended and Restated Employment Agreement dated May 13, 1999 between Musician’s Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 1999).

10.35*

Second Amended and Restated Employment Agreement dated June 1, 2003 between Musician’s Friend, Inc. and Robert Eastman (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.36*

Form of Executive Severance Benefits Agreement between Guitar Center, Inc., Musician’s Friend, Inc. or Guitar Center Stores, Inc. and our executive officers not party to employment agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.37*	Guitar Center, Inc. Senior Executive Performance Bonus Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.38*

Amended and Restated Registration Rights Agreement dated May 13, 1999 by and among the Company, Chase Venture Capital Associates, L.P., Weston Presidio Capital II, L.P., Wells Fargo Small Business Investment Company, Inc., Larry Thomas, Marty Albertson, Amazing Grace Foundation, The Emmanuel Foundation, Midas Touch Investments Trust, Sterling Investments Trust, Syringa Investments Trust, Eiger Mountain Real Estate Trust, Promise Land Real Estate Development Trust and Musician’s Friend Trust (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated May 28, 1999).

10.39

Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.40

Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.41

Standard Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.42

Addendum to Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.43

Standard Commercial Lease by and between Mid-West Terminal Warehouse Company as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.44

Addendum to Commercial Lease Agreement by and between Mid-West Terminal Warehouse Company, Inc. as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.45

Aircraft Sale and Purchase Agreement dated as of March 4, 2005 by and between Guitar Center, Inc., a Delaware corporation, and Taxi Aereo De Veracruz, S.A. de C.V., a corporation organized under the laws of Mexico, regarding a Falcon 50 aircraft (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 10, 2005).

10.46

Second Amended and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician’s Friend, Inc. and the lenders identified therein (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.47

Consent and Amendment, dated as of June 9, 2003, by and among, Wells Fargo Retail Finance, LLC, as the arranger and administrative agent, the lenders named therein, and Guitar Center, Inc., Guitar Center Stores, Inc. and Musician’s Friend, Inc., as borrowers (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.48

Second Amendment to Second Amended and Restated Loan and Security Agreement between Guitar Center, Inc. and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.49

Third Amendment to Second Amended and Restated Loan and Security Agreement, effective February 8, 2005 (Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 8, 2005).

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).
21.1	Material subsidiaries of the Registrant as of December 31, 2003 (Filed herewith).
23.1	Consent of Registered Public Accounting Firm (KPMG LLP) (Filed herewith).
24.1	Power of Attorney (included on page 53).
31	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*                    Management contract or other compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 8th day of March 2005.

GUITAR CENTER, INC.
/s/ MARTY ALBERTSON
Marty Albertson
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marty Albertson, Bruce Ross, and Leland Smith as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ MARTY ALBERTSON	Chief Executive Officer and Director	March 8, 2005
Marty Albertson
/s/ BRUCE ROSS	Executive Vice President and Chief	March 8, 2005
Bruce Ross	Financial Officer (Principal Financial Officer)
/s/ DAVID ROBSON	Vice President of Finance (Principal	March 8, 2005
David Robson	Accounting Officer)
/s/ CHRIS GOROG	Director	March 8, 2005
Chris Gorog
/s/ GEORGE JONES	Director	March 8, 2005
George Jones
/s/ LARRY LIVINGSTON	Director	March 8, 2005
Larry Livingston

/s/ GEORGE MRKONIC	Director	March 8, 2005
George Mrkonic
/s/ KENNETH REISS	Director	March 8, 2005
Kenneth Reiss
/s/ WALTER ROSSI	Director	March 8, 2005
Walter Rossi
/s/ PETER STARRETT	Director	March 8, 2005
Peter Starrett
/s/ LARRY THOMAS	Director and Chairman Emeritus	March 8, 2005
Larry Thomas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guitar Center, Inc.:

We have audited the consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guitar Center, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 9, 2005

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$60,453	$5,350
Investments in marketable securities	3,810	—
Accounts receivable, less allowance for doubtful accounts $1,708 and $3,489, respectively	27,627	23,814
Merchandise inventories	314,961	288,873
Prepaid expenses and deposits	13,367	11,543
Deferred income taxes	5,552	5,631
Total current assets	425,770	335,211
Property and equipment, net	97,349	93,347
Investments in marketable securities	16,997	—
Goodwill	26,474	25,995
Deposits and other assets, net	8,003	6,318
	$574,593	$460,871
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,771	$47,778
Accrued expenses and other current liabilities	83,606	71,616
Merchandise advances	22,534	17,104
Total current liabilities	155,911	136,498
Other long-term liabilities	6,943	5,982
Deferred income taxes	5,057	4,220
Long-term debt	100,000	100,000
Total liabilities	267,911	246,700
Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,359 at December 31, 2004 and 23,998 at December 31, 2003	254	240
Additional paid in capital	305,305	276,233
Retained earnings	1,123	(62,302)
Stockholders’ equity	306,682	214,171
	$574,593	$460,871

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Net sales	$1,513,172	$1,275,059	$1,100,889
Cost of goods sold, buying and occupancy	1,087,899	931,014	810,474
Gross profit	425,273	344,045	290,415
Selling, general and administrative expenses	317,585	271,996	236,537
Operating income	107,688	72,049	53,878
Interest expense, net	5,390	12,540	13,077
Income before income taxes	102,298	59,509	40,801
Income taxes	38,873	22,649	15,545
Net income	$63,425	$36,860	$25,256
Net income per share
Basic	$2.55	$1.59	$1.12
Diluted	$2.29	$1.47	$1.09
Weighted average shares outstanding
Basic	24,856	23,255	22,491
Diluted	28,976	26,119	23,130

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2001	22,315	$223	$248,063	$(124,418)	$123,868
Exercise of employee stock options	207	2	2,436	—	2,438
Issuance of stock for acquisition	145	1	2,347	—	2,348
Stock issued under employee stock purchase plan	79	1	1,017	—	1,018
Net income	—	—	—	25,256	25,256
Balance at December 31, 2002	22,746	227	253,863	(99,162)	154,928
Exercise of employee stock options, including tax benefit of $4,091	1,203	12	21,462	—	21,474
Stock issued under employee stock purchase plan	49	1	908	—	909
Net income	—	—	—	36,860	36,860
Balance at December 31, 2003	23,998	240	276,233	(62,302)	214,171
Exercise of employee stock options, including tax benefit of $9,756	1,313	14	27,537	—	27,551
Stock issued under employee stock purchase plan	48	—	1,535	—	1,535
Net income	—	—	—	63,425	63,425
Balance at December 31, 2004	25,359	$254	$305,305	$1,123	$306,682

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net income	$63,425	$36,860	$25,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,304	20,620	16,860
Loss on sale and disposal of property and equipment	—	—	384
Amortization of deferred financing fees	1,045	938	664
Write-off of deferred financing fees	—	722	—
Deferred income taxes	916	1,314	(1,564)
Tax benefit from exercise of stock options	9,756	4,091	—
Changes in operating assets and liabilities:
Accounts receivable	(3,341)	(4,052)	231
Merchandise inventories	(24,281)	3,220	(37,947)
Prepaid expenses and deposits	(1,824)	(2,917)	(1,747)
Deposits and other assets	(2,869)	(657)	(124)
Accounts payable	1,994	(22,967)	(7,896)
Accrued expenses and other current liabilities	11,990	17,320	15,059
Other long-term liabilities	961	291	1,975
Merchandise advances	5,430	3,222	1,097
Net cash provided by operating activities	85,506	58,005	12,248
Investing activities:
Purchase of property and equipment	(26,151)	(24,245)	(26,309)
Purchase of available-for-sale securities	(20,807)	—	—
Acquisition of business, net of cash acquired	(2,775)	—	(5,932)
Net cash used in investing activities	(49,733)	(24,245)	(32,241)
Financing activities:
Net change in revolving debt facility	—	(82,690)	5,786
Proceeds from exercise of stock options	17,795	17,383	2,438
Proceeds from stock issued under employee purchase plan	1,535	909	1,018
Net proceeds from Senior Convertible Note	—	96,875	—
Payments on Senior Note	—	(66,667)	—
Payments under capital lease	—	(151)	(798)
Net cash provided by (used in) financing activities	19,330	(34,341)	8,444
Net increase (decrease) in cash and cash equivalents	55,103	(581)	(11,549)
Cash and cash equivalents at beginning of year	5,350	5,931	17,480
Cash and cash equivalents at end of period	$60,453	$5,350	$5,931
Non-cash investing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Fair value of assets acquired	$2,528	$—	$4,774
Liabilities assumed	(157)	—	(1,515)
Goodwill	404	—	5,021
Common stock issued	—	—	(2,348)
Cash paid for acquisition	2,775	—	5,932
Cash acquired in acquisition	—	—	—
Net cash paid for acquisition	$2,775	$—	$5,932
Non-cash financing activities:
Issuance of Common stock in connection with business acquisitions	$—	$—	$2,348
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,665	$12,808	$11,953
Income taxes	$27,611	$15,931	$17,798

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. and subsidiaries (the “Company” or “we”) operates a chain of retail stores and a direct response unit which sells musical instruments, primarily guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment, and band and orchestral instruments. At December 31, 2004, we operated 136 Guitar Center stores and 19 American Music stores in major cities throughout the United States, with 23 of the stores located in California.

Principles of Consolidation

The consolidated financial statements include the financial statements of Guitar Center, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Reclassifications have been made to prior year amounts to conform with the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable debt securities with original maturities of three months or less.

Investments

Marketable securities that we have are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses, net of related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

Merchandise Inventories

Inventories, including used merchandise and vintage guitars, are valued at the lower of cost using the first-in, first-out (FIFO) method or market . Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under the rental agreement for rent-to-own sales. We receive price protection credits and vendor rebates from vendors, which are accounted for as a component of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement as an effective reduction in cost of goods sold at the time the related item of inventory is sold. None of these credits are recorded as revenue.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions and was historically amortized over a 20 to 30 year period using the straight-line method. In 2002, we adopted SFAS No. 142 which no longer requires the periodic amortization of goodwill. As of December 31, 2004 we had unamortized goodwill in the amount of $26.4 million and unamortized identifiable intangible assets in the amount of $325,000. Our policy is to test for impairment on an annual basis, or more frequently when triggering events occur. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment as of December 31, 2004.

Impairment and Disposal Long-Lived Assets

Long-lived assets and definite-lived intangibles assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. No impairment was identified for the years ended December 31, 2004, 2003 and 2002.

Merchandise Advances

Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates which are recorded as a liability until redemption by the customer, credit on account for customer returns and special orders.

Self-Insurance Reserves

We maintain a self-insurance program for workers’ compensation of up to $250,000 per claim and medical insurance of up to $150,000 per claim, any amounts in excess of these are covered by stop-loss insurance coverage. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves for workers’ compensation and medical insurance amounted to $2.8 million and $0.7 million at December 31, 2004 and $2.0 million and $0.8 million at December 31,

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

2003, respectively. Self-insurance reserve for workers’ compensation amounted to $0.8 million at December 31, 2002. The balances are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Advertising Costs

We expense Guitar Center’s and American Music’s advertising as incurred. Advertising expense included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 is $34.0 million, $29.6 million, and $24.7 million, respectively. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, “Reporting of Advertising Costs.”  Capitalized mail order catalog costs at December 31, 2004, 2003 and 2002 were $4.5 million, $3.1 million and $1.9 million, respectively. The realizability of the capitalized mail order catalog costs are evaluated at each balance sheet date by comparing the carrying amount of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising. If the carrying amounts of such deferred mail order catalog costs exceed the remaining future net revenues that probably will be realized from such catalog, the excess capitalized amount is written down and expensed in the current period. There was no write-down of capitalized mail order catalog costs for the years ended December 31, 2004, 2003 and 2002.

We receive cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products. These advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $6.4 million, $5.1 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31,
	2004	2003	2002
	($ in thousands, except per share data—unaudited)
Net income, as reported	$63,425	$36,860	$25,256
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	6,271	4,821	4,485
Pro forma net income	$57,154	$32,039	$20,771
Earnings per share:
Basic—as reported	$2.55	$1.59	$1.12
Basic—pro forma	$2.30	$1.38	$0.92
Diluted—as reported	$2.29	$1.47	$1.09
Diluted—pro forma	$2.07	$1.29	$0.90
Risk free interest rate	3.9%	3.8%	3.6%
Expected lives	6.70	6.92	7.00
Expected volatility	59.6%	62.9%	65.9%
Expected dividends	—	—	—

Earnings Per Share

The following table summarizes the reconciliation of basic to diluted weighted average shares for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Basic shares	24,856	23,255	22,491
Dilutive effect of options outstanding	1,228	1,306	639
Dilutive effect of conversion of Convertible Notes	2,892	1,558	—
Diluted shares	28,976	26,119	23,130

For the years ended December 31, 2004, 2003 and 2002, the only potential common stock outstanding with the Company are stock options and the Senior Convertible Notes. For the year ended December 31, 2004, all options outstanding had a dilutive effect. For the year ended December 31, 2003, 223,000 shares at prices ranging from $28.30 to $30.70 were outstanding but were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock. For the year ended December 31, 2002, options to purchase 2,146,000 shares at prices ranging from $15.31 to $28.56 were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock.

For the year ended December 31, 2004, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting which

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

also provides that the related after-tax interest expense, including amortization of deferred financing costs, for the period is added back to net income. For the year ended December 31, 2003, the 1.6 million weighted average shares of common stock issuable upon conversion of the 4% Senior Convertible Notes were included in the calculation of earnings per share from the period of June 16, 2003, the issuance date of the Notes, to December 31, 2003, under the “if-converted” method.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that contingently convertible debt instruments, such as our 4% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

Concentration of Credit Risk

Our cash deposits are with various high quality financial institutions. Customer purchases generally are transacted using cash or credit cards. In limited instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $7.7 million and $7.6 million at December 31, 2004 and 2003, respectively. Credit losses have historically been within our expectations.

Fair Value of Financial Instruments

The fair value of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. As of December 31, 2004 the fair value of our 4% Senior Convertible Notes was $151 million, based on quoted market prices.

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
December 31, 2004

1. Nature of Business and Significant Accounting Policies (Continued)

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). The Task Force reached a consensus that contingently convertible debt instruments, such as our 4% Senior Convertible Notes,  should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.”  SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS 123R is effective for public companies in the first  interim period after June 15, 2005. We will adopt the provisions of this statement in the third quarter of 2005 which will have an impact on our consolidated financial statements. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require the restatement of prior periods.

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

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2. Acquisitions (Continued)

On July 23, 2004, we acquired one store and related assets of Karnes Music in the Chicago area. In connection with the purchase we paid $2.7 million in cash, acquired assets with a fair value of $2.5 million and assumed liabilities of $0.2 million. Goodwill in the amount of $0.4 million was recorded.

The results of operations and the assets of the Music Loft East, Inc., M&M Music and Karnes Music were not material to Guitar Center’s historical consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations for each of these entities are included in Guitar Center’s consolidated financial statements from the dates of the acquisition.

Goodwill was recorded on Music Loft Inc., M&M Music and Karnes Music acquisitions in the amount of the total consideration paid in excess of the fair value of the identifiable assets acquired. In accordance with SFAS 142, we no longer amortize goodwill and intangible assets with an indefinite useful life on a stated basis but rather perform annual testing of the goodwill for impairment, with no charge to income except to the extent of any such impairment.

The changes in our goodwill balance are summarized as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
December 31, 2004	$25,995	479	—	$26,474
December 31, 2003	$25,995	—	—	$25,995

3. Subsequent Event

On February 8, 2005, two of our subsidiaries entered into an Agreement and Plan of Merger by and among Guitar Center Stores, Inc., a wholly owned subsidiary of the Company (“GCSI”) , GCSI Acqusition Corp., a Maryland corporation, Music & Arts Center, Inc., a Maryland corporation (“MAC”), and the common stockholders of MAC (the “Stockholders”), pursuant to which it is contemplated that MAC will become a wholly owned subsidiary of GCSI. MAC is a privately-held musical instruments retailer based in Maryland which primarily addresses the beginning musician, with an emphasis on rentals, music lessons and band and orchestra instrument sales. MAC’s operations include approximately 60 retail locations and seven educational support centers.

The purchase price for the stock of MAC is $90 million, subject to adjustment for the actual level at closing of working capital and a term note of MAC due to its bank, and seller transaction expenses. In addition, we are assuming designated debt and other deferred obligations, presently estimated at approximately $8 million. The purchase consideration for the stock of MAC is all cash, with $7 million to be held in an escrow account for 18 months as partial security for the Stockholders’ indemnification obligations in the event of a breach of a representation, warranty, covenant or agreement contained in the Merger Agreement or any related instrument. The Merger Agreement also includes representations and warranties of the parties and covenants and agreements regarding the operation of the business of MAC during the period from the execution of the Merger Agreement to closing.

The Merger Agreement may be terminated by GCSI or MAC upon certain designated uncured breaches, or if the transaction is not closed by April 15, 2005, however each has a further unilateral right to extend that termination date to May 15, 2005 if certain specified conditions, generally relating to clearance

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

3. Subsequent Event (Continued)

under the antitrust or competition laws, receipt of third party consents and court proceedings, have not been satisfied.

4. Merchandise Inventories

The major classes of merchandise inventories are as follows:

	December 31,
	2004	2003
	(in thousands)
Major goods	$187,902	$181,218
Band instruments	25,125	22,199
Associated accessories	59,721	56,265
Vintage guitars	10,831	10,150
Used merchandise	19,121	15,601
General accessories	17,479	8,814
	320,179	294,247
Less inventory reserves	5,218	5,374
	$314,961	$288,873

Major goods include stringed merchandise, percussion, keyboards, live-sound/DJ and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Associated accessories are comprised of accessories to major goods and band instruments. General accessories include other merchandise such as apparel, cables and books.

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
	(in thousands)
Land	$2,946	$2,946
Buildings	9,766	9,426
Furniture and fixtures	24,526	21,606
Computer equipment	58,174	47,271
Leasehold improvements	97,776	84,816
Construction in progress	4,076	6,384
	197,264	172,449
Less accumulated depreciation and amortization	99,915	79,102
	$97,349	$93,347

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

6. Revolving Line of Credit and Debt

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million, and may be increased to $150 million at our option, subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (5.25% at December 31, 2004) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (six month rate at December 31, 2004 was 2.78%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111 million at December 31, 2004) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and restated amendments which have been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of December 31, 2004. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013 (the Notes). Of the net proceeds from the offering, approximately $68.2 million was used in July 2003 to retire all outstanding Senior Notes and pay the related redemption premium, and the balance was used to reduce the amount outstanding under our credit agreement and pay offering expenses. The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period or designated corporate events occur. The final maturity of the Notes is July 2013,

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

6. Revolving Line of Credit and Debt (Continued)

although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest. We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree. Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

In July 2003, we called for the redemption of $66.7 million of Senior Notes outstanding. Interest expense in 2003 includes the related redemption premium and the write-off of deferred financing costs associated with the Senior Notes redeemed of $1.9 million.

For the years ended December 31, 2004, 2003 and 2002, $1,045,000, $938,000 and $664,000 of amortization of deferred financing fees was included in interest expense. Capitalized deferred financing fees at December 31, 2004 and 2003 were $3.6 million and $4.6 million and related accumulated amortization was $1.0 million and $3.8 million, respectively.

7. Segment Information

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

Net sales, depreciation and amortization, income before income taxes, capital expenditures and total assets are summarized as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Guitar Center 2004	American Music 2004	Direct Response 2004	Total
Net sales	$1,161,511	$40,400	$311,261	$1,513,172
Depreciation and amortization	18,671	1,469	2,164	22,304
Income before income taxes	72,789	(7,228)	36,737	102,298
Capital expenditures	21,240	1,272	3,639	26,151
Total assets	$424,030	$63,365	$87,198	$574,593

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

7. Segment Information (Continued)

	Guitar Center 2003	American Music 2003	Direct Response 2003	Total
Net sales	$978,962	$38,225	$257,872	$1,275,059
Depreciation and amortization	16,721	1,233	2,666	20,620
Income before income taxes	40,736	(7,894)	26,667	59,509
Capital expenditures	20,710	1,954	1,581	24,245
Total assets	$355,668	$64,071	$41,132	$460,871

	Guitar Center 2002	American Music 2002	Direct Response 2002	Total
Net sales	$859,618	$32,525	$208,746	$1,100,889
Depreciation and amortization	14,071	717	2,072	16,860
Income before income taxes	31,730	(4,522)	13,593	40,801
Capital expenditures	19,142	4,051	3,116	26,309
Total assets	$353,037	$57,240	$42,122	$452,399

8. Investment Securities

Investment securities available-for-sale classified as current and long-term as of December 31, 2004 are as follows:

	December 31, 2004
	Amortized Cost	Interest Earned	Amort. Of Disc/Premium	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
General Obligation Municipal	$1,724	$—	$—	$—	$—	$1,724
Municipal Revenue	2,086	—	—	—	—	2,086
Short-term investment securities	$3,810	$—	$—	$—	$—	$3,810
General Obligation Municipal	$1,386	$1	$(1)	$—	$—	$1,386
Municipal Revenue	15,611	2	(2)	—	—	15,611
Long-term investment securities	$16,997	$3	$(3)	$—	$—	$16,997

The contractual maturities of debt securities available-for-sale at December 31, 2004, are shown below. Expected maturities will differ from contractual maturities because we have the right to recall or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Due within one year	$3,810	$3,811
Due after one year through three years	14,608	14,609
Due 2014	1,263	1,264
Due 2017	1,126	1,127
Total	$20,807	$20,811

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

8. Investment Securities (Continued)

We had no sales of investments in 2004. Gross unrealized gains and losses were immaterial, and not recorded for year ended December 31, 2004. We had no investments at December 31, 2003.

9. Lease Commitments

We lease offices, most of our retail store facilities, our distribution centers and various personal property used in our business under operating leases which expire at varying dates through December 2018. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

The total minimum lease commitment at December 31, 2004, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2005	$37,271
2006	32,660
2007	30,628
2008	28,585
2009	22,474
Thereafter	64,742
$216,360

Total rent expense included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 is $38.2 million, $31.7 million and $26.3 million respectively.

10. Employee Benefit Plan

We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the “Plan”) maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to fifteen percent of their compensation.  At our discretion, we can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees’ contributions. We may also, at our discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. Contribution expense was $2.1 million, $2.1 million, $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Stock Option and Purchase Plans

1996 Performance Stock Option Plan

In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the “1996 Plan”), which provided for the granting of options to officers and key employees. Under the 1996 Plan, the number of options available for grant was 713,782, with a maximum term of ten years and an exercise price equal to the fair market value ($10.89 per share) of the underlying stock at the date of grant. The options generally vested ratably over three years. As of December 31, 2004, options to purchase 39,923 shares of common stock were outstanding and exercisable. At December 31, 2004, no shares were available for grant under the 1996 Plan.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

11. Stock Option and Purchase Plans (Continued)

Management Stock Option Agreements

In June 1996, we granted options to two officers to purchase 795,970 shares at an exercise price of $10.89 per share with a term of ten years. Under the terms of the option agreements, the conditions for full, accelerated vesting occurred during 1997. No additional options are available for grant under this plan. At December 31, 2004, options to purchase 27,073 shares of common stock were outstanding and exercisable.

1997 Equity Participation Plan

In January 1997, the 1997 Equity Participation Plan (as amended, the “1997 Plan”) was adopted. Under the 1997 Plan, we may grant options to purchase up to 4,000,000 shares of common stock. Options granted under the 1997 Plan vest ratably over various terms with a maximum life of ten years. As of December 31, 2004, options to purchase 2,378,821 shares of common stock were outstanding under the 1997 Plan, and 1,599,173 shares were exercisable with exercise prices ranging from $8.34 to $39.98 and a weighted average exercise price of $20.06. At December 31, 2004, 31,229 shares were available for grant.

Included in the options outstanding are outstanding options to purchase 88,489 shares of common stock that were assumed in 1999 in connection with the merger with Musician’s Friend.

2004 Incentive Stock Award Plan

In February 2004, the 2004 Incentive Stock Award Plan was adopted. The 2004 plan is an omnibus plan which provides for issuance of stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Under the 2004 Plan, we may grant options to purchase up to 1,400,000 shares of common stock. Options granted under the plan vest over various terms with a maximum life of ten years and an exercise price equal to the fair market value of the underlying stock at the date of grant. As of December 31, 2004, options to purchase 582,000 shares of common stock were outstanding under the 2004 Plan, but were not exercisable. At December 31, 2004, 806,100 shares were available for grant.

Employee Stock Purchase Plan

In April 2001, the Employee Stock Purchase Plan (the “ESPP Plan”) was adopted. The ESPP Plan is a tax-qualified employee stock purchase plan which authorizes 500,000 shares of our common stock, $0.01 par value, for issuance under the plan. Under the ESPP Plan, participants are granted options to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period. The participants purchase the shares through payroll deductions. As of December 31, 2004, 175,477 shares had been purchased under the ESPP Plan at a weighted-average price of $19.36 per share.

We apply APB Opinion No. 25 in accounting for our plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

11. Stock Option and Purchase Plans (Continued)

Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	4,232,860	$14.43
Granted	559,869	16.94
Exercised	(206,675)	12.10
Forfeited	(188,091)	16.88
Balance at December 31, 2002	4,397,963	14.75
Granted	510,927	27.34
Exercised	(1,203,087)	14.45
Forfeited	(92,871)	20.02
Balance at December 31, 2003	3,612,932	16.54
Granted	804,100	39.78
Exercised	(1,313,555)	13.55
Forfeited	(75,660)	29.83
Balance at December 31, 2004	3,027,817	$23.68

The following is a summary of stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$8.34 to $10.89	291,708	4.38	$10.63	291,708	$10.61
$13.44 to $17.73	1,164,908	6.77	$15.81	902,151	$15.62
$18.25 to $20.75	329,018	3.66	$19.72	326,685	$19.72
$21.96 to $39.98	1,242,183	8.94	$35.18	145,625	$27.31
$8.34 to $39.98	3,027,817	7.09	$23.68	1,666,169	$16.57

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. We will adopt the provisions of this statement in the third quarter of 2005 which will have an impact on our consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

12. Income Taxes

Total income taxes for the years ended December 31, 2004, 2003 and 2002 consist of:

2004	Current	Deferred	Total
	(in thousands)
Federal	$34,332	$793	$35,125
State	3,625	123	3,748
	$37,957	$916	$38,873

2003	Current	Deferred	Total
	(in thousands)
Federal	$19,231	$1,005	$20,236
State	2,104	309	2,413
	$21,335	$1,314	$22,649

2002	Current	Deferred	Total
	(in thousands)
Federal	$15,066	$(1,364)	$13,702
State	2,043	(200)	1,843
	$17,109	$(1,564)	$15,545

Actual income taxes for 2004, 2003 and 2002 differ from the statutory tax rate of 35% as applied to income before income taxes as follows:

	2004	2003	2002
	(in thousands)
Expected income tax expense	$35,804	$20,827	$14,280
State income taxes, net of federal tax benefit	2,436	1,459	1,181
Non deductible items	402	273	153
Change in valuation allowance	—	—	19
Other	231	90	(88)
Actual income tax expense	$38,873	$22,649	$15,545

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

12. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2004	2003
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$38	$155
Accrued liabilities	2,752	3,808
Merchandise inventories	2,340	2,148
Capital loss (Musician.com)	1,138	1,150
Total gross deferred tax assets	6,268	7,261
Deferred tax liabilities:
Depreciation	2,940	3,559
Other	1,694	1,152
Total gross deferred liabilities	4,634	4,711
Deferred tax assets, net of deferred tax liabilities	1,634	2,550
Less valuation allowance—capital loss carryforward	(1,139)	(1,139)
Net deferred tax assets	$495	$1,411

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

The Company accounts for the tax benefit resulting from the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid in capital in the accompanying consolidated financial statements. The Company recorded $9.8 and $4.1 million of a benefit in 2004 and 2003, respectively. The benefit derived from such exercises or dispositions in the prior years was not material.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

13. Accrued Expenses and Other Current Liabilities

	December 31,
	2004	2003
	(in thousands)
Wages, salaries and benefits	$29,320	$22,145
Sales tax payable	11,894	10,290
Accrued income taxes	7,576	6,988
Accrued advertising	6,038	4,884
Provision for sales returns	5,335	6,430
Accrued insurance	3,520	2,847
Unearned revenue	3,358	2,660
Accrued real estate tax	2,165	1,814
Accrued professional fees	2,030	742
Accrued interest	1,880	2,200
Accrued freight	988	1,993
Accrued catalog costs	882	1,696
Accrued utilities	887	228
Other	7,733	6,699
	$83,606	$71,616

14. Legal

We are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California. Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seek an unspecified amount of damages, penalties and attorneys’ fees. In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery. The McClain complaint has not been served on us, and we have not responded to the complaint.

While we believe these lawsuits are without merit and intend to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled. An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

14. Legal (Continued)

condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend these lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

15. Quarterly Financial Data (unaudited)

	2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$349,703	$339,622	$354,909	$468,938	$1,513,172
Gross profit	$94,683	$94,213	$97,941	$138,436	$425,273
Net income	$11,780	$12,144	$12,411	$27,090	$63,425
Net income per share (diluted)	$0.44	$0.45	$0.45	$0.95	$2.29

	2003
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$287,542	$291,600	$300,112	$395,805	$1,275,059
Gross profit	$74,656	$75,550	$79,851	$113,988	$344,045
Net income	$5,277	$6,150	$5,781	$19,652	$36,860
Net income per share (diluted)	$0.22	$0.25	$0.23	$0.73	$1.47

The diluted earnings per share for 2003 has been restated to conform to EITF 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. See Earnings per Share under Note 1 to our financial statements.

Schedule II

GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004 and 2003
(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Balance at end of year
December 31, 2004
Allowance for doubtful receivables	$1,708	4,126	2,345	$3,489
December 31, 2003
Allowance for doubtful receivables	$1,083	625	—	$1,708

II-1