Form 10-Q
period 2005-03-31
GUITAR CENTER INC
filed 2005-05-10
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes    ☒           No  ☐

As of May 9, 2005, 25,866,109 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$38,205	$60,453
Investments in marketable securities	13,239	3,810
Accounts receivable, less allowance for doubtful accounts $2,400 and $3,489, respectively	20,968	27,627
Merchandise inventories	328,360	314,961
Prepaid expenses and deposits	15,216	13,367
Deferred income taxes	5,552	5,552
Total current assets	421,540	425,770

Property and equipment, net of accumulated depreciation of $105,633 and $99,915, respectively	114,378	97,349
Investments in marketable securities	33,031	16,997
Goodwill	26,474	26,474
Deposits and other assets, net	7,102	8,003
	$602,525	$574,593

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$74,948	$49,771
Accrued expenses and other current liabilities	57,984	83,606
Merchandise advances	19,536	22,534
Total current liabilities	152,468	155,911

Other long-term liabilities	7,776	6,943
Deferred income taxes	5,057	5,057
Long-term debt	100,000	100,000
Total liabilities	265,301	267,911

Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,865 at March 31, 2005 and 25,359 at December 31, 2004	259	254
Additional paid in capital	320,111	305,305
Retained earnings	17,007	1,123
Accumulated other comprehensive loss	(153)	—
Stockholders’ equity	337,224	306,682
	$602,525	$574,593

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004

Net sales	$396,386	$349,703
Cost of goods sold, buying and occupancy	285,214	255,020
Gross profit	111,172	94,683

Selling, general and administrative expenses	84,471	74,318
Operating income	26,701	20,365

Interest expense, net	875	1,363

Income before income taxes	25,826	19,002

Income taxes	9,942	7,222

Net income	$15,884	$11,780

Net income per share:
Basic	$0.62	$0.49
Diluted	$0.56	$0.44

Weighted average shares outstanding:
Basic	25,593	24,188
Diluted	29,724	28,393

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$15,884	$11,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,859	5,358
Amortization of deferred financing fees	261	261
Tax benefit from exercise of stock options	7,059	1,641
Changes in operating assets and liabilities:
Accounts receivable	6,659	3,456
Merchandise inventories	(13,399)	(833)
Prepaid expenses and deposits	(1,849)	1,551
Other assets	1,011	(189)
Accounts payable	25,177	8,212
Accrued expenses and other current liabilities	(25,622)	(16,994)
Other long-term liabilities	833	270
Merchandise advances	(2,998)	(716)
Net cash provided by operating activities	18,875	13,797

Investing activities:
Purchase of property and equipment	(22,879)	(4,783)
Purchase of available-for-sale securities	(27,305)	—
Proceeds from sale of available-for-sale securities	1,309	—
Net cash used in investing activities	(48,875)	(4,783)

Financing activities:
Proceeds from exercise of stock options	7,752	4,597
Net cash provided by financing activities	7,752	4,597

Net (decrease) increase in cash and cash equivalents	(22,248)	13,611
Cash and cash equivalents at beginning of year	60,453	5,350

Cash and cash equivalents at end of period	$38,205	$18,961

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.             Nature of Business and Basis of Presentation

Nature of Business

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment based on annual revenue. As of March 31, 2005, our retail subsidiary operated 144 Guitar Center retail stores, with 119 stores in 47 major markets and 25 stores in secondary markets across the United States.  In addition, our American Music division operates 15 stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students and four educational support centers. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Actual results could differ from these estimates and assumptions.

2.             Earnings Per Share

The following table summarizes the reconciliation of Basic to Diluted Weighted Average Shares for the quarter ending March 31, 2005 and 2004:

	2005	2004
	(in thousands, except per share data)
Net income	$15,884	$11,780

Add: Interest, net of tax, on 4% Senior Convertible Notes	727	733
Net income excluding interest expense on 4% Senior Convertible Notes	16,611	12,513

Basic shares	25,593	24,188
Common stock equivalents - dilutive effect of options outstanding	1,239	1,313
Common stock equivalents - dilutive effect of conversion of 4% Senior Convertible Notes	2,892	2,892
Diluted shares	29,724	28,393
Basic net income per share	$0.62	$0.49
Diluted net income per share	$0.56	$0.44

For the quarters ended March 31, 2005 and 2004, all options outstanding had a dilutive effect.

For the quarters ended March 31, 2005 and 2004, the 2.9 million shares of common stock issuable upon conversion of the 4.00% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting which also provides that the related after-tax interest expense, including amortization of deferred financing costs, for the period is added back to net income.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that contingently convertible debt instruments, such as our 4.00% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger has been met. The consensus must be applied by retroactive restatement of financial statements issued for periods ending after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for the three months ended March 31, 2004 to reflect the consensus.

3.             Segment Information

Our reportable business segments are Guitar Center stores, American Music stores and direct response (Musician’s Friend’s contact center and Internet).  Management evaluates segment performance based primarily on net sales and income (loss) before income taxes.  Accounting policies of the segments are the same as the accounting policies for the consolidated Company.  There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis. The Company business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” are consistent with its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 142 require that goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the business segment level, or one level below), that tests for impairment of goodwill be performed at least annually. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three months ended March 31, 2005 and 2004 and total assets as of March 31, 2005 and 2004 are summarized as follows (in thousands):

	Guitar Center	American Music	Direct Response
	2005	2005	2005	Total

Net sales	$294,643	$10,238	$91,505	$396,386
Gross profit	79,690	3,832	27,650	111,172
Depreciation and amortization	4,828	510	521	5,859
Selling, general and administrative expenses	61,438	5,164	17,869	84,471
Income (loss) before income taxes	17,834	(2,103)	10,095	25,826
Capital expenditures	21,456	243	1,180	22,879
Total assets	459,003	58,834	84,688	602,525

	Guitar Center	American Music	Direct Response
	2004	2004	2004	Total
Net sales	$263,508	$9,378	$76,817	$349,703
Gross profit	66,688	3,385	24,610	94,683
Depreciation and amortization	4,363	391	604	5,358
Selling, general and administrative expenses	53,459	4,325	16,534	74,318
Income (loss) before income taxes	12,343	(1,587)	8,246	19,002
Capital expenditures	4,025	118	640	4,783
Total assets	351,644	60,639	57,378	469,661

4.             Comprehensive income

The following table presents comprehensive income for the three months ended March 31, (in thousands):

	2005	2004
Net income	$15,884	$11,780
Other comprehensive loss - Unrealized loss on securities, net of tax	(153)	—
Comprehensive income	15,731	11,780

5.             Stock-Based Compensation

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows for the three months ended March 31:

	2005	2004

Net income, as reported	$15,884	$11,780
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,425	991
Pro forma net income	$14,459	$10,789

Earnings per share:
Basic – as reported	$0.62	$0.49
Basic – pro forma	$0.56	$0.45
Diluted – as reported	$0.56	$0.44
Diluted – pro forma	$0.51	$0.41
Risk free interest rate	4.3%	3.3%
Expected lives	6.36	6.70
Expected volatility	59.7%	61.8%
Expected dividends	—	—

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006.  We will adopt the provisions of this statement in the first quarter of 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require us to restate any prior periods. We are currently evaluating the effect of adoption of SFAS No. 123R will have on our consolidated financial statements and have not determined whether the adoption will or will not result in amounts that are similar to the current pro forma disclosure under SFAS No. 123.

6.             Subsequent Event

On April 15, 2005, we completed the acquisition of privately held Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. Music & Arts operates 62 retail locations primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. The acquired business and our existing American Music business are being combined into a new division under the Music & Arts name.

The acquired business generated approximately $85 million in sales in the fiscal year ended January 31, 2005. The transaction, which has a purchase price of $90 million, plus the assumption of debt and certain other deferred obligations, did not have any impact on our first quarter financial results. The acquisition was funded from cash on hand and drawings under our line of credit.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and live-sound/DJ and recording equipment based on annual revenue. As of March 31, 2005, our retail subsidiary operated 144 Guitar Center retail stores, with 119 stores in 47 major markets and 25 stores in secondary markets across the United States.  In addition, our American Music division operates 15 stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students and four educational support centers. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the first quarter, we opened five large format Guitar Center stores in Tulsa, Oklahoma, Pittsburgh, Pennsylvania, South Austin, Texas, Orlando, Florida, Birmingham, Alabama and three small format stores in Flint, Michigan, Akron, Ohio and Des Moines, Iowa. These stores added 104,600 square feet of Guitar Center retail space and brought us to a total of 2.194 million square feet of Guitar Center retail space at the end of the quarter.

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

From 2000 to 2004, our net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 22% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and American Music brand names. We achieved comparable store sales growth of 5% for the first quarter of 2005 compared to 11% for the first quarter of 2004 for Guitar Center retail division. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period.  All references in this report to comparable stores sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended March 31, 2005 increased 13.3%, or $46.7 million, to $396.4 million compared to $349.7 million in the first quarter of 2004. Net income for the quarter was $15.9 million, which is a 35% increase over the $11.8 million we reported in the first quarter of 2004. Earnings per diluted share increased to $0.56 compared to $0.44 in the first quarter of 2004.

Our Guitar Center retail division turned in a strong performance for the quarter. Net sales from our Guitar Center stores increased 11.8% to $294.7 million from $263.5 million in last year’s first quarter. Sales from new stores contributed $17.2 million and accounted for 55.2% of the increase. Guitar Center retail’s comparable store sales increased 5%.

Musician’s Friend, our direct response division, generated a net sales increase of 19.1% for the quarter to $91.5 million compared to $76.8 million in the first quarter of 2004. For the quarter, we achieved an initial fill rate of 92% up from 89% in the same quarter of 2004. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer.

During the quarter, we experienced relatively uneven sales patterns, making it more difficult to forecast business trends, and our direct response division faced a higher level of online competition.  Due to these trends, we plan to increase our advertising and promotional activities in the remainder of the year to drive store and online traffic.

On April 15, 2005, we completed the acquisition of privately held Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. Music & Arts operates 62 retail locations primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. The acquired business and our existing American Music business are being combined into a new division under the Music & Arts name.

The acquired business generated approximately $85 million in sales in the fiscal year ended January 31, 2005. The transaction, which has a purchase price of $90 million, plus the assumption of debt and certain other deferred obligations, did not have any impact on our first quarter financial results and was funded from cash on hand and drawings under our line of credit.

We are focused on leveraging the infrastructure investments we have made to streamline inventory management and improve operating efficiencies across the Company. Continued execution of these initiatives will be necessary to meet our business objectives for 2005.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $1.6 million and $1.5 million in the three months ended March 31, 2005 and 2004, respectively, recorded as an offset to selling, general and administrative expense.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. We regularly review and revise, when deemed necessary, our estimates of rebates reserve based upon historical trends. We received payments of $7.8 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively. We earned vendor rebates of $7.2 million and $6.9 million for the three months ended March 31, 2005 and 2004, respectively. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of net sales, for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%
Gross profit	28.0	27.1
Selling, general and administrative expense	21.3	21.3
Operating income	6.7	5.8
Interest expense, net	0.2	0.4
Income before income tax expense	6.5	5.4
Income tax expense	2.5	2.0
Net income	4.0%	3.4%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net sales for the three months ended March 31, 2005 increased 13.3% to $396.4 million, compared to $349.7 million for the same period last year.  Comparable store sales for our retail division increased 5%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Net sales from Guitar Center stores for the three months ended March 31, 2005 totaled $294.7 million, a 11.8% increase from $263.5 million for the same period in 2004.  Sales from new stores contributed $17.2 million and represent 55.2% of the total increase in retail store sales.  Comparable Guitar Center store sales for the quarter increased 5%. Net sales from American Music stores for the three months ended March 31, 2005 totaled $10.2 compared to $9.4 million in 2004 primarily due to the acquisition of Karnes Music in the third quarter of 2004. Comparable American Music stores sales for the quarter decreased 1%.

Net sales from the direct response channel totaled $91.5 million for the three months ended March 31, 2005, a $14.7 million, or 19.1%, increase from 2004. This increase primarily reflects the improved performance of catalog circulation and advertising strategies.  Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 13.9% to $38.5 million for the three months ended March 31, 2005 from $33.8 million for the comparable 2004 period. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 23.3% to $53.0 million from $43.0 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the three months ended March 31, 2005 compared to 2004 increased 17.4% to $111.2 million from $94.7 million.  Gross profit as a percentage of net sales for the period ended March 31, 2005 compared to 2004 increased to 28.0% from 27.1%.  Gross profit as a percentage of net sales for Guitar Center was 27.0% compared with 25.3% in the first quarter of 2004. The increase is due to a more favorable product mix (0.4%), reduced freight costs (0.3%) with the remainder primarily due to increased sales of our proprietary products which yield a higher margin. We define selling margin as net sales less the cost of the merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center.  The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for the American Music stores was 37.4% compared to 36.1% for the same period last year.  The improvement is primarily due to decrease in inventory shrink (2.1%), decrease in freight costs (0.1%), partially offset by an increase in occupancy costs (0.8%). Gross profit margin for the direct response division was 30.2% for the quarter compared to

32.0% in the first quarter of 2004. The decrease was primarily due to increased activity by competitors over the Internet which led to pricing pressure (2.4%), partially offset by a decrease in freight costs (0.5%).

Selling, general and administrative expenses for the three months ended March 31, 2005 increased 13.7% to $84.5 million from $74.3 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expenses was 21.3% for the first quarter in 2005 and 2004, respectively. Selling, general and administrative expenses for the Guitar Center stores in the first quarter were 20.9% as a percentage of net sales compared to 20.3% in last year’s first quarter. The increase is primarily due to increased leverage on higher comp store sales in the prior year period, as well as higher salary costs (0.3%), increase in advertising and promotional costs (0.3%) and an increase in rent associated with leasing store equipment (0.3%), partially offset by a decrease in bad debt (0.2%) due to better collections.  Selling, general and administrative expenses for the American Music stores were 50.4% of sales in the first quarter compared to 46.1% in the same period last year. The increase is primarily due to higher payroll and commission costs (4.1%), inclusive of bonus expense (1.1%), higher depreciation costs related to the corporate office (1.6%) and higher advertising costs (1.0%), offset by a decrease in bad debt expense (1.1%) as a result of better collections, decrease in travel expense (0.9%) and a decrease in computer repair costs (0.4%). Selling, general and administrative expenses for the direct response division were 19.5% of sales compared to 21.5% for the three month ended March 31, 2005 and 2004, respectively. The improvement is primarily due to reduction in salaries expense (1.0%), insurance costs (0.4%) and depreciation expense (0.2%). We plan to increase our advertising and promotional activities in the remainder of the year to drive online traffic. The foregoing statement is a forward-looking statement and is subject to the qualifications set forth below under “Forward-Looking Statements”.

Operating income increased 31.1% to $26.7 for the three months ended March 31, 2005 from $20.4 million in the comparable 2004 period. This increase reflects a relatively good performance by the Guitar Center and Musician’s Friend businesses, offset somewhat by an operating loss of approximately $1.3 million for the American Music segment for the quarter ended March 31, 2005.

Interest expense, net for the three months ended March 31, 2005, decreased to $0.9 million from $1.4 million in the first quarter of 2004. The reduction in interest expense is due primarily to the interest income earned on the investment of excess cash for the quarter ending March 31, 2005. We did not hold any investments in marketable securities during the quarter ending March 31, 2004.

In the three months ended March 31, 2005, a $9.9 million provision for income taxes was recorded compared to $7.2 million for the same period last year, based on an effective tax rate of approximately 38.5% and 38%, respectively. There was a change in the effective tax rate as a result of higher blended state income tax rates.

Net income for the three months ended March 31, 2005 increased 34.8% to $15.9 million, compared to $11.8 million in the same period last year as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of March 31, 2005, we had no borrowings under our credit facility and had available borrowings of $111.1 million (net of $3.9 million of outstanding letters of credit).

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (5.75% at March 31, 2005) plus applicable prime margin, or London Interbank Offered Rate, or LIBOR (three month rate at March 31, 2005 was 3.40%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement ($111.1 million at March 31, 2005) is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of March 31, 2005.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013 (the Notes). The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of March 31, 2005, the notes were convertible for the current quarterly conversion period. The Notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the Notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2005 compared to $13.8 million for the same period last year. The largest use of cash was an increase in inventories of $13.4 million. The increase in merchandise inventory is required to support the eight new stores and reflects our efforts to improve in-stock positions in product categories that have been driving our revenue growth. The increase in accounts payable was also primarily due to increased inventory purchases to replenish inventory levels after the higher than expected sales achieved in the fourth quarter of 2004.

Cash used in investing activities increased to $48.9 million for the three months ended March 31, 2005 compared to $4.8 million for the same period last year. The current period capital expenditures consisted primarily of a corporate airplane of $10.6 million, capital expenditures for store expansions and remodels of $9.4 million compared to $3.2 million in the prior period and computer equipment purchases of $1.9 million in the current period compared to $1.3 million in the same period last year. Additionally, we purchased available-for-sale securities of $27.3 million in the current period.

 Cash provided by financing activities totaled $7.8 million for the three months ended March 31, 2005 compared to $4.6 million used in the same period last year. The cash provided by financing activities consists of the proceeds received from the exercise of stock options.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings. In the second quarter of 2005, we funded the cash component of the Music & Arts acquisition (including the repayment of assumed debt) with approximately $93.0 million from available cash and drawings under our credit facility.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the three months ended March 31, 2005, we opened eight new Guitar Center stores (five large format and three small format stores). Each new large format Guitar Center store typically has required approximately $1.3 to $1.5 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $900,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  We have developed smaller Guitar Center stores to build in secondary markets or sites that we do not believe will support our large format units. The first of these units was opened in late 2000 and 26 more had been opened as of March 31, 2005. Our small format stores have typically required approximately $700,000 in capital expenditures and require approximately $1.0 million to $1.2 million in inventory.

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

We are in the process of planning an expansion of our distribution center from 500,000 square feet to 750,000 square feet. We anticipate this expansion to be completed in early 2006. The larger facility will increase our capacity to support continued expansion in 2006 and beyond. We anticipate making additional capital investments of $5.0 to $7.0 million and we will incur increased rent expense when the facility is completed in 2006.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet.  The costs of these initiatives and other investments related to our businesses will continue to be significant.

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in each of 2004 and 2003, and currently anticipate opening 22 to 26 Guitar Center stores in 2005. This includes 8 to 10 large format stores and 14 to 16 small format stores. On April 15, 2005 we completed the acquisition of Music & Arts and we intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. We also continue to believe that there exists a number of additional acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our company and continue to pursue acquisition opportunities.

Throughout our history, we have primarily grown organically. However, we also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers or other complimentary businesses, if attractive opportunities can be identified. For example, in April 2005 we completed the acquisition of Music & Arts, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with cash on hand, drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

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

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (EITF No. 04-8). The Task Force reached a consensus that contingently convertible debt instruments, such as our 4.00% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the fair value from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006. We will adopt the provisions of this statement in the first quarter of 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require us to restate any prior periods.  We are currently evaluating the effect of adoption of SFAS No. 123R will have on our consolidated financial statements and have not determined whether the adoption will or will not result in amounts that are similar to the current pro forma disclosure under SFAS No. 123.

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

We may be unable to meet our Guitar Center retail store growth strategy, which could adversely affect our results of operations.

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  We currently operate 146 Guitar Center stores.  We opened a total of 14 Guitar Center stores in 2004, have opened a total of 10 Guitar Center Stores to date in 2005, and currently expect to open a total of approximately 22 to 26 additional Guitar Center stores in 2005. This includes 8 to 10 large format stores and 14 to 16 small format stores. Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

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

•      sufficient management and financial resources to support the new locations; and

•      vendor support.

A number of these factors are, to a significant extent, beyond our control.  As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center stores at the rates currently anticipated.  If we are unable to achieve our retail store expansion goals, or the new stores under perform our expectations, our results of operations could be adversely affected.

We face unique competitive and merchandising challenges in connection with our plans to open additional Guitar Center retail stores in new markets.

As part of our retail growth strategy, we plan to open and/or acquire additional Guitar Center stores in new markets, which could include international markets. This expansion into new markets will present unique competitive and merchandising challenges, including:

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

Historically, we have achieved significant sales growth in existing Guitar Center stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center retail stores:

	2005	2004	2003
Quarter 1	5%	11%	4%
Quarter 2	—%	8%	5%
Quarter 3	—%	9%	7%
Quarter 4	—%	10%	10%

Full Year	—%	10%	7%

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

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, on February 8, 2005, we entered into a definitive agreement to acquire privately held Music & Arts Center, a Maryland-based musical instruments retailer, which primarily addresses the beginning musician, with an emphasis on rentals, music lessons, and band and orchestra instrument sales. Music & Arts operates 62 retail locations primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S.  We completed the acquisition on April 15, 2005 for a purchase price of $90 million, plus the assumption of debt and certain other deferred obligations.  The acquisition did not have any impact on the Company’s first quarter financial results and was funded from cash on hand and drawings under our line of credit. We intend to combine our American Music business and Music & Arts, with the combined business operating under the Music & Arts name.  Acquisitions such as the Music & Arts transaction involve a number of special risks, including:

•      diversion of our management’s attention;

•      integration of the acquired business with our business; and

•      unanticipated legal liabilities and other circumstances or events.

Any failure to successfully complete the integration of the Music & Arts business with our American Music business could adversely affect our business, results of operations, liquidity and financial position. Further, we expect to incur significant costs and expenses in the initial integration of these two businesses.

In addition, we regularly investigate acquisition opportunities complementary to our Guitar Center, Musician’s Friend and Music & Arts businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction.

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

We must grow our Music & Arts business in order to reach profitability and earn an acceptable return on our investment.

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. The American Music division incurred significant operating losses in 2003 and 2004. In April 2005, we completed our acquisition of Music & Arts.  Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. During 2005, we will face further significant challenges as we attempt to combine the Music & Arts business with our existing American Music business. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investments in American Music and Music & Arts, constitute a distraction of the efforts of our management team from the core Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, M&M Music and Karnes Music, which totaled $21.1 million at March 31, 2005. In addition, we recognized a material increase in this goodwill amount upon the acquisition of Music & Arts.

Our Music & Arts business is dependent on state and local funding of primary and secondary schools.

Our Music & Arts business derives the majority of its revenue from sales or services to music students in primary and secondary schools.  Any decrease in the state and local funding of such music programs could have a material adverse effect on our Music & Arts business and its results of operations.

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

As of March 31, 2005, our corporate headquarters as well as 23 of our 144 Guitar Center stores were located in California, and stores located in that state generated 22.9% and 24.3% of our retail sales for 2004 and 2003, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At March 31, 2005, we had no outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

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

Item 1.                    Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California.  On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.   Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seek an unspecified amount of damages, penalties and attorneys’ fees.  In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery.  The McClain complaint has been served on us, and our response to the complaint is due on May 12, 2005.

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

Item 6.                    Exhibits

(a)           Exhibits:

31.1         Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 2005.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)