Form 10-Q
period 2005-06-30
GUITAR CENTER INC
filed 2005-08-09
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

As of August 4, 2005, 25,981,092 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

INDEX

Part I.	Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2005 and December 31, 2004

Consolidated Statements of Income – Three months ended June 30, 2005 and 2004

Consolidated Statements of Income – Six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows – Six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II.

Other Information

Item1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,977	$60,453
Investments in marketable securities	—	3,810
Accounts receivable, less allowance for doubtful accounts $4,292 and $3,489, respectively	23,905	27,627
Merchandise inventories	416,566	314,961
Prepaid expenses and deposits	17,151	13,367
Deferred income taxes	5,137	5,552
Total current assets	472,736	425,770

Property and equipment, net of accumulated depreciation of $111,072 and $99,915, respectively	124,176	97,349
Investments in marketable securities	—	16,997
Goodwill	78,412	26,474
Deposits and other assets, net	13,217	8,003
	$688,541	$574,593

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$94,930	$49,771
Accrued expenses and other current liabilities	65,550	83,606
Merchandise advances	19,792	22,534
Revolving line of credit	38,092	—
Total current liabilities	218,364	155,911

Other long-term liabilities	10,206	6,943
Deferred income taxes	7,411	5,057
Long-term debt	100,000	100,000
Total liabilities	335,981	267,911

Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,944 at June 30, 2005 and 25,359 at December 31, 2004	260	254
Additional paid in capital	322,382	305,305
Retained earnings	29,918	1,123
Stockholders’ equity	352,560	306,682
	$688,541	$574,593

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2005	2004

Net sales	$402,296	$339,622
Cost of goods sold, buying and occupancy	286,956	245,409
Gross profit	115,340	94,213

Selling, general and administrative expenses	92,429	73,200
Operating income	22,911	21,013

Interest expense, net	1,915	1,425

Income before income taxes	20,996	19,588

Income taxes	8,085	7,444

Net income	$12,911	$12,144

Net income per share:
Basic	$0.50	$0.49
Diluted	$0.46	$0.45

Weighted average shares outstanding:
Basic	25,885	24,676
Diluted	29,836	28,859

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2005	2004

Net sales	$798,682	$689,325
Cost of goods sold, buying and occupancy	572,170	500,429
Gross profit	226,512	188,896

Selling, general and administrative expenses	176,900	147,518
Operating income	49,612	41,378

Interest expense, net	2,790	2,788

Income before income taxes	46,822	38,590

Income taxes	18,027	14,666

Net income	$28,795	$23,924

Net income per share:
Basic	$1.12	$0.98
Diluted	$1.02	$0.89

Weighted average shares outstanding:
Basic	25,740	24,432
Diluted	29,780	28,636

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$28,795	$23,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,317	11,209
Loss on disposal of property and equipment	1,849	—
Amortization of deferred financing fees	522	522
Tax benefit from exercise of stock options	7,088	8,481
Deferred income taxes	350	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	9,746	5,172
Merchandise inventories	(45,932)	(24,334)
Prepaid expenses and deposits	(3,107)	(7,260)
Other assets	20	78
Accounts payable	31,648	(2,826)
Accrued expenses and other current liabilities	(24,697)	(21,448)
Other long-term liabilities	2,803	446
Merchandise advances	(7,040)	(511)
Net cash provided by (used in) operating activities	15,362	(6,547)

Investing activities:
Purchase of property and equipment	(37,829)	(10,835)
Acquisition of businesses, net of cash acquired	(96,251)	—
Purchase of available-for-sale-securities	(27,305)	—
Proceeds from the sale of available-for-sale-securities	47,460	—
Net cash used in investing activities	(113,925)	(10,835)

Financing activities:
Net increase in revolving debt facility	38,092	—
Proceeds from exercise of stock options	9,042	15,143
Proceeds from stock issued under employee purchase plan	953	706
Net cash provided by financing activities	48,087	15,849

Net decrease cash and cash equivalents	(50,476)	(1,533)
Cash and cash equivalents at beginning of year	60,453	5,350

Cash and cash equivalents at end of period	$9,977	$3,817

See accompanying notes to consolidated financial statements.

Six months ended June 30,
2005
Non-cash investing activities

Acquisition of businesses, in which the preliminary estimate of the fair value of assets and liabilities were as follows:

Current assets	$6,701
Inventory	56,037
Property & equipment	3,311
Other assets	5,593
Goodwill	51,938
Total assets acquired	123,580
Current liabilities	(24,450)
Deferred income tax liability	(2,419)
Other long-term liabilities	(460)
Total liabilities assumed	(27,329)
Net cash paid for acquisition	$96,251

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.                                       Nature of Business and Basis of Presentation

Nature of Business

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment based on annual revenue. As of June 30, 2005, we operated 149 Guitar Center retail stores, with 120 stores in 48 major markets and 29 stores in secondary markets across the United States. Included in the 149 Guitar Center retail stores are 119 large format stores (square footage of approximately 16,000 to 20,000) and 30 small format (square footage of approximately 10,000 to 12,000).  The first of these small format units was opened in late 2000 and 29 more had been opened as of June 30, 2005. As a result of our acquisition of Music & Arts, which has been integrated with our American Music division, Music & Arts operate 77 retail stores specializing in band and orchestral instruments for sale and rental, serving teachers, band directors, college professors and students and 7 educational support centers as of June 30, 2005. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of June 30, 2005 and December 31, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The purchase price accounting related to the Music & Arts Center, Inc. acquisition completed April 15, 2005 is being finalized and, as a result, there may be a subsequent reclassification of certain items presented on the balance sheet as of June 30, 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of income, as well as the disclosure of contingent liabilities. Actual results could differ from these estimates and assumptions.

2.                                       Acquisition of businesses

On April 15, 2005, we completed the acquisition of all the outstanding shares of the common stock of Music & Arts Center, Inc. (“MAC”), a Maryland-based musical instruments retailer with an emphasis on the beginning musician. Music & Arts operated 61 retail locations, primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. The acquired business and our existing American Music business are being combined into a new division under the Music & Arts name.

On June 10, 2005, our Musician’s Friend unit completed the asset acquisition of Harmony-Central.com, an Internet content and information site.  The acquired company will be separately maintained and operated by Musician’s Friend as Harmony Central Group, LLC. The results of operations and the assets of Harmony-Central.com were not material to Guitar Center’s historical consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations are included in Guitar Center’s consolidated financial statements from the date of the acquisition.

The purchase price of both companies was approximately $96 million and was funded from cash on hand and drawings under our line of credit. The consideration described above was allocated to the following assets acquired and liabilities assumed at their estimated fair value (in thousands):

Current assets	$6,701
Inventory	56,037
Property & equipment	3,311
Other assets	5,593
Goodwill	51,938
Total assets acquired	123,580
Current liabilities	(24,450)
Deferred income tax liability	(2,419)
Other long-term liabilities	(460)
Total liabilities assumed	(27,329)
Total purchase price	$96,251

The price allocation described above resulted in our recording approximately $52 million in goodwill, which is not being amortized, but will be evaluated for impairment annually or when a triggering event occurs which may require an impairment test.

Results of operations for Music & Arts are included in the consolidated financial statements since April 15, 2005, the date of acquisition. The following table summarizes pro forma financial information assuming the Music & Arts acquisition had occurred as of the beginning of the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net sales	$405,183	$357,243	$825,137	$726,980
Net income	8,783	12,025	25,248	24,458

Earnings per share:
Basic	0.34	0.49	0.98	1.00
Diluted	0.32	0.44	0.90	0.91

Included in net income for the quarter ended June 30, 2005 are charges of $5.9 million (0.12 per diluted per share) for bonus payments and legal fees associated with the acquisition. These charges were incurred prior to Guitar Center acquiring Music & Arts, Inc. on April 15, 2005. In addition, in conjunction with the acquisition, charges of $3.4 million (0.07 per diluted per share) were incurred primarily from the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland, and the write down of inventory carried at American Music resulting from a change in inventory assortment. These charges were incurred during the period of April 15, 2005 through June 30, 2005.

The purchase price accounting related to the Music & Arts Center, Inc. acquisition is being finalized and, as a result, there may be a subsequent reclassification of certain items presented on the balance sheet as of June 30, 2005. The pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisition been made at the beginning of the periods presented nor are they necessarily indicative of any future operating results.

3.                                       Earnings Per Share

The following table summarizes the reconciliation of the numerator and denominator for basic and diluted earnings per shares for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$12,911	$12,144	$28,795	$23,924
Add: Interest, net of tax on 4% Senior Convertible Notes	727	733	1,454	1,466
Net income excluding interest expense on 4% Senior Convertible Notes	13,638	12,877	30,249	25,390

Basic shares	25,885	24,676	25,740	24,432
Dilutive effect of options outstanding	1,059	1,291	1,148	1,312
Dilutive effect of conversion of 4% Senior Convertible Notes	2,892	2,892	2,892	2,892
Diluted shares	29,836	28,859	29,780	28,636
Basic net income per share	$0.50	$0.49	$1.12	$0.98
Diluted net income per share	$0.46	$0.45	$1.02	$0.89

For the three and six months ended June 30, 2005 and 2004, all options outstanding had a dilutive effect.

For the three and six months ended June 30, 2005 and 2004, the 2.9 million shares of common stock issuable upon conversion of the 4.00% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting which also provides that the related after-tax interest expense, including amortization of deferred financing costs, for the period is added back to net income.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that contingently convertible debt instruments, such as our 4.00% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger has been met. The consensus must be applied by retroactive restatement of financial statements issued for periods ending after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for the three and six months ended June 30, 2004 to reflect the consensus.

4.                                       Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts stores and Musician’s Friend direct response (contact center and Internet). Prior to the acquisition of Music & Arts, that segment was referred to as American Music stores. Both brands have similar operations and there has been no change to the internal structure of the organization and therefore there has been no change in the nature of the company segment reporting. Management evaluates segment performance based primarily on net sales and income (loss) before income taxes.  Accounting policies of the segments are the same as the accounting policies for the consolidated Company.  There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis. The Company business segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” are consistent with its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 142 requires that goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the business segment level, or one level below), that tests for impairment of goodwill be performed at least annually. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three and six months ended June 30, 2005 and 2004 and total assets as of June 30, 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Guitar Center	Music & Arts	Direct Response	Total	Guitar Center	Music & Arts	Direct Response	Total
Net sales	$299,637	$24,673	$77,986	$402,296	$594,280	$34,911	$169,491	$798,682
Gross profit	80,435	10,282	24,623	115,340	160,125	14,114	52,273	226,512
Depreciation and amortization	5,686	1,212	560	7,458	10,514	1,722	1,081	13,317
Selling, general and administrative expenses	60,752	14,662	17,015	92,429	122,190	19,826	34,884	176,900
Income (loss) before income taxes	19,444	(6,446)	7,998	20,996	37,278	(8,549)	18,093	46,822
Capital expenditures	13,225	252	1,473	14,950	34,681	495	2,653	37,829
Total assets					422,554	181,089	84,898	688,541

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	Guitar Center	Music & Arts (1)	Direct Response	Total	Guitar Center	Music & Arts (1)	Direct Response	Total
Net sales	$262,879	$8,592	$68,151	$339,622	$526,387	$17,970	$144,968	$689,325
Gross profit	68,380	2,846	22,987	94,213	135,068	6,231	47,597	188,896
Depreciation and amortization	4,980	327	544	5,851	9,343	718	1,148	11,209
Selling, general and administrative expenses	54,254	4,362	14,584	73,200	107,713	8,687	31,118	147,518
Income (loss) before income taxes	13,212	(2,156)	8,532	19,588	25,555	(3,743)	16,778	38,590
Capital expenditures	5,173	445	434	6,052	9,198	563	1,074	10,835
Total assets					365,565	57,984	61,236	484,785

(1) The information included for Music & Arts in 2004 included only the operation of American Music.

5.                                       Stock-Based Compensation

We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

However, in December 2004, the Financial Accounting Standards Board  issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning after December 15, 2005. We will adopt the provisions of this statement effective January 1, 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require us to restate any prior periods.

In the second quarter of 2005, we converted to a lattice-based binomial model from a Black-Scholes model, which management believes to be a superior method for valuing the impact of different employee option exercise patterns under various economic and market conditions. This change in methodology did not have a significant impact on pro forma results for the second quarter of 2005.  The conversion was implemented beginning with grants issued during the second quarter of 2005.  The fair value of our grants, issued prior to the second quarter of 2005 were determined using best-estimate assumptions effective as of the grant date using the Black-Scholes model.

                Assumptions used to determine the fair value of options granted during the second quarter of 2005 using the lattice-based binomial model were developed in consultation with an outside valuation specialist.  The lattice-based binomial model requires the input of several assumptions including expected volatility, the dividend yield, and risk-free rate of return, as well as certain assumptions regarding early exercise behavior.  Unlike the Black-Scholes model where the expected term is an input assumption, the expected-term is an output variable of the lattice-based binomial model.  The expected volatility assumption was developed based on an analysis of historical prices of our stock and open market exchanged options.  The risk free interest rate varies by duration, from 3.5% to 4.0%, based on the term.

 Assumptions were developed separately for our senior management from the other participants of our stock plans since their early exercise behavior is expected to differ materially from the other participants.

Compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options using the methodologies described above, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$12,911	$12,144	$28,795	$23,924
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,351	927	2,776	1,918
Pro forma net income	$11,560	$11,217	$26,019	$22,006

Earnings per share:
Basic -as reported	0.50	0.49	1.12	0.98
Basic - pro forma	0.45	0.45	1.01	0.90
Diluted - as reported	0.46	0.45	1.02	0.89
Diluted - pro forma	0.41	0.41	0.92	0.82
Risk free interest rate	3.5%- 4%	4.4%	3.5%- 4%	4.4%
Expected life of options	5.58	6.74	5.58	6.74
Expected volatility	42.0%	61.3%	42.0%	61.3%
Expected dividends	—	—	—	—

6.                                       Legal Proceedings

In addition to those described below, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California.  On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.   Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seek an unspecified amount of damages, penalties and attorneys’ fees.  In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery.  The McClain complaint has been served on us, and our response to the complaint was filed on May 11, 2005.  The McClain and Rodriguez lawsuits are now pending before the same court.  Both matters have been consolidated for mediation purposes.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin.  The lawsuit, which was filed by a Minnesota corporation, alleges breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores.  Among other things, the lawsuit alleges that we have breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and seeks an unspecified amount of damages and attorneys’ fees.  We have filed an answer to the complaint and are in the process of propounding discovery on the plaintiff as well as responding to plaintiff’s requests for discovery.

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and live-sound/DJ and recording equipment based on annual revenue. As of June 30, 2005, we operated 149 Guitar Center retail stores, with 120 stores in 48 major markets and 29 stores in secondary markets across the United States. We completed our acquisition of Music & Arts Center, Inc. on April 15, 2005 and the acquired business and our former American Music business were combined into a new division that operates under the Music & Arts name. As a result, our Music & Arts division operates 77 retail locations specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students and 7 educational support centers. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the second quarter, we opened two large format Guitar Center stores in Jacksonville, Florida and Syracuse, New York and three small format stores in Youngstown, Ohio, Tallahassee, Florida and Jackson, Mississippi. These stores added 58,700 square feet of Guitar Center retail space and brought us to a total of 2.253 million square feet of Guitar Center retail space at the end of the quarter.

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

From 2000 to 2004, our consolidated net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 22% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts brand names. We achieved comparable store sales growth of 5% and 7% for the first and second quarters of 2005 compared to 11% and 8% for the first and second quarters of 2004 for the Guitar Center retail division. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period.  All references in this report to comparable stores sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended June 30, 2005 increased 18.5%, or $62.7 million, to $402.3 million compared to $339.6 million in the second quarter of 2004. Net income for the quarter was $12.9 million, which is a 6.3% increase over the $12.1 million we reported in the second quarter of 2004. Our second quarter net income includes charges of $2.1 million after-tax, or $0.07 per diluted share, related to the acquisition of Music & Arts Center, Inc.

Our Guitar Center retail division turned in a strong performance for the quarter. Net sales from our Guitar Center stores increased 14.0% to $299.6 million from $262.9 million in last year’s second quarter. Sales from new stores contributed $18.5 million and accounted for 50.3% of the increase. Guitar Center retail’s comparable store sales increased 7%.

Musician’s Friend, our direct response division, generated a net sales increase of 14.4% for the quarter to $78.0 million compared to $68.2 million in the second quarter of 2004. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue though at least the end of 2005. For the quarter, we achieved an initial fill rate of 95% up from 94% in the same quarter of 2004. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer.

We completed the acquisition of Music & Arts Center, Inc. on April 15, 2005 and the acquired business and our former American Music business were combined into a new division that operates under the Music & Arts name. Second quarter 2004 results only reflect results for our former American Music stores and do not include results from the acquired business. Net sales from our Music & Arts division were $24.7 million compared to $8.6 million in the second quarter of 2004. Comparable net sales for the Music & Arts division increased 3%, including the acquired Music & Arts locations.  The comparable store sales increase for Music & Arts was computed using sales for comparable American Music stores for the full quarter 2005 compared to the full quarter 2004 combined with sales for comparable Music & Arts, Inc. stores from April 15, 2005 through June 30, 2005 compared against the same period in the prior year.

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

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangibles that are not amortized are required to be reviewed for impairment on an annual basis, or more frequently when triggering events occur. Factors we consider important, which could trigger impairment, include, among other things:

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. Music & Arts customers have 14 business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.2 million and $1.4 million in the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004 we recognized $3.8 million and $2.9 million cooperative advertising allowances, recorded as an offset to selling, general and administrative expense.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. We regularly review and revise, when deemed necessary, our estimates of rebates reserve based upon historical trends. We received vendor rebate payments of $7.4 million and $5.3 million for the three months ended June 30, 2005 and 2004 and $17.0 million and $12.0 million for the six months ended June 30, 2005 and 2004, respectively. We earned vendor rebates of $6.3 million and $4.2 million for the three months ended June 30, 2005 and 2004 and $13.5 million and $11.1 million for the six months ended June 30, 2005 and 2004, respectively. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.7%	27.7%	28.4%	27.4%
Selling, general and administrative expense	23.0%	21.5%	22.1%	21.4%
Operating income	5.7%	6.2%	6.2%	6.0%
Interest expense, net	0.5%	0.4%	0.4%	0.4%
Income before income tax expense	5.2%	5.8%	5.9%	5.6%
Income tax expense	2.0%	2.2%	2.3%	2.1%
Net income	3.2%	3.6%	3.6%	3.5%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 increased 18.5% to $402.3 million, compared to $339.6 million for the same period last year. Net sales from Guitar Center stores for the three months ended June 30, 2005 totaled $299.6 million, a 14.0% increase from $262.9 million for the same period in 2004.  Sales from new stores contributed $18.5 million and represent 50.3% of the total increase in retail store sales.  Comparable store sales for our Guitar Center division increased 7%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

We completed our acquisition of Music & Arts Center, Inc. on April 15, 2005 and the acquired business and our former American Music business were combined into a new division that operates under the Music &

Arts name. The combined operations of American Music and Music & Arts  (collectively “Music & Arts”) for the quarter reflect the combined results of American Music for the full quarter and Music & Arts from April 15, 2005 through June 30, 2005. Net sales from Music & Arts for the quarter ended June 30, 2005 totaled $24.7 compared to $8.6 million in 2004 primarily due to the acquisition. Comparable Music & Arts store sales for the quarter increased 3%.

Net sales from the direct response channel totaled $78.0 million for the three months ended June 30, 2005, a $9.8 million, or 14.4%, increase from 2004. This increase primarily reflects the improved leveraging of an expanding buyer file and advertising strategies offset by increased competition. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue through at least the end of 2005. Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 4.5% to $32.2 million for the three months ended June 30, 2005 from $30.8 million for the comparable 2004 period. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 22.5% to $45.8 million from $37.4 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the three months ended June 30, 2005 compared to 2004 increased 22.4% to $115.3 million from $94.2 million.  Gross profit as a percentage of net sales for the three month period ended June 30, 2005 compared to 2004 increased to 28.7% from 27.7%.  Gross profit as a percentage of net sales for Guitar Center retail was 26.8% compared with 26.0% in the second quarter of 2004.  The increase is primarily due to higher selling margin (1.3%), partially offset by increased freight costs (0.2%) and higher occupancy costs (0.2%) due to an increase in depreciation for store equipment. We realized higher selling margin principally from expansion of our proprietary product which yield a higher margin, a change in product mix and better pricing from vendors.  We define selling margin as net sales less the cost of the merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center.  The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for the Music & Arts division was 41.7% compared to 33.1% for the same period last year. The higher margin is due to the higher margin delivered by Music & Arts as compared to American Music. Gross profit margin for the direct response division was 31.6% for the quarter compared to 33.7% in the second quarter of 2004. The decrease was primarily due to increased activity by competitors over the Internet which led to pricing pressure (2.4%), partially offset by a decrease in freight costs (0.3%).

Selling, general and administrative expenses for the three months ended June 30, 2005 increased 26.3% to $92.4 million from $73.2 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense was 23.0% for the second quarter in 2005 compared to 21.5% for the same period in 2004. Selling, general and administrative expenses for the Guitar Center stores in the second quarter were 20.3% as a percentage of net sales compared to 20.6% in last year’s first quarter. The decrease is primarily due to a decrease in advertising and promotional costs (0.4%), a decrease in salary costs (0.2%), partially offset by an increase in travel and entertainment (0.2%) and medical insurance (0.1%).

Selling, general and administrative expenses for the Music & Arts division were 59.4% of sales in the second quarter compared to 50.8% in the same period last year. Excluding the $2.8 million of the acquisition charges recorded as SG & A, selling, general and administrative expenses were 47.7% of sales compared to 50.8% for the same period last year. The lower selling, general and administrative expenses, excluding the acquisition charges, is due to the lower selling, general and administrative expenses delivered by Music & Arts as compared to American Music.

Selling, general and administrative expenses for the direct response division were 21.8% of sales compared to 21.4% for the three month periods ended June 30, 2005 and 2004, respectively. The increase is primarily due to increased on-line advertising costs (1.2%), partially offset by a reduction in bonus expense (0.3%), a decrease in credit card fees (0.2%) and a decrease in general insurance costs (0.2%).

Operating income increased 9.0% to $22.9 for the three months ended June 30, 2005 from $21.0 million in the comparable 2004 period. This increase reflects a relatively good performance by the Guitar Center and Musician’s Friend businesses, offset by an operating loss of approximately $4.4 million for the Music & Arts segment. As expected, the Music & Arts operating loss includes $2.8 million of acquisition charges resulting primarily from the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland and $0.6 million related to the write down of inventory carried at Music & Arts resulting from a change in inventory assortment.

Interest expense, net for the three months ended June 30, 2005, increased to $1.9 million from $1.4 million in the second quarter of 2004. The increase in interest expense is due primarily to the interest expense incurred on borrowing related to the acquisition of Music & Arts Center, Inc., partially offset by income earned on the investment of excess cash for the quarter.

In the three months ended June 30, 2005, a $8.1 million provision for income taxes was recorded compared to $7.4 million for the same period last year, based on effective tax rates of approximately 38.5% and 38%, respectively. There was a change in the effective tax rate as a result of higher blended state income tax rates.

Net income for the three months ended June 30, 2005 increased 6.3% to $12.9 million, compared to $12.1 million in the same period last year as a result of the combinations of factors described above.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005 increased 15.9% to $798.7 million, compared to $689.3 million in the same period last year. Net sales from Guitar Center stores for the six months ended June 30, 2005 totaled $594.3 million, a 12.9% increase from $526.4 million for the same period in 2004.  Sales from new stores contributed $35.7 million and represent 52.5% of the total increase in retail store sales. Comparable store sales from our Guitar Center division increased 6%.

The operations of American Music and Music & Arts for the six months ended June 30, 2005 reflect the combined results of American Music for the entire period and Music & Arts from April 15, 2005 through June 30, 2005. Net sales from Music & Arts for the six months ended June 30, 2005 totaled $34.9 compared to $18.0 million in 2004 primarily due to the acquisition. Comparable Music & Arts stores sales increased 2%.

Net sales from the direct response channel totaled $169.5 million for the six months ended June 30, 2005, a $24.5 million, or 16.9%, increase from 2004. This increase primarily reflects the improved leveraging of an expanding buyer file and advertising costs offset by increased competition. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue through at least the end of 2005. Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 9.4% to $70.8 million from $64.6 million for the six months ended June 30, 2005 compared to 2004. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 22.8% to $98.7 million from $80.4 million for the same period last year. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site a more complete inventory presentation than our catalogs.

Gross profit for the six months ended June 30, 2005 compared to 2004 increased 19.9% to $226.5 million from $188.9 million.  Gross profit as a percentage of net sales for the six months ended June 30, 2005 compared to 2004 increased to 28.4% from 27.4%. Gross profit as a percentage of net sales for Guitar Center retail was 26.9% compared with 25.7% for the six months ended June 30, 2004.  The increase is due to a higher selling margin (1.1%) and reduced freight costs (0.1%). We realized higher selling margin principally from expansion of our proprietary product which yield a higher margin, a change in product mix and better pricing from our vendors.  The gross profit margin for the Music & Arts stores was 40.4% compared to 34.7% for the same period last year.  The higher margin is due to the higher margin delivered by Music & Arts  as compared to American Music. Gross profit margin for the direct response division was 30.8% for the six months ended June 30, 2005 compared to 32.8% in the same period last year. The decrease was primarily due to increased activity by competitors over the Internet which led to pricing pressure (2.4%), partially offset by a decrease in freight costs (0.4%).

Selling, general and administrative expenses for the six months ended June 30, 2005 increased 19.9% to $176.9 million from $147.5 million for the same period in 2004. Selling, general and administrative expenses as a percentage of net sales, for the six months ended June 30, 2005 compared to 2004, increased to 22.1% from 21.4%. The primary reason for the increase was $2.8 million of the acquisition charges associated with the acquisition of Music & Arts Center, Inc were recorded as SG & A. Selling, general and administrative expenses for the Guitar Center stores were 20.6% as a percentage of sales for the six months ended June 30, 2005 compared to 20.5% for the same period last year. The slight increase is due to an increase in rent associated with leasing store equipment (0.2%), an increase in medical insurance (0.1%), partially offset by decreased bad debt (0.1%) due to better collections and a decrease in advertising and promotional costs (0.1%).

Selling, general and administrative expenses for the Music & Arts division were 56.8% of sales for the six months ended June 30, 2005 compared to 48.3% in the same period last year. Excluding the acquisition charges of $2.8 million, selling, general and administrative expense were 48.5% of sales compared to 48.3% for the same period last year.

Selling, general and administrative expenses for the direct response division were 20.6% of sales compared to 21.5% for the six months ended June 30, 2005 and 2004, respectively. The improvement is primarily due to a reduction in bonus costs (0.7%), a decrease in bad debt (0.1%), a decrease in depreciation and amortization (0.2%), a decrease in credit card expense (0.1%), a decrease in general insurance (0.2%), partially offset by an increase in advertising expense primarily related to programs to increase web traffic (0.4%).

Operating income increased 19.9% to $49.6 million from $41.4 million for the six months ended June 30, 2005. This increase reflects a relatively good performance by the Guitar Center and Musician’s Friend businesses, offset somewhat by an operating loss of approximately $5.7 million for the Music & Arts segment for the six months ended June 30, 2005. As expected, the Music & Arts operating loss includes $3.4 million of acquisition charges resulting primarily from the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland and the write down of inventory carried at Music & Arts resulting from a change in inventory assortment.

Interest expense, net for both the six months ended June 30, 2005 and 2004 was $2.8 million. Interest expense includes interest on borrowings in support of the acquisition of Music & Arts Center, Inc., partially offset by income earned on the investment of excess cash for the period ending June 30, 2005.

In the six months ended June 30, 2005, a $18.0 million provision for income taxes was recorded compared to $14.7 million for the same period last year, based on an effective tax rate of approximately 38.5% and 38%, respectively. There was a change in the effective tax rate as a result of higher blended state income tax rates.

Net income for the six months ended June 30, 2005 increased 20.4% to $28.8 million, compared to $23.9 million in the same period last year as a result of the factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of June 30, 2005, we had $38.1 million in borrowings under our credit facility and had available borrowings of $68.9 million (net of $8.0 million of outstanding letters of credit).

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and repayment obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (6.25% at June 30, 2005) plus applicable prime margin, or London Interbank Offered Rate (“LIBOR”), or LIBOR (six month rate at June 30, 2005 was 3.7%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of June 30, 2005.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013 (the “Notes”). The Notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of June 30, 2005, the notes were convertible for the current quarterly conversion period. The Notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the Notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.  We may call the Notes for redemption commencing in July 2006 subject to the payment of a redemption premium of 1.6% if redeemed prior to July 2007 and 0.8% if redeemed prior to July 2008 (thereafter there is no redemption premium). The indenture governing the Notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the Notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreements call for monthly payments of $138,000 for a term of 36 months through September 1, 2005 with an option to extend through September 30, 2009 and monthly payments of $48,000 for a term of 24 months through December 28, 2005.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see, Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net cash provided by operating activities was $15.4 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $6.5 million for the same period last year. The largest use of cash was an increase in inventories of $45.9 million. The increase in merchandise inventory is primarily due to the thirteen new Guitar Center stores and a more aggressive purchasing strategy by our merchandising group to prepare for sales promotions expected in the third quarter. The increase in accounts payable was due mostly to higher business volumes and the timing of vendor payments.

Cash used in investing activities increased to $113.9 million for the six months ended June 30, 2005 compared to $10.8 million for the same period last year. The current period investing activites consisted primarily of the purchase of Music & Arts, Inc. for approximately $93.0 million, a corporate airplane of $10.6 million, capital expenditures for store expansions and remodels of $19.4 million compared to $6.8 million in the prior period, and computer equipment purchases of $6.3 million in the current period compared to $3.4 million in the same period last year. Additionally, we received proceeds from the sale of available-for-sale securities of $20.1 million.

Cash provided by financing activities totaled $48.1 million for the six months ended June 30, 2005 compared to $15.8 million used in the same period last year. The cash provided by financing activities consists primarily of the borrowings under our credit facility of $38.1 million and remaining from the proceeds received from the exercise of stock options and employee purchase of our common stock. The increase in borrowings was required to support the Music & Arts acquisition.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings. In the second quarter of 2005, we funded the cash component of the Music & Arts acquisition (including the repayment of assumed debt) with approximately $93.0 million from available cash, sales of marketable securities and borrowings under our credit facility.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the six months ended June 30, 2005, we opened thirteen new Guitar Center stores (seven large format and six small format stores). Each new large format Guitar Center store typically has required approximately $1.3 to $1.5 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $900,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  The first of the small format units was opened in late 2000 and 29 more have been opened as of June 30, 2005. Our small format stores have typically required approximately $700,000 in capital expenditures and require approximately $1.0 million to $1.2 million in inventory.

We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. We have a 10-year agreement to lease the facility and we also have numerous additional commitments necessary to support the operations of the facility. Starting in 2003, nearly all product flows through the distribution facility, with the exception of special orders which will continue, for the most part, to be drop shipped to our stores. A portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold.

We are in the process of planning an expansion of our Guitar Center distribution center from 500,000 square feet to 750,000 square feet. We anticipate this expansion to be completed in early 2006. The larger facility will increase our capacity to support continued expansion in 2006 and beyond. We anticipate making additional capital investments of $6.0 to $8.0 million and we will incur increased rent expense when the facility is completed in 2006.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet.  The costs of these initiatives and other investments related to our businesses will continue to be significant.

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in each of 2004 and 2003, and currently anticipate opening 22 to 26 Guitar Center stores in 2005. This includes 11-13 large format stores and 11-13 small format stores. On April 15, 2005 we completed the acquisition of Music & Arts Center, Inc. and we combined our American Music business and Music & Arts, with the combined business operating under the Music & Arts name. We also continue to believe that there exists a number of additional acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our company and continue to pursue acquisition opportunities.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the provisions of the SFAS 154 to have a significant impact on our results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the fair value from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006. We will adopt the provisions of this statement in the first quarter of 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, which will not require us to restate any prior periods.  We are currently evaluating the effect of adoption of SFAS No. 123R will have on our consolidated financial statements and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS No. 123.

Seasonality

Our operating results are not highly seasonal, except for the effect of the holiday selling season in November and December.  Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter. In addition, band rental season for Music & Arts starts in August and carries through mid-October.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of June 30, 2005 we  operated 149 Guitar Center stores.  We opened a total of 14 Guitar Center stores in 2004, have opened a total of 13 Guitar Center Stores to date in 2005, and currently expect to open a total of approximately 22 to 26 Guitar Center stores in 2005. This includes 11-13 large format stores and 11-13 small format stores. Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

The success of our Guitar Center retail store expansion plans depend on many factors, including:

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

Historically, we have achieved significant sales growth in existing Guitar Center stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center retail stores:

	2005	2004	2003
Quarter 1	5%	11%	4%
Quarter 2	7%	8%	5%
Quarter 3	—%	9%	7%
Quarter 4	—%	10%	10%

Full Year	—%	10%	7%

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

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, we completed the acquisition of Music & Arts Center, Inc. on April 15, 2005. The combined operations of American Music and Music & Arts for the second quarter reflect the combined results of American Music for the full quarter and Music & Arts from April 15, 2005 through June 30, 2005. Acquisitions such as the Music & Arts Center, Inc. transaction involve a number of special risks, including:

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

Several large mass merchants, including Wal-Mart and Costco, sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments, and thus could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We must grow our Music & Arts business in order to reach profitability and earn an acceptable return on our investment.

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. The American Music division incurred significant operating losses in 2003 and 2004. In April 2005, we completed our acquisition of Music & Arts.  Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. During 2005, we will face further significant challenges as we attempt to combine the Music & Arts business with our existing American Music business. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investments in American Music and Music & Arts, constitute a distraction of the efforts of our management team from the Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, Music & Arts and several other smaller companies, which totaled $78.4 million at June 30, 2005.

Our Music & Arts business is dependent on state and local funding of primary and secondary schools.

Our Music & Arts business derives the majority of its revenue from sales or services to music students enrolled in primary and secondary schools.  Any decrease in the state and local funding of such music programs could have a material adverse effect on our Music & Arts business and its results of operations.

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

As of June 30, 2005, our corporate headquarters as well as 23 of our 149 Guitar Center stores were located in California, and stores located in that state generated 23.2% and 24.6% of our Guitar Center retail sales for the second quarter of 2005 and 2004, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services are designed to permit our

“mission critical” systems to be online within 48 hours following most disasters. Our Music & Arts and direct response business does not have redundant systems and would be vulnerable to catastrophic events. In the event of a disaster, our businesses would most likely experience delays in processing and shipping orders.

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

From time to time, we release projections and similar guidance regarding our future performance that represent our management’s estimates as of the date of release. These projections, which are forward looking-statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of Senior Convertible Notes due 2013 with a fixed interest rate of 4% (subject to contingent interest) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At June 30, 2005, we had $38.1 million outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

Part II.          OTHER INFORMATION

Item 1.                                                           Legal Proceedings

In addition to those described below, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California.  On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.   Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seek an unspecified amount of damages, penalties and attorneys’ fees.  In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery.  The McClain complaint has been served on us, and our response to the complaint was filed on May 11, 2005.  The McClain and Rodriguez lawsuits are now pending before the same court.  Both matters have been consolidated for mediation purposes.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin.  The lawsuit, which was filed by a Minnesota corporation, alleges breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores.  Among other things, the lawsuit alleges that we have breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and seeks an unspecified amount of damages and attorneys’ fees.  We have filed an answer to the complaint and are in the process of propounding discovery on the plaintiff as well as responding to plaintiff’s requests for discovery.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of stockholders (the “Annual Meeting”) was held on May 5, 2005.  At that time there were present, in person or by proxy, 25,862,877 shares of our common stock.

(b)                                 At the annual meeting, four items were submitted to a vote of stockholders: (1) the election of directors; (2) the approval of an amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance; (3)  the approval of an amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the authorized cash award limit; and (4) to ratify the selection of KPMG LLP as Guitar Center’s independent registered public accounting firm for the year ending December 31, 2005.

(c)                                  (1)                                  The results of voting for the election of seven directors at the Annual Meeting were as follows:

Nominee	For	Withheld

Marty Albertson	22,933,440	933,224
George Jones	23,548,038	318,626
Larry Livingston	23,496,786	369,878
George Mrkonic	23,196,718	669,946
Kenneth Reiss	23,550,929	315,735
Walter Rossi	23,048,904	817,760
Peter Starrett	22,421,403	1,445,261

(2)                                  The results of voting for the amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance were as follows:

For	Against	Abstain	Broker Non-Votes
16,639,009	4,141,771	17,245	0

(3)                                  The results of voting for the approval of the amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the authorized cash award limit were as follows:

For	Against	Abstain	Broker Non-Votes
17,957,388	2,819,120	21,517	0

(4)                                  The results of voting for the approval of the selection of KPMG LLP as Guitar Center’s independent registered public accounting firm for the year ending December 31, 2005 were as follows:

For	Against	Abstain	Broker Non-Votes
22,906,372	952,581	7,709	0

Item 6.                                                           Exhibits

(a)                                  Exhibits:

31 Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 2005.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)