Form 10-Q
period 2005-09-30
GUITAR CENTER INC
filed 2005-11-09
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    ☒                 No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                 No    ☒

As of November 4, 2005, 26,014,567 shares of our Common Stock, $.01 par value, were outstanding.

Guitar Center, Inc. and subsidiaries

Guitar Center, Inc. and subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,768	$60,453
Investments in marketable securities	—	3,810
Accounts receivable, less allowance for doubtful accounts $2,349 and $3,489, respectively	28,326	27,627
Merchandise inventories	456,384	314,961
Prepaid expenses and deposits	18,747	13,367
Deferred income taxes	5,137	5,552
Total current assets	516,362	425,770

Property and equipment, net of accumulated depreciation of $117,674 and $99,915, respectively	140,471	97,349
Investments in marketable securities	—	16,997
Goodwill	76,138	26,474
Deposits and other assets, net	11,960	8,003
	$744,931	$574,593

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$98,259	$49,771
Accrued expenses and other current liabilities	67,305	83,606
Merchandise advances	18,543	22,534
Revolving line of credit	74,004	—
Total current liabilities	258,111	155,911

Other long-term liabilities	11,220	6,943
Deferred income taxes	7,411	5,057
Long-term debt	100,000	100,000
Total liabilities	376,742	267,911

Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common Stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 25,992 at September 30, 2005 and 25,359 at December 31, 2004	260	254
Additional paid-in capital	323,602	305,305
Retained earnings	44,327	1,123
Stockholders’ equity	368,189	306,682
	$744,931	$574,593

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2005	2004

Net sales	$421,061	$354,909
Cost of goods sold, buying and occupancy	297,243	256,968
Gross profit	123,818	97,941

Selling, general and administrative expenses	98,366	76,628
Operating income	25,452	21,313

Interest expense, net	2,021	1,294

Income before income taxes	23,431	20,019

Income taxes	9,022	7,608

Net income	$14,409	$12,411

Net income per share:
Basic	$0.55	$0.49
Diluted	$0.51	$0.45

Weighted average shares outstanding:
Basic	25,975	25,211
Diluted	29,946	29,235

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2005	2004

Net sales	$1,219,743	$1,044,234
Cost of goods sold, buying and occupancy	869,413	757,397
Gross profit	350,330	286,837

Selling, general and administrative expenses	275,266	224,146
Operating income	75,064	62,691

Interest expense, net	4,811	4,082

Income before income taxes	70,253	58,609

Income taxes	27,049	22,274

Net income	$43,204	$36,335

Net income per share:
Basic	$1.67	$1.47
Diluted	$1.52	$1.34

Weighted average shares outstanding:
Basic	25,819	24,698
Diluted	29,836	28,833

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$43,204	$36,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,630	16,640
Loss on disposal of property and equipment	1,849	—
Amortization of deferred financing fees	784	784
Tax benefit from exercise of stock options	7,175	9,686
Deferred income taxes	350	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	5,653	695
Merchandise inventories	(82,193)	(31,263)
Prepaid expenses and deposits	(4,703)	(9,018)
Deposits and other assets	(725)	(2,781)
Accounts payable	34,977	2,304
Accrued expenses and other current liabilities	(18,271)	(14,198)
Other long-term liabilities	(8,289)	(331)
Merchandise advances	3,817	623
Net cash provided by operating activities	4,258	9,476

Investing activities:
Purchase of property and equipment	(60,305)	(18,289)
Acquisition of businesses, net of cash acquired	(101,925)	(2,775)
Purchase of available-for-sale-securities	(27,305)	—
Proceeds from the sale of available-for-sale-securities	47,460	—
Net cash used in investing activities	(142,075)	(21,064)

Financing activities:
Net increase in revolving debt facility	74,004	—
Proceeds from exercise of stock options	10,175	17,336
Proceeds from stock issued under employee stock purchase plan	953	706
Net cash provided by financing activities	85,132	18,042

Net (decrease) increase in cash and cash equivalents	(52,685)	6,454
Cash and cash equivalents at beginning of period	60,453	5,350

Cash and cash equivalents at end of period	$7,768	$11,804

See accompanying notes to consolidated financial statements.

	Nine months ended September 30,
	2005	2004
Non-cash investing activities

Acquisition of businesses, in which the fair value of assets and liabilities were as follows:

Current assets	$7,492	$1,988
Receivables held in escrow	—	540
Inventory	59,424	—
Property and equipment	3,775	—
Other assets	5,299	—
Goodwill	49,663	404
Total assets acquired	125,653	2,932
Current liabilities	(19,779)	(157)
Deferred tax liability	(2,419)	—
Other long-term liabilities	(460)	—
Total liabilities assumed	(22,658)	(157)
Net assets acquired	$102,995	$2,775

See accompanying notes to consolidated financial statements.

Guitar Center, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.             Nature of Business and Basis of Presentation

Nature of Business

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment based on annual revenue. As of September 30, 2005, we operated 156 Guitar Center retail stores, with 123 stores in 50 major markets and 33 stores in secondary markets across the United States. Included in the 156 Guitar Center retail stores are 121 large format stores (square footage of approximately 16,000 to 20,000) and 35 small format stores (square footage of approximately 10,000 to 12,000).  The first of these small format units was opened in late 2000 and 34 more had been opened as of September 30, 2005. In addition, as of September 30, 2005, our Music & Arts division operated 79 retail locations and eight educational support centers specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of September 30, 2005 and December 31, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The purchase price accounting related to the Music & Arts Center, Inc. acquisition completed April 15, 2005 is being finalized and, as a result, there may be a subsequent reclassification of certain items presented on the balance sheet as of September 30, 2005.

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

2.             Acquisition of Businesses

On April 15, 2005, we completed the acquisition of Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. At the time of the acquisition, Music & Arts Center, Inc. operated 61 retail locations, primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. The acquired business and our existing American Music business have been combined into a new division under the Music & Arts name.

On June 10, 2005, our Musician’s Friend unit completed the asset acquisition of Harmony-Central.com, an Internet content and information site.  The acquired company is separately maintained and operated by Musician’s Friend as Harmony Central Group, LLC. The results of operations and the assets of Harmony-Central.com were not material to Guitar Center’s historical consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations are included in Guitar Center’s consolidated financial statements from the date of the acquisition.

On July 18, 2005, our Music & Arts division completed the asset acquisition of John W. Coffey Music Co., Inc., a single warehouse, school delivery business in Norwood, Massachusetts. Coffey Music services the greater Boston, Massachusetts metropolitan area. The results of operations and the assets of Coffey Music were not material to Guitar Center’s historical consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations are included in Guitar Center’s consolidated financial statements from the date of the acquisition.

The aggregate purchase price of the three acquisitions was approximately $103 million and was funded from cash on hand and drawings under our line of credit. The aggregate purchase price was allocated to the following assets acquired and liabilities assumed at their estimated fair value (in thousands):

Current assets	$7,492
Inventory	59,424
Property & equipment	3,775
Other assets	5,299
Goodwill	49,663
Total assets acquired	125,653
Current liabilities	(19,779)
Deferred tax liability	(2,419)
Other long-term liabilities	(460)
Total liabilities assumed	(22,658)
Total purchase price	$102,995

The purchase price allocation described above resulted in our recording approximately $50 million in goodwill, which is not being amortized, but will be evaluated for impairment annually or when a triggering event occurs which may require an impairment test.

Results of operations for the Music & Arts division are included in the consolidated financial statements since April 15, 2005, the date of acquisition. The following table summarizes pro forma financial information assuming the Music & Arts Center, Inc. acquisition had occurred as of the beginning of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net sales	$421,061	$375,187	$1,246,198	$1,102,167

Net income	14,409	12,472	39,657	36,624

Income per share:
Basic	0.55	0.49	1.54	1.48
Diluted	0.51	0.45	1.40	1.35

Included in pro forma net income for the nine months ended September 30, 2005 are after-tax charges of $5.9 million ($0.12 per diluted per share) for bonus payments and legal fees associated with the acquisition. These charges were incurred prior to the acquisition on April 15, 2005. In addition, in conjunction with the acquisition, after-tax charges of $3.4 million ($0.07 per diluted per share) were incurred primarily from the elimination of a redundant point of sales system, severance costs, moving costs to relocate certain American Music employees to the Music & Arts division corporate office in Maryland and the write down of inventory carried at American Music resulting from a change in inventory assortment. These charges were incurred during the period of April 15, 2005 through June 30, 2005.

The purchase price accounting related to the Music & Arts Center, Inc. acquisition is being finalized and, as a result, there may be a subsequent reclassification of certain items presented on the balance sheet as of September 30, 2005. During the third quarter of 2005, goodwill was reduced by $5.1 million to adjust income tax obligations to fair value as part of the Music & Arts Center, Inc. purchase price accounting. The pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisition been made at the beginning of the periods presented nor are they necessarily indicative of any future operating results.

3.             Earnings Per Share

The following table summarizes the reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$14,409	$12,411	$43,204	$36,335
Add: Interest, net of tax on 4% Senior Convertible Notes	727	733	2,181	2,199
Net income excluding interest expense on 4% Senior Convertible Notes	15,136	13,144	45,385	38,534

Basic shares	25,975	25,211	25,819	24,698

Dilutive effect of options outstanding	1,079	1,132	1,125	1,243

Dilutive effect of assumed conversion of 4% Senior Convertible Notes	2,892	2,892	2,892	2,892

Diluted shares	29,946	29,235	29,836	28,833

Basic net income per share	$0.55	$0.49	$1.67	$1.47

Diluted net income per share	$0.51	$0.45	$1.52	$1.34

For the three and nine months ended September 30, 2005 and 2004, the only common stock equivalents deemed outstanding are stock options.  For the three and nine months ended September 30, 2005, options to purchase 77,000 shares and 177,000 shares, respectively, at exercise prices ranging from $58.83 to $64.66 were outstanding and not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock. For the three months ended September 30, 2004, all options outstanding had a dilutive effect. For the nine months ended September 30, 2004, 381,000 options with an exercise price of $39.98 per share were outstanding and not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.

For the three and nine months ended September 30, 2005 and 2004, the 2.9 million shares of common stock issuable upon conversion of the 4.00% Senior Convertible Notes as described in Liquidity and Capital Resources and referred to as the convertible notes (reflecting an effective conversion price of $34.58) are potential shares of common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the if-converted method of accounting which also provides that the related after-tax interest expense, including amortization of deferred financing costs, is added back to net income.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that contingently convertible debt instruments, such as our convertible notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger has been met. The consensus must be applied by retroactive restatement of financial statements issued for periods ending after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for the three and nine months ended September 30, 2004 to reflect the consensus.

4.             Segment Information

Our reportable business segments are Guitar Center stores, the Music & Arts division and Musician’s Friend direct response (contact center and Internet). Prior to the acquisition of Music & Arts Center, Inc., that segment was referred to as American Music stores. Both brands have similar operations and there has been no change to the internal structure of the overall organization. Therefore there has been no change in the nature of the company segment reporting. Management evaluates segment performance based primarily on net sales and income (loss) before income taxes.  Accounting policies of the segments are the same as the accounting policies for the consolidated company.  There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the company on a consolidated basis.

Our business segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are consistent with our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 142 requires that goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the business segment level, or one level below), that tests for impairment of goodwill be performed at least annually. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Net sales, gross margin, depreciation and amortization, selling, general and administrative expenses, income before income taxes and capital expenditures for the three and nine months ended September 30, 2005 and 2004 and total assets as of September 30, 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	Guitar Center	Music & Arts	Direct Response	Total	Guitar Center	Music & Arts	Direct Response	Total
Net sales	$310,130	$30,121	$80,810	$421,061	$904,410	$65,032	$250,301	$1,219,743
Gross profit	87,014	13,299	23,505	123,818	247,139	27,413	75,778	350,330
Depreciation and amortization	5,388	1,295	630	7,313	15,902	3,017	1,711	20,630
Selling, general and administrative expenses	64,120	14,611	19,635	98,366	186,310	34,437	54,519	275,266
Income (loss) before income taxes	22,867	(3,715)	4,279	23,431	60,145	(12,264)	22,372	70,253
Capital expenditures	21,335	315	826	22,476	56,016	810	3,479	60,305
Total assets					460,292	189,313	95,326	744,931

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	Guitar Center	Music & Arts (1)	Direct Response	Total	Guitar Center	Music & Arts (1)	Direct Response	Total
Net sales	$272,338	$10,727	$71,844	$354,909	$798,725	$28,697	$216,812	$1,044,234
Gross profit	71,838	3,606	22,497	97,941	206,906	9,837	70,094	286,837
Depreciation and amortization	4,568	364	499	5,431	13,912	1,082	1,646	16,640
Selling, general and administrative expenses	56,538	4,896	15,194	76,628	164,251	13,583	46,312	224,146
Income (loss) before income taxes	14,516	(1,939)	7,442	20,019	40,071	(5,682)	24,220	58,609
Capital expenditures	5,996	242	1,216	7,454	15,194	804	2,291	18,289
Total assets					377,930	65,699	69,703	513,332

(1) The information included for the Music & Arts division included only the operation of American Music prior to April 15, 2005.

5.             Stock-Based Compensation

On July 28, 2005, our Board of Directors approved the Guitar Center, Inc. 2005 Long-Term Incentive Plan, effective July 1, 2005.  Historically, we have provided equity-based incentives to our senior management solely in the form of stock options issued under stockholder approved plans.  The purpose of the long-term incentive plan is to provide equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis. The performance period under the long-term incentive plan began on July 1, 2005 and ends on December 31, 2007. The target number of performance shares potentially issuable under the plan is expected to be approximately 260,000, with the actual number of shares being between zero and 520,000, depending on the Company’s actual performance. Under the terms of the plan, there may be stock option grants to the participants of the plan that will be for a term of ten years and will vest over three to four years in equal annual installments.  Until December 31, 2005, we will account for the long-term incentive plan using the variable plan accounting method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Details of the plan were included in the 8-K we filed on July 28, 2005.

We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma income per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning after June 15, 2005. We will adopt the provisions of this statement effective January 1, 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, pursuant to which we will not restate any prior periods.

In the second quarter of 2005, we converted to a lattice-based binomial model from a Black-Scholes model, which our management believes to be a superior method for valuing the impact of different employee option exercise patterns under various economic and market conditions. This change in methodology did not have a significant impact on pro forma results for the second quarter of 2005.  The conversion was implemented beginning with grants issued during the second quarter of 2005. The fair value of our grants issued prior to the second quarter of 2005 was determined using best-estimate assumptions effective as of the grant date using the Black-Scholes model.

We granted 109,000 options in the third quarter. Assumptions used to determine the fair value of options granted during the third quarter of 2005 using the lattice-based binomial model were developed in consultation with an outside valuation specialist.  The lattice-based binomial model requires the input of several assumptions including expected volatility, the dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior.  Unlike the Black-Scholes model where the expected term is an input assumption, the expected-term is an output variable of the lattice-based binomial model.  For fiscal year 2004 the company reflected a volatility assumption of 61.3% for stock options granted during the fiscal year.  This was based on the historical price of our stock over the expected life of the option.  Using the lattice model the expected volatility assumption was developed based on an analysis of historical prices of our stock and open market exchanged options.  The volatility of historical prices for fiscal year 2005 was 52% while the volatility for open market exchanged options issued “near-the-money” was 32%.  Therefore, a best-estimate range of 32% to 52% was developed.  When no point in a range is more or less likely to be the best estimate, FAS123(R) directs the use of an average.  This implies that 42% is the best estimate volatility assumption for us.  The risk free interest rate varies by duration, from 3.5% to 4.0%.

Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior managements’ exercise behavior is expected to differ materially from the other participants.

Compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Had we determined compensation cost based upon the fair value at the grant date for our stock options using the methodologies described above, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$14,409	$12,411	$43,204	$36,335
Add: Total stock-based employee compensation expense, net of related tax effects	883	—	883	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,765	1,878	5,541	4,198
Pro forma net income	$12,527	$10,533	$38,546	$32,137

Income per share:
Basic - as reported	0.55	0.49	1.67	1.47
Basic - pro forma	0.48	0.42	1.49	1.30
Diluted - as reported	0.51	0.45	1.52	1.34
Diluted - pro forma	0.44	0.39	1.37	1.19
Risk free interest rate	3.5% - 4%	4.4%	3.5% - 4%	4.4%
Expected life of options	7.38	6.74	7.38	6.74
Expected volatility	42.0%	61.3%	42.0%	61.3%
Expected dividends	—	—	—	—

6.             Legal Proceedings

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California.  On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.   Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seeks an unspecified amount of damages, penalties and attorneys’ fees.  In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery.  The McClain complaint has been served on us, and our answer to the complaint was filed on May 11, 2005.  The McClain and Rodriguez lawsuits are now pending before the same court.  Both matters have been consolidated for mediation purposes.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin.  The lawsuit, which was filed by a Minnesota corporation, alleges breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores.  Among other things, the lawsuit alleges that we have breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and seeks approximately $4.5 million of damages and attorneys’ fees.  We have filed an answer to the complaint and are in the process of propounding discovery on the plaintiff as well as responding to plaintiff’s requests for discovery.

While we intend to defend these claims vigorously, there can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled.  An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial condition and results of operations.  Regardless of the outcome, the costs and expenses incurred by us to defend these lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

In addition to the lawsuits described above, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of those proceedings cannot be predicted with certainty, we believe that the final outcome of those matters will not have a material adverse effect on our business, financial condition and results of operations.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Guitar Center is the nation’s leading retailer of guitars, amplifiers, percussion instruments, keyboards and live-sound/DJ and recording equipment based on annual revenue. As of September 30, 2005, we operated 156 Guitar Center retail stores, with 123 stores in 50 major markets and 33 stores in secondary markets across the United States. In addition, as of September 30, 2005, our Music & Arts division operated 79 retail locations and eight educational support centers specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly-owned subsidiary, Musician’s Friend, Inc., and its catalog and web site, www.musiciansfriend.com.

During the third quarter, we opened two large format Guitar Center stores in Overland Park, Kansas and Independence, Missouri and five small format stores in Greenville, South Carolina, Wichita, Kansas, Charleston, South Carolina, Fort Wayne, Indiana and Pensacola, Florida.  These stores added 79,000 square feet of Guitar Center retail space and brought us to a total of 2.33 million square feet of Guitar Center retail space at the end of the quarter.

As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets.  We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies including expansion of their direct response operations.  Our business strategy will also emphasize opportunities to continue to grow each of our brands, including further acquisitions if attractive candidates can be located for reasonable prices.

From 2000 to 2004, our consolidated net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 22% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts brand names. We achieved comparable store sales growth for Guitar Center stores of 5%, 7% and 7% for the first three quarters of 2005, compared to 11%, 8% and 9% for the first three quarters of 2004. Comparable store sales compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period.  All references in this report to comparable stores sales are based on this calculation methodology.

Executive Summary

Consolidated net sales for the quarter ended September 30, 2005 increased 18.6%, or $66.2 million, to $421.1 million compared to $354.9 million in the third quarter of 2004. Net income for the quarter was $14.4 million, which is a 16.1% increase over the $12.4 million we reported in the third quarter of 2004.

Our Guitar Center retail division turned in a strong performance for the quarter. Net sales from our Guitar Center stores increased 13.9% to $310.1 million from $272.3 million in last year’s third quarter. Sales from new stores contributed $19.2 million and accounted for 50.9% of the increase. Guitar Center retail’s comparable store sales increased 7%. In addition, we successfully opened seven new stores during the quarter including our 150th store grand opening in July.

Musician’s Friend, our direct response division, generated a net sales increase of 12.5% for the quarter to $80.8 million compared to $71.8 million in the third quarter of 2004. As has been the case in recent quarters, we are continuing to experience a higher level of competition in the direct response business and that trend continued in the third quarter.  Among other things, we are experiencing a continuing shift of business to the internet and are spending much more on internet search engine advertising than we have in the past. For the quarter, we achieved an initial order fill rate of 93% down from 94% in the same quarter of 2004. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer.

We completed the acquisition of Music & Arts Center, Inc. on April 15, 2005 and the acquired business and our former American Music business were combined into a new division that operates under the Music & Arts name. Financial statements prior to April 15, 2005 only reflect results for our former American Music stores and do not include results from the acquired business. However, comparable stores sales for the quarter is computed using the combined comparable store sales of Music & Arts Center, Inc. stores and American Music stores. Net sales from our Music & Arts division were $30.1 million compared to $10.7 million in the third quarter of 2004. Comparable store sales for only American Music stores decreased 25.0%, while comparable store sales for only Music and Arts Center, Inc. stores increased 3.2%, resulting in the combined comparable store sales decrease of 6%. Comparable store sales decreased at the American Music stores principally due to the reduction in institutional sales which will not be a part of our ongoing Music & Arts strategy.  We decided to no longer pursue these sales due to their low selling margins.

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

Valuation of Inventory

We value our merchandise at the lower of cost using the weighted average method or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value.  Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory.  The amounts are expensed to cost of goods sold as the associated inventory is sold.  Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives.  Based on this evaluation, we have recorded impairment adjustments to cost of goods sold for estimated decreases in net realizable value.  These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. Music & Arts division customers have 14 business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from estimates, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.6 million and $1.6 million in the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004 we recognized $6.5 million and $4.5 million of cooperative advertising allowances, recorded as an offset to selling, general and administrative expense.  Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned.  The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserve against rebates receivable is determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received vendor rebate payments of $6.1 million and $4.1 million for the three months ended September 30, 2005 and 2004 and $23.1 million and $16.1 million for the nine months ended September 30, 2005 and 2004, respectively. We earned vendor rebates of $7.7 million and $6.3 million for the three months ended September 30, 2005 and 2004 and $21.2 million and $17.4 million for the nine months ended September 30, 2005 and 2004, respectively. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.4%	27.6%	28.7%	27.5%
Selling, general and administrative expense	23.4%	21.6%	22.6%	21.5%
Operating income	6.0%	6.0%	6.1%	6.0%
Interest expense, net	0.5%	0.4%	0.4%	0.4%
Income before income tax expense	5.5%	5.6%	5.7%	5.6%
Income tax expense	2.1%	2.1%	2.2%	2.1%
Net income	3.4%	3.5%	3.5%	3.5%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net sales for the three months ended September 30, 2005, increased 18.6% to $421.1 million, compared to $354.9 million for the same period last year. Net sales from Guitar Center stores for the three months ended September 30, 2005 totaled $310.1 million, a 13.9% increase from $272.3 million for the same period in 2004.  Sales from new stores contributed $19.2 million and represent 50.9% of the total increase in retail store sales.  Comparable store sales for Guitar Center division increased 7%.  We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

We completed our acquisition of Music & Arts Center, Inc. on April 15, 2005, and the acquired business and our former American Music business were combined into a new division that operates under the Music & Arts name. Third quarter 2005 financial statement results reflect the combined operations of the Music & Arts division and American Music while third quarter 2004 results only include results from American Music. However, comparable stores sales for the quarter is computed using the combined comparable store sales of Music & Arts Center, Inc. stores and American Music stores. Net sales from Music & Arts for the quarter ended September 30, 2005 totaled $30.1 compared to $10.7 million in 2004 primarily due to the acquisition. Comparable store sales for only American Music stores decreased 25.0%, while comparable store sales for only Music & Arts Center, Inc. stores increased 3.2%, resulting in the combined comparable store sales decrease of 6%. Comparable store sales decreased at the American Music stores principally due to the reduction in institutional sales which will not be a part of our ongoing Music & Arts strategy.  We decided to no longer pursue these sales due to their low selling margins. Sales were also lower than expected due to a later school calendar shifting some sales to the fourth quarter.

Net sales from the direct response channel totaled $80.8 million for the three months ended September 30, 2005, a $9.0 million, or 12.5%, increase from 2004. This increase primarily reflects the improved leveraging of an expanding buyer file and advertising strategies offset somewhat by expanded free shipping programs and increased competition. We continued to face increased competition. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue for the foreseeable future. Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, decreased 6.2% to $31.0 million for the three months ended September 30, 2005 from $33.1 million for the comparable 2004 period. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 28.4% to $49.8 million from $38.8 million for the same period last year.  The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the three months ended September 30, 2005 compared to 2004 increased 26.4% to $123.8 million from $97.9 million.  Gross profit as a percentage of net sales for the three month period ended September 30, 2005 compared to 2004 increased to 29.4% from 27.6%.  Gross profit as a percentage of net sales for Guitar Center retail was 28.1% compared with 26.4% in the third quarter of 2004. The increase is primarily due to higher selling margin (1.1%) and a reduction in inventory and other reserves of $1.8 million (0.6%), partially offset by increased freight costs (0.1%) which was affected by higher fuel costs. We realized higher selling margin principally from expansion of sales of our proprietary product, items marketed and sold under brand names owned by Guitar Center, which yield a higher margin, a change in product mix and better pricing from vendors. We define selling margin as net sales less the cost of the merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center, less all associated vendor discounts and rebates. Freight is not included in selling margin. Gross profit for the Music & Arts division increased to 44.2% from 33.6%, or 10.6%, due to improved selling margin (14.1%) and a reduction in freight (0.8%), offset by increased shrink (2.6%) and occupancy costs (1.7%).  Selling margin improved due to a shift in product mix towards higher profit margin categories as well as improved margins delivered by the Music & Arts Center business compared to American Music. The primary changes in product mix were a decrease in instruments sales as a percentage of total mix, while increasing sales of instruments for rent and print as a percentage of total mix. Instruments for rent margins and print sales margins are significantly higher than instrument sales margins.  We were able to reduce our emphasis on instrument sales by eliminating certain institutional sales that were at very low margins. Gross profit margin for the direct response division was 29.1% for the quarter compared to 31.3% in the third quarter of 2004. The decrease was primarily due to reduced shipping and handling revenue which is a direct result of the competitive environment over the Internet (2.4%), partially offset by a decrease in freight costs (0.1%) and shrink (0.1%).

Selling, general and administrative expenses for the three months ended September 30, 2005 increased 28.4% to $98.4 million from $76.6 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense was 23.4% for the third quarter in 2005 compared to 21.6% for the same period in 2004. This increase includes a charge for stock-based compensation of approximately $1.4 million resulting from our new long-term incentive plan. On July 28, 2005 our Board of Directors approved our long-term incentive plan, which includes issuance of Guitar Center stock and stock options. Grants of stock under the long-term incentive plan are based on the attainment of a specified level of cumulative diluted earnings per share during a performance period that began on July 1, 2005 and ends December 31, 2007.

Selling, general and administrative expenses for the Guitar Center stores in the third quarter were 20.7% as a percentage of net sales compared to 20.8% in last year’s third quarter. The decrease is primarily due to a decrease in advertising and promotional costs (0.6%), partially offset by an increase in salary costs (0.4%), inclusive of stock-based compensation costs resulting from the long-term incentive plan.

Selling, general and administrative expenses for the Music & Arts division were 48.5% of sales in the third quarter compared to 45.6% in the same period last year. We did not record any material charges related to the acquisition of Music & Arts Center, Inc. in the third quarter. The increase is primarily due to an increase in advertising and promotional costs (3.7%), depreciation and amortizations costs (1.2%) due to the amortization of intangibles acquired from Music & Arts Center, Inc., partially offset by a decrease in salary costs (1.7%), inclusive of stock-based compensation costs resulting from the long-term incentive plan and travel and entertainment (0.3%).

Selling, general and administrative expenses for the direct response division were 24.3% of sales compared to 21.1% for the three month periods ended September 30, 2005 and 2004, respectively. The increase is primarily due to increased on-line advertising expense (1.6%), and increased payroll costs (1.4%) which includes the accrual for the new long-term incentive plan, partially offset by a decrease in legal fees (0.2%).

Operating income increased 19.4% to $25.5 for the three months ended September 30, 2005 from $21.3 million in the comparable 2004 period. This resulted in an operating income percentage of 6.0% for both the third quarter of 2005 and 2004. We achieved these results due to an increased operating income percentage at our Guitar Center stores of 7.4% for the third quarter of 2005 compared to 5.6% for the third quarter of 2004, offset by a decline in Musician’s Friend operating income percentage of 4.8% for the third quarter of 2005 compared to 10.2% in the third quarter of 2004.  Music & Art’s operating income percentage improved to a negative 4.4% for the third quarter of 2005 compared to a negative 12.0% for the third quarter of 2004.

Interest expense, net for the three months ended September 30, 2005, increased to $2.0 million from $1.3 million in the third quarter of 2004. The increase is primarily due to interest on borrowings related to the acquisition of Music & Arts Center, Inc., increased inventory levels at our Guitar Center retail stores and purchases of property and equipment.

In the three months ended September 30, 2005, a $9.0 million provision for income taxes was recorded compared to $7.6 million for the same period last year, based on effective tax rates of approximately 38.5% and 38%, respectively. There was a change in the effective tax rate as a result of higher blended state income tax rates.

Net income for the three months ended September 30, 2005 increased 16.1% to $14.4 million, compared to $12.4 million in the same period last year as a result of the combinations of factors described above.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net sales for the nine months ended September 30, 2005 increased 16.8% to $1.2 billion, compared to $1.0 billion in the same period last year. Net sales from Guitar Center stores for the nine months ended September 30, 2005 totaled $904.4 million, a 13.2% increase from $798.7 million for the same period in 2004.  Sales from new stores contributed $54.9 million and represent 52.0% of the total increase in retail store sales. Comparable store sales from our Guitar Center stores increased 6%. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

The financial statements of American Music and Music & Arts Center, Inc. for the nine months ended September 30, 2005 reflect the combined results of American Music for the entire period and Music & Arts Center, Inc. from April 15, 2005 through September 30, 2005, while third quarter 2004 results include results from American Music only. However, comparable stores sales for the period ended September 30, 2005 is computed using the comparable store sales of American Music stores for the nine month period ended September 30, 2005 combined with comparable store sales for the Music & Arts Center, Inc. stores for the period from April 15, 2005 through September 30, 2005. Net sales from Music & Arts for the nine months ended September 30, 2005 totaled $65.0 million compared to $28.7 million in 2004 due to the acquisition. Comparable Music & Arts stores sales decreased 2%.

Net sales from the direct response channel totaled $250.3 million for the nine months ended September 30, 2005, a $33.5 million, or 15.4%, increase from 2004. This increase primarily reflects the improved leveraging of an expanding buyer file and advertising strategies offset somewhat by expanded free shipping programs and increased competition. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue for the foreseeable future. Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased 4.2% to $101.8 million from $97.7 million for the nine months ended September 30, 2005 compared to 2004. Internet sales from orders placed via the Musician’s Friend and Giardinelli web sites increased 24.6% to $148.5 million from $119.2 million for the same period last year. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the nine months ended September 30, 2005 compared to 2004 increased 22.1% to $350.3 million from $286.8 million.  Gross profit as a percentage of net sales for the nine months ended September 30, 2005 compared to 2004 increased to 28.7% from 27.5%. Gross profit as a percentage of net sales for Guitar Center retail was 27.3% compared with 25.9% for the nine months ended September 30, 2004. The increase is due to a higher selling margin (1.2%) and reduced inventory and other reserves of $1.8 million (0.2%). We realized higher selling margin principally from expansion of our proprietary product which yield a higher margin, a change in product mix and better pricing from our vendors. Gross profit for the Music and Arts division increased to 42.2% from 34.3%, or 7.9%, due to improved selling margin (9.6%) and a reduction in freight (0.5%), lower shrink (0.1%) offset by the write down of inventory carried at American Music resulting from a change in inventory assortment with the acquisition of Music & Arts Center, Inc. (0.9%), and occupancy costs (1.4%).  Selling margin improved due to a shift in product mix towards higher profit margin categories as well as improved margins delivered by the Music & Arts Center business compared to American Music. The primary changes in product mix were a decrease in instruments sales as a percentage of total mix, while increasing sales of instruments for rent and print as a percentage of total mix. Instruments for rent margins and print sales margins are significantly higher than instrument sales margins.  We were able to reduce our emphasis on instrument sales by eliminating certain institutional sales that were at low margins. Gross profit margin for the direct response division was 30.3% for the nine months ended September 30, 2005 compared to 32.3% in the same period last year. The decrease was primarily due to increased activity by competitors over the Internet which led to pricing pressure (2.4%), partially offset by a decrease in freight costs (0.3%) and shrink (0.1%).

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased 22.8% to $275.3 million from $224.1 million for the same period in 2004. Selling, general and administrative expenses as a percentage of net sales, for the nine months ended September 30, 2005 compared to 2004, increased to 22.6% from 21.5%. As a percentage of net sales, selling, general and administrative expenses for Guitar Center stores was 20.6% for the nine months ended September 30, 2005 and 2004, respectively. The results include an increase in salary costs (0.2%), and an increase in accounting fees (0.1%), partially offset by decreased bad debt expense (0.1%) due to better collections and a decrease in advertising and promotional costs (0.1%).

Selling, general and administrative expenses for the Music & Arts division were 53.0% of sales for the nine months ended September 30, 2005 compared to 47.3% in the same period last year. Excluding the acquisition charges of $2.9 million, selling, general and administrative expense were 48.5% of sales compared to 47.3% for the same period last year. The increase is primarily due to an increase in advertising and promotional costs (2.4%), depreciation and amortizations costs (1.4%) due to the amortization of intangibles acquired from Music & Arts Center, Inc., partially offset by decreases in auto expense (0.6%), travel and entertainment (0.4%), supplies expense (0.4%), bad debt expense (0.4%) and general insurance expense (0.4%).

Selling, general and administrative expenses for the direct response division were 21.8% of sales compared to 21.4% for the nine months ended September 30, 2005 and 2004, respectively. The increase was driven by advertising expense related to programs to increase web traffic (0.8%), and was offset by decrease in bad debt expense (0.1%), in credit card expense (0.1%), and general insurance expense (0.2%).

Operating income increased 19.7% to $75.1 million from $62.7 million for the nine months ended September 30, 2005. This resulted in an operating income percentage of 6.2% for the nine months ended September 30, 2005 compared to 6.0% for the same period in 2004. We achieved these results due to an increased operating income percentage at our Guitar Center stores of 6.7% for the nine months ended September 30, 2005 compared to 5.3% for the same period in 2004, offset by a decline in Musician’s Friend operating income percentage of 8.5% for the nine months ended September 30, 2005 compared to 11.0% for the same period in 2004.  Music & Art’s operating income percentage improved to a negative 10.8% for the nine months ended September 30, 2005 compared to a negative13.1% for the same period in 2004. The Music & Arts operating loss includes $2.9 million of acquisition charges resulting primarily from the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland, and $0.6 million from the write down of inventory carried at American Music resulting from a change in inventory assortment.

Interest expense, net for the nine months ended September 30, 2005 increased to $4.8 million from $4.1 million for the same period in 2004. The increase is primarily due to interest on borrowings related to the acquisition of Music & Arts Center, Inc., increased inventory levels at our Guitar Center retail stores and purchases of property and equipment.

In the nine months ended September 30, 2005, a $27.0 million provision for income taxes was recorded compared to $22.3 million for the same period last year, based on an effective tax rate of approximately 38.5% and 38%, respectively. There was an increase in the effective tax rate as a result of higher blended state income tax rates.

Net income for the nine months ended September 30, 2005 increased 18.9% to $43.2 million, compared to $36.3 million in the same period last year as a result of the factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. As of September 30, 2005, we had $74.0 million outstanding in borrowings under our credit facility and had available borrowings of $34.7 million (net of $6.3 million of outstanding letters of credit).

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (6.75% at September 30, 2005) plus applicable prime margin, or London Interbank Offered Rate (“LIBOR”), or LIBOR (nine month rate at September 30, 2005 was 4.4%) plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations.  The amount we disclose in our public reports from time to time as available to borrow under the agreement is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants.  The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission.  We were in compliance with such requirements as of September 30, 2005.  Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.  The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013. The convertible notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the convertible notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of September 30, 2005, the convertible notes were convertible for the current quarterly conversion period. The convertible notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the convertible notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest.

We may call the convertible notes for redemption commencing in July 2006.  The premium is not payable upon bonds that are converted. The indenture governing the convertible notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree.  Subject to limited cure periods, the holders of the convertible notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, if we fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreements call for monthly payments of $138,000 for a term of 36 months through September 30, 2009 and monthly payments of $48,000 for a term of 36 months through December 28, 2005.

The terms of our significant financing agreements, including those related to our credit facility, the convertible notes and the equipment lease facilities described above, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of our equity capital relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements.  Please see Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2005 compared to $9.5 million for the same period last year. The largest use of cash was an increase in inventories of $82.2 million. The increase in inventories was due to the opening of 20 new Guitar Center retail stores of $26.6 million and an increase in existing store inventory level of $55.6 million. Accounts payable also increased $35.0 million from the inventory build and timing of vendor payments.

Cash used in investing activities increased to $142.1 million for the nine months ended September 30, 2005 compared to $21.1 million for the same period last year. The investing activities for the nine months ended September 30, 2005 consisted primarily of the purchase of Music & Arts Center, Inc. for approximately $93.0 million, a corporate airplane for $10.6 million, new corporate office building for $12.2 million, capital expenditures for store expansions and remodels of $27.9 million compared to $11.8 million in the prior period, and computer equipment purchases of $7.0 million in the current period compared to $5.3 million in the same period last year. Additionally, we received net proceeds from the sale of available-for-sale securities of $20.1 million.

Cash provided by financing activities totaled $85.1 million for the nine months ended September 30, 2005 compared to $18.0 million used in the same period last year. The cash provided by financing activities consists primarily of the borrowings under our credit facility of $74.0 million and remaining from the net proceeds received from the exercise of stock options and other employee purchases of our common stock. The increase in borrowings was required to support the Music & Arts Center, Inc. acquisition and the capital spending described above.

We believe that our current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet our obligations in the ordinary course of business, including capital expenditures and new store openings.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets.  During the nine months ended September 30, 2005, we opened 20 new Guitar Center stores (nine large format and 11 small format stores). Each new large format Guitar Center store typically has required approximately $1.3 to $1.5 million for gross inventory.  Historically, our cost of capital improvements for a large format Guitar Center store has been approximately $900,000, consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store.  The first of the small format units was opened in late 2000 and 34 more have been opened as of September 30, 2005. Our small format stores have typically required approximately $700,000 in capital expenditures and require approximately $1.0 million to $1.2 million in inventory. We expect the future costs to build new Guitar Center stores to rise from these historical amounts as we have recently begun to experience significant increases in the cost of steel, lumber concrete, labor, fuel and freight.

We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses.

Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. Nearly all product flows through the distribution facility, with the exception of special orders which, for the most part, are drop shipped to our stores. A portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. We have numerous commitments necessary to support the operations of the facility, including a lease on the facility. On November 2, 2005, we entered into an amendment to our lease agreement for our distribution center in order to expand the facility.  The amendment extends the term of the lease for a period of 12 years from the substantial completion of construction of the expansion to the facility.

In connection with the amendment of the lease for the distribution facility, we are in the process of expanding our Guitar Center distribution center from 505,000 square feet to approximately 713,000 square feet. We anticipate this expansion to be completed in 2006. The larger facility will increase our capacity to support continued expansion in 2006 and beyond. We anticipate making additional capital investments of $8.0 to $10.0 million and we expect to incur increased rent starting during the third quarter of 2006.

We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet.  The costs of these initiatives and other investments related to our businesses will continue to be significant.

Our expansion strategy is to continue to increase our market share in existing markets and to penetrate strategically selected new markets.  We opened a total of 14 Guitar Center stores in each of 2004 and 2003, and currently anticipate opening 25 Guitar Center stores in 2005. This includes 12 large format stores and 12 small format stores. In addition to the planned large and small format store openings, we expect to open our first tertiary market store in December.  On April 15, 2005 we completed the acquisition of Music & Arts Center, Inc. and we combined our American Music business and Music & Arts, with the combined business operating under the Music & Arts name, and since then have opened two new Music & Arts stores and completed one small acquisition. We continue to believe that there exists a number of additional acquisition opportunities in the relatively fragmented band instruments market that could be a good fit with our company and continue to pursue acquisition opportunities.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the provisions of the SFAS 154 to have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the fair value from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006. We will adopt the provisions of this statement in the first quarter of 2006. We anticipate adopting SFAS No. 123R using the modified prospective method, pursuant to which we will not restate any prior periods.  We are currently evaluating the effect of adoption of SFAS No. 123R will have on our consolidated financial statements and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS No. 123.

Seasonality

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December.  Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter. In addition, band rental season for the Music & Arts division starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, we anticipate that rising steel, lumber, concrete, labor, fuel and freight costs may increase expenses related to opening, remodeling and relocating our stores, expanding our distribution center and operating our business.

Forward-Looking Statements

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans and related expenses, sales, trends in gross margin, growth and competition in the Internet business and other factors affecting growth in sales and earnings.  Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, and capital expenditure levels.  Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies.

Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends, the emergence of new or growing specialty retailers of music products, our ability to integrate and profitably operate acquired businesses, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized.  The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date.  We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

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

Our retail store growth strategy includes opening new stores in new and existing markets and increasing sales at existing locations.  As of September 30, 2005 we operated 156 Guitar Center stores.  We opened a total of 14 Guitar Center stores in 2004, have opened a total of 20 Guitar Center Stores as of September 30, 2005, and currently expect to open total of approximately five additional Guitar Center stores in 2005. This includes 12 large format stores, 12 small format stores and our first tertiary market store in December. Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

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

Historically, we have achieved significant sales growth in existing Guitar Center stores.  Our quarterly comparable stores sales results have fluctuated significantly in the past.  Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center retail stores:

	2005	2004	2003
Quarter 1	5%	11%	4%
Quarter 2	7%	8%	5%
Quarter 3	7%	9%	7%
Quarter 4	—%	10%	10%

Full Year	—%	10%	7%

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

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. For example, we completed the acquisition of Music & Arts Center, Inc. on April 15, 2005, and since then have completed one small acquisition. Acquisitions such as the Music & Arts Center, Inc. transaction involve a number of special risks, including:

•      diversion of our management’s attention;

•      integration of the acquired business with our business; and

•      unanticipated legal liabilities and other circumstances or events.

Any failure to successfully complete the integration of the Music & Arts Center, Inc. business with our American Music business could adversely affect our business, results of operations, liquidity and financial position. Further, we expect to incur significant costs and expenses in the initial integration of these two businesses.

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

We face significant competition, and our efforts to increase our market share may be inhibited by existing or new competitors also trying to execute expansion strategies.

The retail music products industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We believe that large format music product retailers such as our company will seek to expand in part through the acquisition of small, independently owned stores or franchises, and we anticipate increased competition in our existing markets and planned new markets from these consolidating retailers. These retailers may identify target companies or execute their acquisition strategies more effectively than our company.  The expansion of the sale of musical instruments on the internet also exposes us to competition from search engine advertisers such as Google, auction companies such as Ebay, and others who have developed the ability to aggregate web traffic and forward it to competitors of our Musician’s Friend unit. In any of these new markets, we will likely compete with companies that may have greater financial resources or other competitive advantages as compared to our company. Our expansion will be inhibited by these and other established competitors. In addition, one or more of our competitors may adopt a new, innovative store format or retail selling method. If we are not able to compete effectively, we may fail to achieve market position gains or may lose market share.

Several large mass merchants, including Wal-Mart, Target, Best-Buy and Costco, sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments, and thus could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We must grow our Music & Arts business in order to reach profitability and earn an acceptable return on our investment.

In April 2001, we completed our acquisition of American Music Group, a New York-based retailer of band instruments. We had not previously participated in the band instruments segment of the music products business and had no prior experience in this distribution channel. The American Music division incurred significant operating losses in 2003 and 2004. In April 2005, we completed our acquisition of Music & Arts Center, Inc.  Thus, we face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. During 2005, we will face further significant challenges as we attempt to combine the Music & Arts business with our existing American Music business. Failure to execute on the requirements and initiatives described above could result in a poor or no return on our investments in American Music and Music & Arts, constitute a distraction of the efforts of our management team from the Guitar Center and Musician’s Friend brands and potentially require us to recognize an impairment in the significant amount of goodwill recorded in the acquisitions of American Music, Music & Arts and several other smaller companies, which totaled $76.1 million at September 30, 2005.

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

As of September 30, 2005, our corporate headquarters as well as 23 of our 156 Guitar Center stores were located in California, and stores located in that state generated 23.3% and 24.6% of our Guitar Center retail sales for the third quarter of 2005 and 2004, respectively.  Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future.  As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes.  We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

We are involved in a number of litigation matters, as discussed more fully in Part II, Item 1 “Legal Proceedings”.  Current and future litigation that we may face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome and an unfavorable resolution could have a material adverse effect on our business, financial condition and results of operations. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of our normal business operations.

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

Our relationships with our e-commerce customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective.  If, as a result, we lose customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank and we are subject to the customer privacy standards of credit card companies. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information, and such breaches could lead to loss of confidence of customers or significant fines from credit card companies.  Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

If we face material delays in introducing new services, products and enhancements, our e-commerce customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store and the efficiency and effectiveness of our advertising strategies. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. To develop our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. In addition, the success of e-commerce may result in greater efficiency and lower prices, which could have an adverse effect on selling prices and margins in our retail store business and in our catalog business and generally constrain profitability in the specialty retail business.

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

We rely on our computer hardware and software systems for the efficient operation of our retail stores and direct response business. Our information systems provide our management with real-time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including:

•      earthquake, fire, flood and other natural disasters; and

•      power loss, computer systems failure, or security breaches, Internet and telecommunications or data network failure.

A significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information were unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales.

To attempt to mitigate these risks we have contracted services from third parties to provide backup systems for our Guitar Center retail stores in the event of a disaster. These services are designed to permit our “mission critical” systems to be online within 48 hours following most disasters. Our Music & Arts and direct response business do not have redundant systems and would be vulnerable to catastrophic events. In the event of a disaster, our businesses would most likely experience delays in processing and shipping orders.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of our convertible notes with a fixed interest rate of 4% (subject to contingent interest commencing January 15, 2006) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR.  At September 30, 2005, we had $74.0 million outstanding borrowings under our credit facility.  To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio.  Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings.  Excess cash is invested in short-term, high quality interest bearing investments.

Item 4.                    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

Part II.   OTHER INFORMATION

Item 1.                    Legal Proceedings

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California.  On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.   Among other things, the lawsuits allege that we improperly failed to document and enforce break-time and lunch-time periods for such employees and seeks an unspecified amount of damages, penalties and attorneys’ fees.  In the Rodriguez case, we have filed an answer to the plaintiff’s complaint and are in the process of responding to the plaintiff’s requests for discovery.  The McClain complaint has been served on us, and our answer to the complaint was filed on May 11, 2005.  The McClain and Rodriguez lawsuits are now pending before the same court.  Both matters have been consolidated for mediation purposes.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin.  The lawsuit, which was filed by a Minnesota corporation, alleges breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores.  Among other things, the lawsuit alleges that we have breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and seeks approximately $4.5 million of damages and attorneys’ fees.  We have filed an answer to the complaint and are in the process of propounding discovery on the plaintiff as well as responding to plaintiff’s requests for discovery.

While we intend to defend these claims vigorously, there can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled.  An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial condition and results of operations.  Regardless of the outcome, the costs and expenses incurred by us to defend these lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

In addition to the lawsuits described above, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of those proceedings cannot be predicted with certainty, we believe that the final outcome of those matters will not have a material adverse effect on our business, financial condition and results of operations.

Item 6.                    Exhibits

(a)           Exhibits:

31.1         Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2005.

Guitar Center, Inc.

/s/ Bruce L. Ross

Bruce L. Ross, Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)