Form 10-K
period 2005-12-31
GUITAR CENTER INC
filed 2006-03-10
CIK 1021113

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒                    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                     No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,485,000,000 based on the average bid and asked price as reported on the NASDAQ National Market. Shares of Common Stock held by each executive officer, director and each person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2006, there were 26,234,774 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the annual stockholders’ meeting scheduled to be held on April 28, 2006 are incorporated by reference into Part III.

PART I

Item1. BUSINESS

Introduction

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2005, our retail store subsidiary operated 161 Guitar Center stores across the United States, with 126 stores in 50 primary markets, 34 stores in secondary markets and one tertiary market store. In addition, as of December 31, 2005, our Music & Arts Center division operated 81 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

We are a Delaware corporation with principal executive offices located at 5795 Lindero Canyon Road, Westlake Village, California 91362, and our telephone number is (818) 735-8800. We maintain several corporate websites, including www.guitarcenter.com. However, none of the information contained on our websites is incorporated into this annual report. Whenever we refer to the “Company” or “us,” or use the terms “we” or “our” in this annual report, we are referring to Guitar Center, Inc. and its subsidiaries.

History

Guitar Center, Inc. was founded in 1964 in Hollywood, California. Our flagship Hollywood store currently is one of the largest and best-known retail stores of its kind in the United States, with approximately 30,600 square feet of retail space. Our Hollywood store features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of our Hollywood store is the Rock Walk, which memorializes over 200 famous musicians and music pioneers. The Rock Walk has helped to create international recognition of the Guitar Center name.

In May 1999, we acquired Musician’s Friend, Inc., an Oregon-based direct response retailer of musical instruments. Musician’s Friend is the largest direct response retailer of musical instruments in the United States, through its catalog and e-commerce website.

In April 2001, we acquired American Music Group, Ltd. and its related companies, a musical instrument retailer specializing in the sale and rental of band instruments and accessories and serving the student and family market. In April 2005, we acquired Music & Arts Center, Inc., a Maryland-based musical instruments retailer which primarily serves the beginning musician and emphasizes rentals, music lessons and band and orchestra instrument sales. Subsequent to the Music & Arts Center acquisition, our American Music and Music & Arts Center businesses were combined into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Our Music & Arts Center stores are primarily located in the Northeast, Mid-Atlantic and Southern regions of the United States.

Industry Overview

The United States retail market for music products in 2004 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.4 billion in net sales. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $6.7 billion of the retail market for music products. According to The Music Trades magazine, the industry is highly fragmented with the nation’s five leading music products retailers accounting for approximately 32.8% of the industry’s estimated total sales in 2004.

Over the past decade, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices, and we believe this trend will continue. Today, an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased primarily by professional sound recording studios.

Business Overview

During 2005, we operated three reportable segments under the classifications of Guitar Center stores, direct response and Music & Arts Center.

Guitar Center Stores

Our Guitar Center stores offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe that more than half of our Guitar Center store sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable and highly trained salespeople to answer technical questions and to assist in product demonstrations.

Our primary market format Guitar Center stores are designed to serve major metropolitan population centers. Our standard primary market format Guitar Center store generally ranges in size from 12,000 to 30,000 square feet. In late 2000, we opened our first secondary market format store to serve metropolitan areas that previously were not served by our primary market format stores. Our standard secondary market format Guitar Center store generally ranges in size from 8,000 to 10,000 square feet. In late 2005, we opened our first tertiary market format store to serve smaller population centers. Our tertiary market format stores generally are expected to be approximately 5,000 square feet.

In 2005, we opened a total of 25 Guitar Center stores, including 12 primary market stores, 12 secondary market stores and one tertiary market store. We presently expect to open approximately 35 to 40 additional Guitar Center stores in 2006, including eight to 10 primary market stores, 25 to 28 secondary market stores and two tertiary market stores.

The following summarizes key operating statistics of our Guitar Center stores and is based upon the stores operated by us for the full year ended December 31:

	2005	2004
Number of stores operated for the full year	136	122
Average net sales per square foot	$599	$585
Average net sales per store	$9,214,000	$9,184,000
Average store-level operating income	$1,502,000	$1,347,000
Average store-level operating income margin	16.3%	14.7%

These key operating statistics are based upon results of Guitar Center stores in operation for at least 12 months as of December 31, 2005 and 2004, respectively. Average net sales per square foot is a measure of sales efficiency based on square footage. Average net sales per store represents the average result of stores open at least 12 months, and is typically affected by the opening of secondary market format stores which generate lower levels of sales. Although these smaller format stores generate lower levels of sales, these stores cost less to build, stock and operate than our large format stores. Store-level operating income and margin includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

Direct Response

Our Musician’s Friend subsidiary, which we operate as a separate business unit, is a direct response e-commerce and catalog business. Musician’s Friend offers musicians a shopping experience that includes technical product information, confirmations by a live person, quick and efficient sales and service and a musician-based staff for after-sale support. Musician’s Friend’s catalog and website offer an assortment of products and promotions throughout the year, mixing brand name products with unique and practical offerings.

Our direct response business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri. The Kansas City distribution center also houses an outlet store for selling returns and blemished product.

Music & Arts Center

The Music & Arts Center division of our retail store subsidiary operates stores specializing in band and orchestra instruments for sale and rental, serving teachers, band directors, college professors and students. Most of the Music & Arts Center stores also sell a limited assortment of guitars, amplifiers, percussion instruments, keyboards, pro audio and recording equipment, as well as provide music lessons. Music & Arts Center instrument rentals are conducted on-site through our outbound education representatives, over the counter at our retail locations, and through “affiliate” stores operated by third party musical instrument dealers.

As of December 31, 2005, Music & Arts Center operated 81 retail stores. Existing Music & Arts Center stores range from 1,400 to 12,000 square feet, with a target store size of approximately 4,000 square feet. Our Music & Arts Center business is based in Frederick, Maryland and is supported there by a distribution facility and call center, along with additional call centers in Liverpool, New York and Horsham, Pennsylvania.

Strategy

Guitar Center Stores

Our Guitar Center stores growth strategy is to continue to increase our presence in existing markets and to open new stores in strategically selected markets, which could include international markets. We expect to continue pursuing our strategy of clustering stores in primary markets to take advantage of operating and advertising efficiencies, as well as opening stores in new and smaller markets to build awareness of our name. Our Guitar Center stores business strategy includes offering an extensive selection of brand name and hard to find new and vintage music products, developing creative and interactive presentations and displays, creating innovative promotional and marketing programs, providing specialized and qualified customer service and providing guaranteed low prices.

Direct Response

Our direct response growth strategy is to increase our market share in the direct response segment of the industry, particularly relating to the Internet portion of the direct response business. While our catalogs remain an important marketing tool, we are focused more on Internet marketing, technology and infrastructure than we have been in the past. Our core strategies include personalization and one-to-one marketing that delivers products and services customized to the specific needs of musicians. Additionally, we are focused on technology and infrastructure that enhances our website user experience, improves our business agility, increases our ‘speed to market’ and further differentiates us from the competition. In our back office, we are making investments to improve our analytic tools and enhance our data warehouse.

Music & Arts Center

Our Music & Arts Center growth strategy is to increase market share by acquiring complementary businesses and expanding our existing business. We believe there are a variety of acquisition opportunities in the fragmented band instruments market that could be a good fit into our Music & Arts Center business, and we continue to aggressively pursue these acquisition opportunities. In addition, we expect to continue expanding the existing Music & Arts Center business by selectively opening new stores in existing and new markets.

Merchandising

Guitar Center Stores

Our primary market Guitar Center stores carry an average of 7,500 core stock keeping units, or SKUs, our secondary market Guitar Center stores carry an average of 5,000 core SKUs and our tertiary market Guitar Center stores are expected to carry an average of 4,000 core SKUs. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers.

Our stores are organized into five departments (guitars and amplifiers, drums, keyboards, pro audio and recording and accessories), with each department focused on one product category. These departments address our customer’s specific product needs and are staffed by specialized salespeople, many of whom themselves are practicing musicians. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling a used instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are trained and knowledgeable in the used musical instrument market.

•       Guitars and Amplifiers. Our guitar and amplifiers department carries a wide variety of new, used and vintage electric, acoustic, classical and bass guitars. Major manufacturers including Fender, Gibson, Taylor, Martin, PRS, Yamaha, Ovation and Ibanez are well represented in popular models and colors. A number of our stores also carry other stringed instruments such as banjos and mandolins. We also offer an extensive selection of guitar sound processing units and products that allow guitars to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

We offer an extensive selection of electric, acoustic and bass guitar amplifiers, including a variety of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We carry amplifiers from most major manufacturers, including Marshall, Fender, Crate, Ampeg, Vox, S.W.R. and Mesa Boogie.

•       Drums. Our drum department carries a range of percussion instruments, from drum kits to congas, bongos and other rhythmic and electronic percussion products. We also carry a selection of vintage and used percussion instruments. We carry name brands such as Drum Workshop, Sabian, Pearl, Yamaha, Tama and Zildjian.

•       Keyboards. We carry a wide selection of keyboard products and computer peripheral and software packages. Our keyboard product line covers a wide range of manufacturers, including Roland, Casio, Korg and Yamaha.

•       Pro Audio. Our pro audio department carries live-sound, DJ and recording equipment for musicians at every level, from the casual hobbyist to the professional recording engineer. We maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition and recording software. Our products range from recording accessories to state-of-the-art digital recording systems. We also carry a large assortment of professional stage audio, DJ and lighting equipment for small traveling bands, mobile DJs, private clubs and large touring professional bands. Our pro audio brand name manufacturers include Digidesign, JBL, Sony, Mackie, Shure, Tascam, Yamaha, Roland and Apple.

•       Accessories. Our accessories department offers a wide range of items considered consumables by our musician customers. These items range from guitar strings, picks, cables, straps, performance microphones and stands to sophisticated signal processors that modify and enhance the sound of voices and instruments during performance or recording.

Direct Response

Our direct response business offers primarily new merchandise through its catalogs and on-line through its websites. In addition, our direct response business offers returned and blemished merchandise through its outlet store in Kansas City, Missouri, and on-line through its Musician’s Friend website.

Our direct response business offers a product mix that includes the same categories as those offered by our Guitar Center stores, including guitars and amplifiers, drums, keyboard, pro audio and accessories. In addition, our direct response business offers a range of private label products and band and orchestra instruments and accessories that primarily are targeted at intermediate and professional musicians. Our direct response catalogs generally offer an average of approximately 5,000 SKUs and approximately 38,000 SKUs are offered on our websites. We believe that the breadth of SKUs offered by our direct response business differentiates it from many of its competitors.

Music & Arts Center

Our Music & Arts Center business focuses on the student and family music market, particularly band and orchestra instruments. These stores offer band and orchestral instruments and related accessories for sale and rental, musical instrument lessons and a limited assortment of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment. Our Music & Arts Center stores offer a full range of brass and woodwind band instruments including trumpets, flutes, clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones and related music accessories. These stores also offer a full range of stringed instruments, such as violins, violas, cellos, string basses and related accessories. These stores carry a wide range of sheet music. Name brand manufacturers carried at Music & Arts Center stores include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Ludwig, Conn, Yamaha and Rico.

Operations

Guitar Center Stores

To facilitate our growth strategy, we have centralized many key aspects of our Guitar Center store operations, including the development of policies and procedures, accounting systems, training programs, store site selection, store layouts, purchasing and replenishment, advertising and pricing. This centralization utilizes the experience and resources of our headquarters staff to establish consistency throughout our stores.

Our Executive Vice President of Stores, Senior Vice President of Operations, four regional sales managers, four regional operations managers, 17 district sales managers and 17 district operation managers manage the Guitar Center stores. Store management for our primary and secondary market stores generally is comprised of a store manager, a sales manager, an operations manager, two assistant store managers and five department managers. Each store also has a warehouse manager and a commissioned sales staff that ranges from 20 to 40 employees. We expect that our tertiary market stores generally will be managed by a store manager, two assistant managers and a sales staff that ranges from seven to 15 employees.

We provide ongoing training to our store managers and instill in the managers the values of operating as a business owner. We seek to encourage responsiveness and entrepreneurship at each store by providing store managers with a high degree of autonomy relating to operations, personnel and merchandising. Managers also play an integral role in the presentation of merchandise and the promotion and protection of our reputation.

We encourage employee development by providing our sales force with extensive training and the opportunity to increase both compensation and responsibility through increased product knowledge and performance. We provide employees with the ability to move into operations, sales and store management positions. As we open new stores, the qualified and experienced employees from existing stores often fill key in-store management positions. By adopting a “promotion from within” strategy, we maintain a well-trained, loyal and enthusiastic sales force that is motivated by opportunities for advancement. Marty Albertson, our Chief Executive Officer, Mark Galster, our Executive Vice President of Stores, and our four regional managers each began their careers as a salesperson at Guitar Center stores.

Direct Response

Musician’s Friend operations are managed by an Executive Vice President of Operations, a Vice President of Supply Management and a Vice President of Contact Center.

Music & Arts Center

Music & Arts Centers’ operations are managed by a Senior Vice President of Operations, a Senior Vice President of Sales and regional, district and store level managers. Store management generally is comprised of a store manager, assistant store manager, one or more educational representatives and related sales and support staff.

Marketing and Promotion

Our proprietary databases are a central element of our marketing and promotion programs. We maintain three unique and proprietary databases that we have developed for Guitar Center, Musician’s Friend and Music & Arts Centers. Included in these databases is information on approximately 12 million of our Guitar Center stores customers, approximately seven million of our direct response customers and approximately 336 thousand of our Music & Arts Center customers. We believe that these databases assist us in identifying customer prospects, in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

Guitar Center Retail

Our advertising and promotion strategy for our Guitar Center stores is designed to enhance the Guitar Center name and increase customer awareness and loyalty. Our advertising and promotional campaigns generally are developed around “events” designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale in March, the Anniversary Sale in August and the Guitar-a-thon in November/December. These events often are coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. We also conduct special events that focus on practicing musicians, such as our annual Guitarmageddon, Drumoff and DJ Spinoff.

As we enter new markets we initiate an advertising program, including mail and radio promotions, television and Internet campaigns and other special grand opening activities. Each element of this advertising program is designed to accelerate sales volume for each new store. Radio advertising plays a significant part in our store opening campaign to generate interest and create customer awareness.

We also maintain a variety of promotional financing alternatives for our customers. Generally, all credit made available to retail customers and all extended payment arrangements are provided by third party consumer credit companies which are non-recourse to us, meaning that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. These arrangements also give us the flexibility to offer attractive payment options to our customers on a promotional basis, such as no interest periods, reduced interest rates or deferred payment options. These programs are also non-recourse to us, but we pay the credit provider a fee reflecting the below-market, promotional benefit of the particular program.

Direct Response

Our direct response business maintains regular communication in electronic and print media. We perform an extensive analysis of customer behavior and transactions, and the industry expertise of our merchandising staff provides our marketing staff with offers that are targeted for optimal customer response.

The same transactional databases that make market targeting information available for catalog and e-mail circulation are enhanced by the information archived from our website traffic. Our merchandising and marketing departments use these tools to design personalized product and promotional offerings for prospective customers. We are also making significant investments in enhanced web-based analytical search engine tools and web-based direct marketing initiatives.

Our direct response strategy includes the development of catalogs targeted towards particular segments of the musician market. For example, Musician’s Friend produces two small catalogs, the LMI Catalog, which is oriented toward young, school-aged children, and the Giardinelli catalog which is targeted to band and orchestra customers. Our direct response business also targets specific customers with keyboard, percussion and DJ specialty catalogs.

We believe that there may be Internet-based opportunities to expand the reach of our brands. We have expanded our Internet presence to include the www.harmony-central.com and www.musician.com web sites. These opportunities are being created in part by the rapid development of auction, content and community sites oriented towards music and musicians. As part of these opportunities, we are expanding our customer-focused marketing strategy to include personalization and one-to-one marketing designed to deliver products and services customized to specific needs of our musician and aspiring musician customers. We also are completing the installation of a sophisticated internal search and comparison shopping engine that we believe will improve user functionality and enhance search capabilities. We believe that these engines, along with several other planned advancements and improvements to our website, will continue to enhance the user experience, improve our business agility, increase our ‘speed to market’ and differentiate us from the competition.

Music & Arts Center

Our advertising efforts for the Music & Arts Center stores are focused primarily on the school band and orchestra market and community. For instrument rentals, advertising and promotional campaigns are developed around “rental nights” designed to display our orchestral and band instruments at elementary and middle schools. These events attract band directors, music educators, parents and students. Our key promotional events are held primarily from August through October. In addition to rental nights, we have education representatives that travel around the country to promote and educate band directors on our instruments and our sales and rental programs. We maintain long-term relationships with educators in order to provide visibility to our products and obtain access to student musicians.

Customer Service

Guitar Center Stores

Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, we believe that customers depend on our salespeople to offer expert advice and to assist with product demonstrations. Our employees typically are musicians trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our five product categories and typically begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and improve the level of customer service and sales support in the stores.

Direct Response

Our Musician’s Friend customer contact staff receives product and customer service training in our Salt Lake City, Utah contact center facility. Extensive product information, including technical information, product features and benefits and real-time stocking information is available to the staff on their desktop systems via intranet and back-end information systems. Most of the staff is comprised of musicians who are given extensive and ongoing product training, and the facility houses an extensive product demonstration area and training facility. As of December 31, 2005, we had 170 full-time and 72 part-time customer service employees, staffing the contact center 24 hours a day, seven days a week. Our customer service telephone staff for returns is located in the Kansas City, Missouri distribution center where they are closer to the returns process while assisting customers.

For customers that have registered e-mail addresses with us, we offer automated order and shipment verification. This service provides customers with UPS or FedEx order tracking information as soon as their shipment has been processed. To provide customers with a high degree of satisfaction, customers may return items for a full refund within 45 days of purchase. Additionally, if customers find a lower advertised price within 45 days of purchase, we will match the competitor’s advertised price.

Music & Arts Center

Sales at our Music & Arts Center stores are conducted primarily through sales made by our educational sales representatives and sales made over the counter at our retail stores. The majority of our educational representative sales force is comprised of music teachers who are experienced band and orchestra instructors. The customer service functions relating to sales made by our educational representatives generally are conducted by our centralized call center. The customer service functions relating to sales made over the counter at our retail stores generally are conducted by our retail staff, who provide a full service retail experience for our customers.

Purchasing

We believe that we have excellent relationships with our vendors and, in many instances, we are our vendors’ largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors’ premium products. Guitar Center, Musician’s Friend and Music & Arts Center maintain centralized buying groups. Our centralized buyers include merchandise managers, buyers, planners, forecasters, replenishers and allocators. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners, forecasters, replenishers and allocators are responsible for maintaining inventory levels and allocating the merchandise to the retail distribution center, stores and direct response fulfillment center. Guitar Center and Musician’s Friend use merchandise replenishment systems which automatically analyze and forecast sales trends for each SKU using various statistical models, supporting the buyers by predicting merchandise requirements.

Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see “Risk Factor”—We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability to supply our requirements could adversely impact our business.”

Distribution and Inventory Control

Guitar Center Stores

Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. Nearly all product flows through the distribution facility, with the exception of special orders, which generally are drop shipped to our stores. A portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. We have numerous commitments necessary to support the operations of the facility, including a lease on the facility. We are in the process of expanding this facility from approximately 505,000 square feet to approximately 713,000 square feet, planned to be completed in 2006.

We have invested significant time and resources in our inventory control system at the Guitar Center stores. We perform inventory cycle counts daily, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels. Our inventory shrinkage level has historically been low, which we attribute to our sophisticated system controls and strong corporate culture.

Direct Response

Musician’s Friend orders are fulfilled out of our Kansas City, Missouri distribution center. This facility is near capacity and we are in the advanced planning stage of exploring opportunities to replace and significantly expand our direct response distribution capabilities.

Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system. In 2003, initiatives were completed to improve inventory management and reduce outbound shipping costs. We have implemented sophisticated inventory planning systems to increase the level of in-stock products with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that consumer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and FedEx tracking services.

All Musician’s Friend returns are routed to the Kansas City distribution center where repairs and quality evaluations are made. On site repair and customer service representatives assist our customers, with the goal of reducing the costs associated with returns. Returned and blemished products are sold through the outlet store in the Kansas City facility, and by offering those products at reduced prices on the Musician’s Friend website.

Music & Arts Centers

Products for our Music & Arts Center stores generally are processed through a central distribution facility located in Frederick, Maryland of approximately 60,000 square feet. We have a number of local hubs and/or support centers to guarantee product availability during our peak back to school season. Music & Arts Center also maintains additional call centers in Liverpool, New York and Horsham, Pennsylvania.

Retail Store Site Selection

We have developed a set of selection criteria to identify prospective store sites for our Guitar Center and Music & Arts Center stores. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Our Guitar Center stores generally are located in free-standing locations to maximize their outside exposure and signage, while our Music & Arts Center stores generally are located in specialized shopping centers to maximize traffic from targeted customers such as students and their parents.

Information Technology

Guitar Center Stores

We have invested significant resources in information technology systems that provide real-time information for our Guitar Center stores. These systems have been designed to integrate all major aspects of our business, including sales, gross margins, inventory levels, purchase order management, automated replenishment and merchandise planning. Our system capabilities include inter-store transactions, vendor analysis, serial number tracking, inventory analysis and commission sales reporting.

We are in the process of developing and implementing a data warehouse, a new point-of-sale system and enhanced data center infrastructure solutions for our Guitar Center stores. The new data warehouse will consolidate key operational information into one central location for more efficient analysis. The data warehouse is presently scheduled to begin operation in late 2006 and will enable us to improve our marketing techniques and inventory planning. The new point-of-sales system will replace the current sales processing solution which is built on an aging infrastructure and is difficult to enhance for future business requirements. The point-of-sale system is presently scheduled to begin operation in 2007 and will provide us with enhanced sales and inventory tracking capabilities. The new data center infrastructure will augment the current operations center by providing increased capacity, improved service levels and improved recovery flexibility. The data center infrastructure is presently scheduled to begin operation in late 2006 and will improve the ability to support anticipated business growth and new technology initiatives.

Direct Response

Our direct response business maintains an extensive multi-channel retail transaction processing system, as well as systems supporting e-commerce operations, catalog operations, marketing analysis and internal support information. These systems provide our direct response business with marketing, merchandising and operational information and provide call center and customer service staff with current inventory and customer account information.

We are in the process of developing and implementing a new multi-channel retail transaction processing solution that when implemented will function as the core retail platform, supporting merchandising, inventory management, order management, order entry, distribution center operations and various other major multi-channel direct response business functions. This system is presently scheduled to begin operation in 2007 and will provide a more flexible and efficient retail platform supporting continued growth objectives, possible international expansion and various other direct response enhancements.

The operations of our direct response business are highly dependent on its information technology systems. Our direct response business does not have redundant Internet or operating systems and currently would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans. Please see “Risk Factors—Our failure to develop and implement critical new systems for our business could adversely impact our business.”

Music & Arts Center Stores

We continue to invest significant resources in the development and implementation of information systems at our Music & Arts Center stores. These systems are being designed to operate and control significant business processes, including sales, rentals, store operations, inventory levels, purchase order management, special orders and other financial transactions. These systems are in an early stage of development and will require significant additional resources. This business is not susceptible to using “off-the-shelf” retail solutions because of our large rental business and the presence of off-site sales through affiliates and sales at schools.

Competition

The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, on-line auctions, direct-to-consumer alternatives and a growing number of large mass merchants. A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco have begun to sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments. Best Buy also recently opened a store-within-a-store concept for musical instruments which includes a significantly expanded selection of products. These retailers could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We primarily are in direct competition with other musical instrument retailers, such as Sam Ash Music based in New York, New York, a major multi-unit retail chain in the music products industry. Sam Ash has continued to open new or acquired stores in markets in which we are located. In addition, our retail stores and direct response business compete with various direct response companies such as American Musical Supply, Sam Ash Music, Sweetwater Sound and FullCompass. Competition within the musical instrument industry remains dynamic and we cannot predict the scope and extent of national and local competition our retail store and direct response businesses will face in the future. In particular, competition within the Internet portion of our direct response business has been increasing and is intense, and we expect that this competition will continue in the future.

We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs.

Employees

As of December 31, 2005, we employed 8,154 people, of whom 6,852 were hourly employees and 1,302 were salaried. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand Names and Service Marks

We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business. These marks and names include “Guitar Center,” “Musician’s Friend” and “Music & Arts Center.” Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in our marketing, our stores and our websites.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations, which we collectively refer to as the Exchange Act. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
450 Fifth Street, N.W.
Washington, DC 20549

The Securities and Exchange Commission maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. These materials may be obtained electronically by accessing the home page of the Securities and Exchange Commission at http://www.sec.gov.

We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with or furnish them to the Securities and Exchange Commission. We also make available free of charge on our website the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines and Code of Business Conduct and Ethics (including any amendment to or waiver from a provision of the Code of Business Conduct and Ethics) adopted by our Board of Directors.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites, and such information is not part of this document.

Copies of any of the above-referenced information will also be made available, free of charge, by calling (818) 735-8800 or upon written request to:

Guitar Center, Inc.
Investor Relations
5795 Lindero Canyon Road
Westlake Village, CA 91362

Item 1A. RISK FACTORS

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

We may be unable to meet our retail store growth strategy, which could adversely affect our results of operations.

Our retail store growth strategy includes opening and/or acquiring new stores in new and existing markets and increasing sales at existing locations. As of December 31, 2005 we operated 161 Guitar Center stores. We opened a total of 25 Guitar Center stores in 2005, including 12 primary market stores, 12 secondary market stores and one tertiary market store. We presently expect to open approximately 35 to 40 additional Guitar Center stores in 2006, including eight to 10 primary market stores, 25 to 28 secondary market stores and two tertiary market stores. As of December 31, 2005, we also operated 81 Music & Arts Center stores. Our retail growth strategy also involves increasing the number of Music & Arts Center stores through acquisitions and opening approximately three to five new stores.

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

•       vendor support; and

•       successful integration of newly-acquired businesses, including the continued integration of the Music & Arts Center business.

A number of these factors are to a significant extent beyond our control. As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center and Music & Arts Center stores at the rates currently anticipated. If we are unable to achieve our retail store expansion goals, or the new stores do not perform to our level of expectations, our results of operations could be adversely affected.

If we do not respond to rapid technological changes, our direct response and other e-commerce services could become obsolete and we could lose customers and our business could suffer.

If we face material delays in introducing new services, products and enhancements, our e-commerce customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store and the efficiency and effectiveness of our advertising strategies, including evaluating and implementing effective search engine technologies, on-line advertising and affiliate programs. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. To develop our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. In addition, our e-commerce operations may require greater efficiency, lower prices, expanded advertising requirements through search engines and other parties, and other competitive factors such as free shipping or extended warranties or return periods in order to compete successfully. Each of these factors could have an adverse effect on selling prices and margins in our business and generally constrain our profitability.

Our business could be adversely affected if we are unable to address unique competitive and merchandising challenges in connection with our plans to open additional Guitar Center and Music & Arts Center retail stores in new markets.

As part of our retail growth strategy, we plan to open and/or acquire additional Guitar Center and Music & Arts Center stores in new markets, which could include international markets. This expansion into new markets will present unique competitive and merchandising challenges, including:

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

•       availability of desirable product lines; and

•       potential acquisitions of business lines in which we have limited or no experience.

Any of these factors may lead to a shortfall in revenues or an increase in costs with respect to the operation of these stores. If we are not able to operate these stores profitably, or to our expected level of performance, our results of operations could be adversely affected.

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

Historically, we have achieved significant sales growth in existing Guitar Center stores. Our quarterly comparable stores sales results have fluctuated significantly in the past. Sales growth for comparable periods, excluding net sales attributable to stores not open for 14 months, was as follows for our Guitar Center retail stores:

	2005	2004	2003
Quarter 1	5.3%	11.0%	4.0%
Quarter 2	7.0	8.3	5.2
Quarter 3	6.9	9.0	7.0
Quarter 4	4.6	10.3	10.2
Full Year	5.8%	9.7%	6.9%

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

Our failure to maintain and expand our distribution centers could adversely impact our business.

We are in the process of significantly expanding our Guitar Center distribution center to increase our capacity to support continued expansion. We anticipate making additional capital investments of $8 to $10 million and we expect to incur increased rent starting during the third quarter of 2006. In addition, the lease for our direct response distribution center expires in June 2007. We are exploring opportunities to replace and expand our direct response distribution capabilities to coincide with the expiration of the lease on our current facility. This expansion also is expected to require a significant capital commitment. Our failure to complete our expansions and replacements on time and on budget may result in the need for us to expend additional capital and may impair the efficient operation of our distribution system, which could materially adversely impact our business, results of operations, financial condition and prospects.

Our growth plans depend on our completion of acquisitions, and our inability to address the special risks associated with these transactions could adversely impact our business.

We believe that our expansion may be accelerated by the acquisition of existing music product retailers. We regularly investigate acquisition opportunities complementary to our Guitar Center, Musician’s Friend and Music & Arts Center businesses. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities or a combination of both. There is no assurance that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

•       diversion of our management’s attention;

•       integration of acquired businesses with our business; and

•       unanticipated legal liabilities and other circumstances or events.

The failure to identify complementary acquisitions, the failure to obtain favorable pricing on those acquisitions or the occurrence of any special risks involved in acquisitions could have a material adverse effect on our ability to achieve our growth strategy, and our results of operations could be materially affected as a result.

Our failure to develop and implement critical new systems for our business could adversely impact our business.

We are in the process of developing and implementing a data warehouse, new point-of-sale system and data center infrastructure for our Guitar Center stores as well as a new multi-channel retail system for our direct response business. The development and implementation of these two initiatives requires significant management attention and capital resources. Our failure to effectively develop and implement these initiatives on a timely basis could lead to the distraction of our management and the need to expend additional capital resources. Such a failure could reduce the quantity or quality of operating data available to our management necessary to run our business efficiently and as a result could adversely impact our business, results of operations, financial condition and prospects.

We must efficiently manage the expansion of our direct response business in order to service our customers properly, otherwise our business could be adversely affected.

Our direct response business, particularly our e-commerce business, requires significant investments to respond to anticipated growth and competitive pressures. If we fail to rapidly upgrade our website in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payments and the fulfillment facilities we use to manage and ship our inventory, we may not be able to successfully distribute customer orders. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our key systems become unavailable to us. We have experienced periodic service disruptions and interruptions, which we believe will continue to occur, while enhancing and expanding these systems.

We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability to supply our requirements could adversely impact our business.

Brand recognition is of significant importance in the retail music products business. There are a relatively small number of high quality, recognized brand names in the music products business. We depend on this relatively small number of manufacturers and suppliers for both our existing retail stores and our direct response business. We do not have any long-term contracts with our suppliers and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business.

A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and we cannot be assured that there will be sufficient quantities or the appropriate mix of products available in the future to supply our existing stores and expansion plans. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and may be unwilling or unable for contractual or other reasons to meet our requirements.

The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments, which in many instances require changes and upgrades to the operational procedures and logistics and supply chain management capabilities of our vendors, all of which are outside of our control. Additionally, many of our vendors receive product from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls and changes in governmental policies.

We rely on common carriers to transport product from our vendors to our central distribution center in Indianapolis, Indiana and from the distribution facility to our Guitar Center stores. Similarly, Musician’s Friend relies on common carriers to transport product to its fulfillment center in Kansas City, Missouri and from the fulfillment center to customers. A disruption in the services of common carriers due to weather, employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations or to fulfill orders by direct response customers.

Significant existing and new competition in our industry could continue to adversely affect our retail business.

The retail music products industry is fragmented and highly competitive. We compete with many different types of music product retailers, including conventional retailers, as well as other catalog and e-commerce retailers, who sell many or most of the items we sell. We believe that large format music product retailers such as our company will seek to expand in part through the acquisition of small, independently owned stores or franchises, and we anticipate increased competition in our existing markets and planned new markets from these consolidating retailers. These retailers may identify target companies or execute their acquisition strategies more effectively than our company. In addition, these retailers may have greater financial resources than us or other competitive advantages. Our expansion to new markets will be inhibited by these and other established competitors. In addition, one or more of our competitors may adopt a new, innovative store format or retail selling method. If we are not able to compete effectively, we may fail to achieve market position gains or may lose market share.

A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco, have begun to sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments. Best Buy also recently opened a store-within-a-store concept for musical instruments which includes a significantly expanded selection of products.These retailers could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We must grow our Music & Arts Center business in order to reach profitability and earn an acceptable return on that investment.

We intend to use our Music & Arts Center business as a platform to develop and grow a family music store concept that emphasizes band instruments and select “combo” products sold by our Guitar Center stores such as guitars, keyboards, pro audio, drums and accessories. This business has been developed over the past five years through the acquisitions of American Music Group, Music & Arts Center and a number of smaller acquisitions. We face the normal challenges of any acquisition, such as integration of personnel and systems as well as the need to learn, understand and further develop this business. As this segment of our business grows, our need to understand this business and operate it profitably becomes increasingly important to our consolidated results of operations. A key component of the growth strategy of our Music & Arts Center business is the acquisition of complementary businesses. We believe that a critical element in allowing us to effectively pursue this strategy is the development and implementation of information systems that will enable the efficient and effective integration of existing and newly-acquired businesses. These systems are critical in operating and controlling significant business processes, including sales, rentals, store operations, inventory levels, purchase order management, special orders and other transactions. Our current systems are in an early stage of development and will require significant additional resources to develop and implement. Failure to execute on the requirements and initiatives described above could have a material adverse effect or our results of operations and prospects, could result in a poor or no return on our investments in this business and potentially require us to recognize an impairment in the significant amount of goodwill recorded in our acquisitions.

Our Music & Arts Center business is dependent on state and local funding of primary and secondary schools, and decreases in funding could adversely affect our Music & Arts Center business.

Our Music & Arts Center business derives the majority of its revenue from sales or services to music students enrolled in primary and secondary schools. Any decrease in the state and local funding of such music programs could have a material adverse effect on our Music & Arts Center business and its results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, and as a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we must continue to incur significant expenses and devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, and our business and operating results could be harmed.

We completed the acquisition of Music & Arts Center, Inc. in April 2005. Our Music & Arts Center business is not required to comply with the provisions of Section 404 until December 31, 2006. We are in the process of implementing an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur significant expenses and to devote significant management resources to Section 404 compliance for our Music & Arts Center business during 2006. Even after incurring these expenses, we cannot be assured that our Music & Arts Center business will be able to attain Section 404 compliance. If we are unable to develop, implement and test internal controls and systems that will enable our Music & Arts Center business to attain Section 404 compliance on a timely basis, our business and operating results could be harmed and stockholders could lose confidence in our financial reporting which could have a negative market reaction.

Our retail operations are concentrated in California, which ties our financial performance to events in that state.

As of December 31, 2005, our corporate headquarters as well as 24 of our 161 Guitar Center stores were located in California. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

We may be adversely impacted if our security measures fail.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. We primarily rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank and we are subject to the customer privacy standards of credit card companies. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect our customers’ personal information, and such breaches could lead to loss of confidence of customers or significant fines from credit card companies or regulatory agencies. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. There is no assurance that we can prevent security breaches or systems failures.

We depend on key personnel including our senior management who are important to the success of our business.

Our success depends to a significant extent on the services of members of our senior management. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. Historically, we have promoted employees from within our organization to fill senior operations, sales and store management positions. In order to achieve our growth plans, we depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

Economic conditions or changing consumer preferences could adversely impact us.

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

If our products contain defects, our business could be harmed significantly.

Products that we develop or sell may expose us to liability from claims by users of those products for damages, including bodily injury or property damage. This risk is expected to increase as we use the capabilities of our Guitar Center and Musician’s Friend distribution centers to increase the private label and other proprietary products that we offer. Many of these products are manufactured by small companies located overseas. We currently maintain products liability insurance coverage in amounts that we believe are adequate. However, there can be no assurance that we will be able to maintain adequate coverage or obtain additional coverage on acceptable terms in the future, or that insurance will provide adequate coverage against all potential claims. Liability from claims of users of our products could result in damage to our reputation and sales, and our failure to maintain adequate products liability insurance could adversely impact our financial condition.

We may need to change the manner in which we conduct our business if government regulation or taxation imposes additional costs and adversely affects our financial results.

The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the direct response industry could adversely affect the manner in which we currently conduct our e-commerce and catalog business and the results of operations of that unit. For example, laws and enforcement practices related to the taxation of catalog, telephone and online commercial activity, including the collection of sales tax on direct response sales, remain in flux. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, consumer privacy, sales-based and other taxation of e-commerce transactions and the like are interpreted and enforced. Any adverse change in any of these laws or in the enforcement, interpretation or scope of existing laws could have a material adverse effect on our results of operations, financial condition or prospects.

We face risks created by litigation, governmental proceedings, labor disputes or environmental matters.

Historically, we have been involved in a variety of lawsuits. Current and future litigation that we may face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome, and an unfavorable resolution could have a material adverse effect on our business, financial condition and results of operations. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of our normal business operations.

Our hardware and software systems are vital to the efficient operation of our retail stores and direct response business, and damage to these systems could harm our business.

We rely on our computer hardware and software systems for the efficient operation of our retail stores and direct response business. Our information systems provide our management with real-time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including earthquake, fire, flood and other natural disasters and power loss, computer systems failure, or security breaches, Internet and telecommunications or data network failure.

A significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information were unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales.

Any failure by us to maintain compliance with credit facility covenants could have a material adverse impact on our business.

A significant decrease in our operating results could adversely affect our ability to maintain compliance with required covenants under our credit facility. If these covenants are not complied with, our lenders will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any, or may limit future borrowings under the credit facility. The most likely result would require us to renegotiate certain terms of the credit agreement, obtain a waiver from the lenders, or obtain a new credit agreement with another group of lenders, which may contain different terms or may not be available at all. A failure to maintain, renegotiate or replace our credit facility could materially impact our liquidity.

The expensing of stock options will reduce our future reported earnings.

The FASB has recently issued new accounting standards requiring all publicly traded companies to begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States and do not include compensation expense related to stock options in our reported earnings in the financial statements. We have adopted FAS 123R using the modified prospective method beginning January 1, 2006. The new standards may have the effect of reducing our reported earnings in our financial statements, which may lead to a negative market reaction.

The volatility of our stock price could affect the value of an investment in our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our corporate offices of approximately 69,600 square feet, which are located at 5795 Lindero Canyon Road, Westlake Village, California. The lease for this property expires in April 2009. On September 28, 2005 we purchased the property located adjacent to our current corporate offices to provide growth space for our corporate staff. The property consists of three buildings that have an aggregate of approximately 96,000 square feet. The distribution center for our Guitar Center stores is located in a leased facility in the Indianapolis, Indiana area. We are in the process of expanding this facility from 505,000 square feet to approximately 713,000 square feet. We presently anticipate this expansion to be completed in 2006. On November 2, 2005, we entered into an amendment to the lease for this facility that extends the term of the lease for a period of 12 years from the substantial completion of construction of the expansion to the facility.

Our direct response business is headquartered in a facility of 45,000 square feet that we own located at 931 Chevy Way, Medford, Oregon. We lease approximately 25,500 square feet of office space in Salt Lake City, Utah, for our direct response customer contact center facility. This lease expires in December 2008. We lease facilities of approximately 241,000 square feet and 110,000 square feet for use as a central distribution center for our direct response division in Kansas City, Missouri. This lease expires in June 2007 and we are currently in the advanced planning stages of exploring opportunities to replace these facilities and significantly expand our distribution capabilities.

Our Music & Arts Center business is headquartered in a leased facility located at 4626 Wedgewood Blvd., Frederick, Maryland. The lease for this property expires in December 2012. We also lease a distribution facility of approximately 60,000 square feet in Frederick, Maryland and call center facilities of approximately 5,000 aggregate square feet in Liverpool, New York and Horsham, Pennsylvania. The leases for these facilities expire in January 2009 and September 2010, respectively.

In connection with our retail business, as of December 31, 2005, we leased approximately 2,404,000 square feet for our 161 Guitar Center stores and approximately 332,000 square feet for our 81 Music & Arts Center stores. The initial lease terms for our retail stores typically range from 10-15 years and allow us to renew for two additional five-year terms. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

Store Locations

The table below sets forth information concerning our Guitar Center and Music & Arts Center retail stores as of December 31, 2005:

Store	Year Opened	Gross Square Feet	Status
Guitar Center Stores
Alabama
Mobile	2004	11,200	Lease
Birmingham	2005	15,900	Lease
Montgomery (1)	2006	13,500	Lease
Arizona
Phoenix	1997	13,600	Lease
Tempe	1997	14,500	Lease
Tucson	2001	15,000	Lease
Scottsdale	2003	17,500	Lease
Arkansas
Little Rock	2002	8,700	Lease
Southern California
Hollywood	1964	30,600	Own
San Diego	1973	15,100	Lease
Fountain Valley	1980	16,800	Lease
Sherman Oaks	1982	18,700	Lease
Covina	1985	15,400	Lease
Southbay	1985	14,500	Lease
San Bernardino	1993	15,000	Lease
Brea	1995	14,900	Lease
San Marcos	1996	14,700	Lease
Rancho Cucamonga	1999	15,000	Lease
El Toro	1999	16,300	Lease
Oxnard	2000	14,000	Lease
Bakersfield	2000	8,000	Lease
Palmdale	2001	12,000	Lease
Pasadena	2002	19,400	Lease
Cerritos	2003	15,400	Lease
Northridge	2005	15,100	Lease
Murrieta (1)	2006	15,000	Lease
Northern California
San Francisco	1972	30,400	Lease
San Jose (2)	1978	31,200	Lease
El Cerrito (3)	1983	12,000	Lease
Concord	1996	15,800	Lease
Fresno	2000	15,500	Lease
Sacramento	2000	15,800	Lease
Modesto	2001	9,000	Lease
Gilroy (1)	2006	10,200	Lease
Colorado
Denver	1998	16,800	Lease
Englewood	1998	16,800	Lease
Arvada	1999	15,700	Lease
Colorado Springs	2002	8,600	Lease
Pueblo	2005	5,400	Lease
Connecticut
Manchester	1999	16,000	Lease
Orange	2002	15,400	Lease
Florida
North Miami area	1996	20,900	Lease
South Miami area	1996	17,200	Lease
West Palm Beach	2001	15,200	Lease
Orlando	2002	15,300	Lease
Lakeland	2003	12,800	Lease
Tampa	2003	15,000	Lease
Ft. Myers	2004	13,300	Lease
Orlando	2005	15,000	Lease
Jacksonville	2005	15,000	Lease
Tallahassee	2005	8,300	Lease
Pensacola	2005	9,600	Lease
Clearwater (1)	2006	15,000	Lease
Georgia
Atlanta	1997	23,600	Own
Marietta	1997	22,800	Lease
Lawrenceville	2004	16,200	Lease
Idaho
Boise	2001	10,800	Lease
Illinois
South Chicago	1979	13,800	Lease
North Chicago	1981	11,000	Lease
Central Chicago	1988	20,500	Lease
Villa Park	1996	15,000	Lease

Highland Park	2001	15,200	Lease
Peoria	2004	10,200	Lease
Naperville	2004	15,000	Lease
Rockford (1)	2006	10,000	Lease
Country Club Hills (1)	2006	15,000	Lease
Algonquin (1)	2006	12,000	Lease
Joliet (1)	2006	8,300	Lease
Indiana
Indianapolis	2001	15,600	Lease
Hobart	2003	12,000	Lease
South Bend	2004	8,000	Lease
Ft. Wayne	2005	14,000	Lease
Terre Haute (1)	2006	5,500	Lease
Evansville (1)	2006	10,000	Lease
Greenwood (1)	2006	15,000	Lease
Iowa
Des Moines	2005	10,100	Lease
Kansas
Wichita	2005	10,000	Lease
Overland Park	2005	15,000	Lease
Louisiana
New Orleans	1999	19,700	Lease
Baton Rouge	2004	10,200	Lease
Maine
Portland (1)	2006	12,200	Lease
Maryland
Towson	1998	14,600	Lease
Rockville (4)	2000	24,000	Lease
Glen Burnie	2004	15,300	Lease
Massachusetts
Boston	1994	12,600	Lease
Danvers	1996	14,600	Lease
Natick	1997	15,100	Lease
N. Attleboro	1998	16,800	Lease
Millbury (1)	2006	11,500	Lease
Michigan
Detroit	1994	16,500	Lease
Southfield	1996	18,800	Lease
Canton	1998	16,800	Lease
Grand Rapids	2002	11,400	Lease
Saginaw	2003	13,900	Lease
Kalamazoo	2004	12,700	Lease
Flint	2005	10,000	Lease
Allen Park (1)	2006	17,000	Lease
Minnesota
Twin Cities	1988	15,000	Lease
Edina	1997	15,700	Lease
Mississippi
Jackson	2005	9,400	Lease
Missouri
N. St. Louis	1999	15,700	Lease
Bridgeton	1999	15,000	Lease
Independence	2005	15,400	Lease
Nebraska
Lincoln (1)	2006	8,600	Lease
Nevada
Las Vegas	1998	20,000	Lease
Summerlin	2005	14,900	Lease
New Hampshire
Nashua	2004	10,200	Lease
New Jersey
Springfield	1998	20,000	Lease
E. Brunswick	1998	20,000	Lease
Totowa	1999	15,600	Lease
Paramus	1999	14,100	Lease
Cherry Hill	2001	15,800	Lease
Atlantic City	2002	10,300	Lease
New Mexico
Albuquerque	2004	11,600	Lease
New York
Carle Place	1998	22,800	Lease
Queens	1999	19,000	Lease
Larchmont	1999	15,300	Lease
Commack	2000	16,000	Lease
Buffalo	2000	15,000	Lease
Rochester	2001	15,300	Lease
Albany	2003	14,000	Lease
Manhattan	2003	30,000	Lease
Syracuse	2005	16,000	Lease
Brooklyn	2005	22,800	Lease
North Carolina
Charlotte	2002	15,200	Lease
Raleigh	2002	15,900	Lease
Durham (1)	2006	15,000	Lease
Ohio
Cleveland	1997	15,600	Lease
Mayfield Heights	1998	15,400	Lease
Cincinnati	1998	18,500	Lease
Columbus	2002	17,600	Lease
Toledo	2004	11,900	Lease
Akron	2005	10,500	Lease
Youngstown	2005	10,000	Lease
Oklahoma
Oklahoma City	2000	15,200	Lease
Tulsa	2005	14,200	Lease
Oregon

Medford	1987	11,900	Lease
Eugene	1996	10,000	Lease
Clackamas	2000	15,600	Lease
Beaverton	2000	15,300	Lease
Pennsylvania
Philadelphia	2000	15,200	Lease
Plymouth Meeting	2001	14,900	Lease
Monroeville	2001	14,000	Lease
Harrisburg	2003	10,200	Lease
Pittsburgh	2005	15,800	Lease
Rhode Island
Warwick	2003	14,000	Lease
South Carolina
Greenville	2005	9,500	Lease
Charleston	2005	9,400	Lease
Tennessee
Knoxville	1998	15,000	Lease
Memphis	2003	15,500	Lease
Nashville	2003	20,000	Lease
Chattanooga	2005	10,300	Lease
Texas
Dallas	1989	18,400	Lease
Arlington	1991	19,200	Lease
South Houston	1993	14,700	Lease
North Houston	1994	14,700	Lease
Central Dallas	1998	17,800	Lease
Clearlake	1998	15,000	Lease
Austin	2000	15,200	Lease
Plano	2000	15,500	Lease
Corpus Christi	2002	10,500	Lease
Ft. Worth	2004	12,500	Lease
South Austin	2005	13,400	Lease
El Paso (1)	2006	17,000	Lease
Lubbock (1)	2006	9,600	Lease
Utah
Salt Lake City	1998	15,000	Lease
Ogden	2002	7,500	Lease
Virginia
Fairfax	1999	15,600	Lease
Seven Corners	1999	15,400	Lease
Virginia Beach	2000	16,000	Lease
Fredericksburg	2003	9,400	Lease
Richmond	2003	13,700	Lease
Washington
Tukwila	1997	18,000	Lease
Kirkland	1997	20,200	Lease
Seattle	1997	18,300	Lease
Lynnwood	1998	14,000	Lease
Tacoma	2001	15,600	Lease
Spokane	2001	12,800	Lease
Wisconsin
Brookfield	2004	15,000	Lease
Madison (1)	2006	11,500	Lease
Appleton (1)	2006	10,000	Lease
Music & Arts Center
Arizona
Phoenix	1987	6,000	Lease
Mesa	1995	4,100	Lease
Tucson	2004	1,600	Lease
North Tucson	2005	3,600	Lease
Colorado
Englewood	2000	4,000	Lease
Loveland	2001	1,300	Lease
Littleton	2002	3,500	Lease
Westminster	2002	3,800	Lease
Connecticut
East Hartford	1993	6,100	Lease
Avon	2002	2,100	Lease
Vernon	2003	2,700	Lease
West Hartford	2003	3,000	Lease
Waterford	2005	2,600	Lease
Delaware
Wilmington	2000	3,000	Lease
Florida
Longwood	1986	4,600	Lease
Jupiter	1995	2,500	Lease
Jacksonville	2002	1,600	Lease
Georgia
North Fulton	1996	3,800	Lease
Lawrenceville	1997	5,000	Lease
Snellville	1997	3,500	Lease
Peachtree	2001	2,700	Lease
Valdosta	2002	10,000	Lease
Albany	2002	7,200	Lease
East Cobb	2004	2,700	Lease
Illinois
Naperville	2003	6,000	Lease
Itasca (5)	2004	5,100	Lease
Massachusetts
Norwood	1980	6,200	Lease
Greenfield	1982	7,200	Lease
Maryland
Bel Air	1993	1,900	Lease
Ellicott City	1994	4,200	Lease
Rockville	1994	3,000	Lease
Frederick	1996	3,500	Lease

Germantown	1997	3,200	Lease
Timonium	1997	3,300	Lease
Severna Park	1998	2,600	Lease
South Howard	1999	2,700	Lease
Hagerstown	2001	4,500	Lease
Bowie	2004	3,300	Lease
Maine
West Falmouth	1973	4,700	Lease
North Carolina
Burlington	2001	5,900	Lease
Cary	2003	2,800	Lease
Huntersville	2003	2,400	Lease
North Charlotte	2003	2,100	Lease
Charlotte	2005	3,500	Lease
New Hampshire
Manchester	2004	11,400	Lease
New Jersey
Pennsauken	2000	6,000	Lease
Marlton	2003	2,000	Lease
Princeton	2003	3,000	Lease
Nevada
Henderson	2002	4,800	Lease
Summerlin	2005	4,000	Lease
New York
Syracuse	1970	6,100	Lease
Pittsford	1975	7,200	Lease
New York Mills	1999	4,600	Lease
Pennsylvania
Lancaster	1993	5,600	Lease
Plymouth Meeting	1994	3,100	Lease
Horsham (6)	1998	4,000	Lease
Exton	2000	3,500	Lease
Doylestown	2004	3,600	Lease
Newton Square	2004	3,200	Lease
South Carolina
Columbia	1999	6,400	Lease
Spartanburg	2002	3,600	Lease
Charleston	2004	2,000	Lease
Tennessee
Murfreesbro	1993	5,000	Lease
Cool Springs	2001	3,800	Lease
Hendersonville	2002	3,200	Lease
Texas
Houston	2003	8,800	Lease
Virginia
Springfield	1989	3,000	Lease
Richmond	1990	5,000	Lease
Oakton	1991	3,000	Lease
Midlothian	1994	1,300	Lease
Virginia Beach	1995	4,000	Lease
Manassas	1997	3,300	Lease
McLean	1997	1,600	Lease
Kempsville	1998	2,600	Lease
Sterling	1998	2,800	Lease
Yorktown	1998	3,400	Lease
Woodbridge	1999	3,400	Lease
Chesapeake	2000	3,600	Lease
Baileys	2001	3,000	Lease
Burke	2002	2,000	Lease
Charlottesville	2002	2,400	Lease

(1)          We have signed leases for these locations and presently expect each to open in 2006.

(2)          Represents stores relocated in 2005.

(3)          Excludes 10,000 square feet consisting of a basement warehouse space.

(4)          Excludes 24,000 square feet consisting of a basement warehouse space.

(5)          Excludes 20,600 square feet consisting of warehouse space.

(6)          Excludes 13,500 square feet consisting of warehouse space.

Item 3. LEGAL PROCEEDINGS

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, L.L.C. to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys fees. Service relating to the complaint was made on us on January 12, 2006 and a responsive pleading is due in March 2006.

While we believe this lawsuit is without merit and intend to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of this lawsuit if it is not settled. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend this lawsuit could adversely impact our financial condition.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin. The lawsuit, which was filed by a Minnesota corporation, alleged breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores. Among other things, the lawsuit alleged that we breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and sought approximately $4.5 million of damages and attorneys’ fees. We reached a settlement in this matter during a mediation held on January 16, 2006.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California. Among other things, the lawsuits alleged that we improperly failed to document and enforce break-time and lunch-time periods for such employees and sought an unspecified amount of damages, penalties and attorneys’ fees.

On December 15, 2005 we reached preliminary agreement to settle these two purported class action lawsuits. Under the terms of the proposed settlement, which is subject to final documentation and court approval, we will make cash payments of up to $3.5 million to fully resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees and the costs of a third-party administrator.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ National Market under the symbol “GTRC.” The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2005		2004
	High	Low	High	Low
First Quarter	$60.58	$50.84	$37.14	$30.49
Second Quarter	62.06	47.17	46.46	36.04
Third Quarter	65.00	53.88	45.91	40.02
Fourth Quarter	62.20	48.20	53.37	43.04

As of December 31, 2005, there were 500 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

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

Item 6. SELECTED FINANCIAL DATA

The selected data presented below under the captions “Income Statement Data” and “Balance Sheet and Other Data” for, and as of the end of, each of the years in the five-year periods ended December 31, 2005, are derived from the consolidated financial statements of Guitar Center, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the report thereon, are included elsewhere in this annual report. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and operating data)
Income Statement Data:
Net sales	$1,782,499	$1,513,172	$1,275,059	$1,100,889	$949,284
Cost of goods sold	1,262,097	1,087,899	931,014	810,474	702,310
Gross profit	520,402	425,273	344,045	290,415	246,974
Selling, general and administrative expenses	388,380	317,585	271,996	236,537	200,748
Operating income	132,022	107,688	72,049	53,878	46,226
Other expense:
Other expense	—	—	—	—	3,539
Interest expense, net	7,339	5,390	12,540	13,077	13,411
Total other expense	7,339	5,390	12,540	13,077	16,950
Income before income taxes	124,683	102,298	59,509	40,801	29,276
Income taxes	48,005	38,873	22,649	15,545	12,243
Net income	$76,678	$63,425	$36,860	$25,256	$17,033
Net income per share (diluted)	$2.67	$2.29	$1.47	$1.09	$0.75
Diluted Weighted average shares outstanding (1)	29,846	28,976	26,119	23,130	22,700
Operating Data:
Guitar Center net sales per gross square foot (2)	$599	$585	$560	$546	$537
Net sales growth	17.8%	18.7%	15.8%	16.0%	19.4%
Increase in Guitar Center comparable store sales (3)	5.8%	9.7%	6.9%	6.5%	5.5%
Guitar Center stores open at end of period	161	136	122	108	96
Ratio of earnings to fixed charges (4)	6.5x	6.6x	3.5x	2.8x	2.4x
Net cash provided by operating activities (thousands)	$65,710	$85,506	$58,005	$12,248	$16,511
EBITDA (thousands) (5)	$161,022	$129,992	$92,669	$70,738	$57,693
Balance Sheet and Other Data:
Net working capital	$287,098	$269,859	$198,713	$110,825	$90,113
Property and equipment, net	149,209	97,349	93,347	89,702	81,056
Total assets	780,190	574,593	460,871	452,399	404,684
Total long-term and revolving debt (including current portion)	132,266	100,000	100,000	149,590	144,466
Stockholders’ equity	404,817	306,682	214,171	154,928	123,868
Capital expenditures	75,493	26,151	24,245	26,309	24,697

(1)    Weighted average shares represents shares calculated on a diluted basis. For the years ended December 31, 2005 and 2004, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting under which the after-tax interest expense, including amortization of deferred financing costs, for the year is added back to net income. For the year ended December 31, 2003, 1.6 million shares of common stock were deemed to be potential common stock and are included in the calculation of earnings per share representing the weighted average shares issuable upon the conversion of the 4% Senior Convertible Notes for the period of June 16, 2003, the issuance date of the Notes, to December 31, 2003, under the “if-converted” method. The diluted earnings per share for 2003 has been restated to conform to EITF 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.

(2)    Net sales per gross square foot is a measure of sales efficiency based on square footage. This calculation is presented for Guitar Center retail stores only, excluding Music & Arts Center retail stores, and does not include new stores opened during the reporting period.

(3)    Compares net sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the latter reporting period. All references in this annual report to comparable store sales results are based on this calculation methodology. This calculation is presented for Guitar Center retail stores only, excluding Music & Arts Center retail stores.

(4)    For the purpose of calculating the ratio of earnings to fixed charges, “earnings” represents income before provision for income taxes and fixed charges. “Fixed charges” consist of interest expense, amortization of debt financing costs, and one third of lease expense, which management believes is representative of the interest component of lease expense.

(5)    Represents net income before interest expense, income taxes, and depreciation and amortization expense. The reconciliation from reported net income to EBITDA is as follows:

EBITDA	2005	2004	2003	2002	2001
Net income as reported	$76,678	$63,425	$36,860	$25,256	$17,033
Income taxes	48,005	38,873	22,649	15,545	12,243
Interest expense	7,339	5,390	12,540	13,077	13,411
Depreciation and amortization	29,000	22,304	20,620	16,860	15,006
EBITDA	$161,022	$129,992	$92,669	$70,738	$57,693

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2005, our retail store subsidiary operated 161 Guitar Center stores across the United States, with 126 stores in 50 primary markets, 34 stores in secondary markets and one tertiary market store. In addition, as of December 31, 2005, our Music & Arts Center division operated 81 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

In 2005, we opened a total of 25 Guitar Center stores, including 12 primary market stores, 12 secondary market stores and one tertiary market store. We presently expect to open approximately 35 to 40 additional Guitar Center stores in 2006, including eight to 10 primary market stores, 25 to 28 secondary market stores and two tertiary market stores.

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

From 2001 to 2005, our net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 21% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts Center brand names. Our retail stores achieved comparable store sales growth of 5.4%, 9.4%, and 7.0% for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

Executive Summary

Consolidated net sales in 2005 increased 17.8% to $1.8 billion from $1.5 billion in 2004. Consolidated net income in 2005 increased 20.9% to $76.7 million, or $2.67 per diluted share, from $63.4 million, or $2.29 per diluted share, in 2004.

During 2005, our Guitar Center stores generated 5.8% comparable store sales growth and an increase of 13.2% in total net sales compared to 2004. Sales from new stores totaled $85.3 million and represented 55.9% of the overall increase in sales. We opened 25 new Guitar Center stores in 2005.

Musician’s Friend, our direct response unit, generated an increase in net sales of 17.3% in 2005 compared to 2004. Within the overall sales increase for direct response, our web-based sales grew at a rate of 27.3% in 2005, reflecting an increased consumer preference in using the web to place orders. Our initial order fill rate improved to 93.3% in 2005 from 92.3% in 2004. Initial order fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that customer. Gross profit margins decreased by 2.5% of net sales due primarily to increased online competition leading, in particular, to expanded free freight offers in 2005. We are also spending more on internet search engine advertising in order to drive more traffic to our site.

We completed our acquisition on April 15, 2005 of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. At the time of acquisition, Music & Arts Center, Inc. operated 61 retail locations primarily located in the Northeast, Mid-Atlantic and Southern regions of the United States. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name.

Financial results prior to April 15, 2005 for our Music & Arts Center business reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the year are computed using the combined comparable sales of Music & Arts Center, Inc., and American Music stores. Primarily as a result of this acquisition, the net sales for the Music & Arts Center business increased from $40.4 million in 2004 to $103.1 million in 2005. Comparable sales for the year decreased 0.3% which is inclusive of a decrease of 16.1% at the American Music locations, offset by a 9.6% increase in comparable sales at the Music & Arts Center locations. Comparable sales decreased at American Music principally due to the reduction in low margin institutional sales which is not part of our ongoing Music & Arts Center strategy. We saw gross margin expand to 41.8% for the year ended December 31, 2005 compared to 34.8% for the same period in 2004. This margin expansion is principally due to improved product mix and better pricing under the Music & Arts Center business and elimination of the institutional sales.

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

Valuation of Inventory

We value our merchandise inventory at the lower of cost using the weighted average method or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to inventory and to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangibles with indefinite lives that are not amortized are required to be reviewed for impairment on an annual basis, or more frequently when triggering events occur. Factors we consider important, which could trigger impairment, include, among other things:

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. Music & Arts Center customers have 14 business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from estimate, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $10.1 million, $6.4 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserve against rebates receivable is determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $30.6 million, $20.9 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We earned and recognized vendor rebates of $28.3 million, $23.2 million and $17.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. None of these credits are recorded as revenue.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Fiscal Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	29.2	28.1	27.0
Selling, general and administrative expenses	21.8	21.0	21.3
Operating income	7.4	7.1	5.7
Interest expense, net	0.4	0.3	1.0
Income before income taxes	7.0	6.8	4.7
Income taxes	2.7	2.6	1.8
Net income	4.3%	4.2%	2.9%

Fiscal 2005 Compared to Fiscal 2004

Net sales for the year ended December 31, 2005 increased 17.8% to $1.8 billion, compared with $1.5 billion in 2004.

Net sales from Guitar Center stores for fiscal 2005 totaled $1.3 billion, a 13.2% increase from $1.2 billion in fiscal 2004. Net sales from new stores contributed $85.3 million and represented 55.9% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 5.8%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

The financial information of the Music & Arts Center division for the year ended December 31, 2005 includes the results of American Music for the entire year and Music & Arts Center from the time of its acquisition on April 15, 2005 through December 31, 2005, while the 2004 results include only American Music. However, comparable store sales for the year ended December 31, 2005 is computed using the comparable store sales of American Music stores for the year ended December 31, 2005 combined with comparable store sales for the Music & Arts Center, Inc. stores for the period from April 15, 2005 through December 31, 2005. Net sales from Music & Arts Center for 2005 totaled $103.1 million compared to $40.4 million in 2004. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. Comparable sales for only American Music locations decreased 16.1%, while comparable sales for only

Music & Arts Center locations, increased 9.6%, resulting in the combined comparable sales decrease of 0.3%. Comparable sales decreased at American Music principally due to the reduction in low margin institutional sales which is not part of our ongoing Music & Arts Center strategy.

Net sales from the direct response channel totaled $365.1 million in 2005, a $53.8 million, or 17.3%, increase from 2004. The increase primarily reflects the benefits from increased advertising, free freight incentives and improved leveraging of an expanding buyer file offset somewhat by competitors’ expanded free shipping programs and increased competition. We continued to face increased competition. We expect this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue for the foreseeable future. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 4.8% to $145.2 million in 2005 from $138.5 million in 2004. Internet sales from orders placed via the Musician’s Friend, Giardinelli and affiliate web sites increased 27.3% to $219.9 million in 2005 from $172.8 million in 2004. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions and that the web site includes a more complete inventory presentation than our catalogs.

Gross profit for the year ended December 31, 2005 compared to 2004 increased 22.4% to $520.4 million from $425.3 million. Gross profit as a percentage of net sales for the year ended December 31, 2005 compared to 2004 increased to 29.2% from 28.1%.

Gross profit as a percentage of net sales for the Guitar Center stores was 28.0% compared with 26.7% for each of the years ended December 31, 2005 and 2004. The increase is due to higher selling margin of 1.2% and reduced freight of 0.1%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

The gross profit margin for the Music & Arts Center division was 41.8% for the year ended December 31, 2005 compared to 34.8% for the same period in 2004. The increase in gross profit margin is due to higher selling margin 9.6% and reduced freight 0.4%, offset by increased shrink 1.4% and higher occupancy costs 1.0%. During the second quarter of 2005, we recorded a charge of $588,000 to cost of sales, or 0.6% of sales, for the Music & Arts Center division, reflecting a reduction of the value of certain inventories previously in our American Music assortment that we discontinued upon the acquisition of Music & Arts Center, Inc. Otherwise the improved selling margin was driven by a change in product mix and better pricing under the Music & Arts Center business as compared to the American Music business in 2004. We discontinued our low margin institutional sales which are not part of our ongoing Music & Arts Center strategy.

Gross profit margin for the direct response division was 29.8% for the year ended December 31, 2005 compared to 32.3% for the same period in 2004. The 2005 selling margin was significantly impacted by expanded free freight offers made during the year in response to the increased competition and due to lower selling margin driven by increased online competition.

Selling, general and administrative expenses for 2005 increased 22.3% to $388.4 million from $317.6 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses for 2005 increased to 21.8% from 21.0% in 2004.

Selling, general and administrative expenses as a percentage of sales for the Guitar Center stores for 2005 decreased to 19.9% from 20.2% in fiscal 2004. The decrease is primarily due to leveraging of our advertising spend 0.3% and payroll costs 0.2%, reduced bad debt 0.1%, offset by higher legal and settlement costs associated with the settlement of a California wage and hour class action lawsuit 0.2% and higher rent costs associated with the termination of two equipment leases 0.1%.

Selling, general and administrative expenses for Music & Arts Center were 47.9% of sales for 2005 compared to 46.2% for the same period in 2004. Excluding acquisition related charges of $2.9 million, selling, general and administrative expenses were 45.1% of sales for 2005 compared to 46.2% for the same period in 2004. The charge of $2.9 million represents the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts Center corporate office in Maryland. The decrease is due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center and American Music. The reductions as a percentage of sales were in payroll 2.2%, travel costs 1.2%, supplies 0.4%, computer maintenance 0.3% and insurance 0.4%, offset by higher advertising 1.8%, amortization of intangibles 0.7%, depreciation 0.4%, credit card expense 0.3%, and consulting fees 0.2% .

Selling, general and administrative expenses for the direct response division were 21.2% of sales for 2005 compared to 20.7% for the same period in 2004. The increase was driven by advertising expense related to programs to increase web traffic 1.2%, offset by reduced credit card expense 0.1%, reduced bad debt expense 0.1%, leveraging of payroll 0.3% and insurance costs 0.1%, and lower consulting fees 0.1%.

Operating income increased 22.6% to $132.0 million in 2005 from $107.7 million in 2004. This increase reflects the strong performance of the Guitar Center stores in 2005, with increased sales of 13.2%, increased gross profit as a percentage of sales of 1.3%, and leveraging of selling, general and administrative expenses as a percentage of sales by 0.3%, when compared to 2004. This was offset by a decline in the direct response operating income of $4.7 million, or down 13.0%, from 2005 compared to 2004. We experienced increased competition in our direct response unit, resulting in lower selling margins and higher marketing and advertising costs. The direct response unit gross profit as a percentage of sales decreased 2.5% while selling general and administrative expenses as a percentage of sales increased 0.5% for 2005 compared to 2004. Music & Arts Center operating loss as a percentage of sales improved from negative 11.4% of sales in 2004 to negative 6.1% of sales in 2005. Excluding acquisition related charges, Music & Arts Center operating loss as a percentage of sales was negative 2.7% of sales in 2005.

Interest expense, net for 2005 increased to $7.3 million from $5.4 million in 2004. The increase is primarily due to interest on borrowings related to the acquisition of Music & Arts Center, Inc., increased inventory levels at our Guitar Center retail stores and purchases of a corporate office building and other property and equipment.

For the year ended December 31, 2005, a $48.0 million provision for income taxes was recorded compared to $38.9 million for the same period in 2004, based on effective tax rates of approximately 38.5% and 38.0%, respectively. There was a change in the effective tax rate as a result of higher blended state income tax rates as well as $0.5 million in non-deductible costs associated with our California wage and hour class action settlement.

Net income for 2005 increased to $76.7 million from $63.4 million in 2004 as a result of the combinations of factors described above.

Fiscal 2004 Compared to Fiscal 2003

Net sales for the year ended December 31, 2004 increased 18.7% to $1.5 billion, compared with $1.3 billion last year.

Net sales from Guitar Center stores for fiscal 2004 totaled $1.162 billion, an 18.6% increase from $979.0 million in fiscal 2003. Sales from new stores contributed $87.8 million and represented 48.1% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 9.8%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. The increase in comparable store sales was due to positive response to our advertising and marketing strategy for our Guitar Center stores. Total advertising and marketing expense increased from $28.5 million to $33.5 million in 2004. Net sales from American Music for 2004 totaled $40.4 million, a 5.7% increase from $38.2 million in 2003. Comparable American Music sales for 2005 increased 1.0%.

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

Gross profit for the year ended December 31, 2004 compared to 2003 increased 23.6% to $425.3 million from $344.0 million. Gross profit as a percentage of net sales for the year ended December 31, 2004 compared to 2003 increased to 28.1% from 27.0%. Gross profit as a percentage of net sales for the Guitar Center stores was 26.7% compared with 25.3% for the year ended December 31, 2004 and 2003. The increase is due to higher selling margin 1.2%, leveraged occupancy costs 0.2% due to the strong comparable store sales increase, and lower inventory shrink 0.1%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin. The gross profit margin for American Music was 34.8% compared to 35.7% for the same period last year. The decrease is due to lower selling margin 0.9% and an increase in occupancy costs 0.4%, partially offset by a decrease in inventory shrink 0.2% and freight costs 0.2%. The gross profit margin for the direct response division was 32.3% for 2004 compared to 32.1% in 2003. The increase is due to higher selling margin 0.1% and reduction in inventory shrink 0.1%.

Selling, general and administrative expenses for 2004 increased 16.8% to $317.6 million from $272.0 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses for 2004 decreased to 21.0% from 21.3% in 2003. The overall increase is due to the operation of 136 Guitar Center stores in 2004 compared to 122 Guitar Center stores in 2003. Selling, general and administrative expenses as a percentage of sales for the Guitar Center stores were 20.2% for both December 31, 2004 and 2003. The unchanged percentage reflects reduced general insurance 0.1% and lower computer repairs and maintenance 0.1%, offset by an increase in bonus costs 0.2%. Selling, general and administrative expenses for American Music were 46.2% of sales compared to 48.0% last year. The decrease is primarily due to decreased advertising expense 1.8%, bad debt expense 0.7%, and medical insurance 0.6%, partially offset by increases in depreciation and amortization 0.5% and salary costs 0.6%.

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

Operating income increased 49.5% to $107.7 million from $72.0 million in 2004. This increase reflects the performance of the Guitar Center and Musician’s Friend businesses at or above expected levels, offset somewhat by continued spending on systems and infrastructure build out and merchandising and operational challenges at American Music resulting in an operating loss of approximately $4.6 million for this segment for the year ended December 31, 2004.

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

Liquidity and Capital Resources

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2005:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term obligations (1)	$132,266	$32,266	$100,000	$—	$—
Operating lease obligations (2)	252,878	44,457	79,654	55,858	72,909
Total	$385,144	$76,723	$179,654	$55,858	$72,909

(1)          Long-term debt consists of the $100 million principal amount of 4% Senior Convertible Notes due in 2013 and $32.3 million of revolving line of credit. In July 2008 and July 2010, holders may at their election require us to purchase all of the notes at 100% of the principal amount, plus any accrued interest, including contingent interest.

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

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see Item 1A. “Risk Factors” for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of December 31, 2005, we had $32.3 million in borrowings under our credit facility and had available borrowings of $75.6 million (net of $7.1 million of outstanding letters of credit).

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (7.25% at December 31, 2005) plus applicable prime margin, or London Interbank Offered Rate or LIBOR (twelve month rate at December 31, 2005 was 4.8%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2010.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013. The convertible notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the convertible notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of December 31, 2005, the convertible notes were convertible for the current quarterly conversion period. The convertible notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the convertible notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest. The indenture governing the convertible notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree. Subject to limited cure periods, the holders of the convertible notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, if we fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

For the years ended December 31, 2005, 2004 and 2003, $1.0 million, $1.0 million and $0.9 million of amortization of deferred financing fees was included in interest expense. Capitalized deferred financing fees at December 31, 2005 and 2004 were $2.5 million and $3.6 million and related accumulated amortization was $2.1 million and $1.0 million, respectively.

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreements call for monthly payments of $138,000 for a term of 36 months through September 30, 2009.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 to the Consolidated Financial Statements. We anticipate making additional capital investments of $8.0 million to $10.0 million in connection with the expansion of our Guitar Center stores distribution center and we expect to incur increased rent expense for that facility starting during the third quarter of 2006.

Net cash provided by operating activities was $65.7 million for the year ended December 31, 2005 compared to $85.5 million for the same period last year. The largest use of cash was an increase in inventories of $74.2 million. The increase in inventories was primarily due to the opening of 25 new Guitar Center retail stores and carrying somewhat higher inventory levels at our existing stores.

Cash used in investing activities increased to $157.8 million for the year ended December 31, 2005 compared to $49.7 million for the same period last year. The investing activities for the year ended December 31, 2005 consisted primarily of the purchase of Music & Arts Center, Inc. for approximately $93.0 million, a new corporate office building for $12.2 million, a corporate airplane for $10.6 million, capital expenditures for store expansions and remodels of $36.8 million compared to $16.8 million in the prior period, and computer equipment purchases of $12.2 million in the current period compared to $7.4 million in the same period last year. Additionally, we received net proceeds from the sale of available-for-sale securities of $20.2 million.

Cash provided by financing activities totaled $46.1 million for the year ended December 31, 2005 compared to $19.3 million used in the same period last year. The cash provided by financing activities consists primarily of the borrowings under our credit facility of $32.3 million and remaining from the net proceeds received from the exercise of stock options and other employee purchases of our common stock. The increase in borrowings was required to support the Music & Arts Center, Inc. acquisition and the capital spending described above.

We believe that our current operating cash flow, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity we believe are available to us will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings.

Our known capital resource and liquidity requirements for 2006 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our line of credit. We believe that our peak seasonal liquidity needs during 2006 during this period will exceed our projected net cash flow from operations and borrowings currently available under our existing credit facility. We are in discussions with our lending syndicate regarding an increase in the amount of maximum borrowings permitted under our credit facility. However, these discussions are preliminary in nature and there is no assurance that an increase in the borrowings under credit facility will be available to us.

Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations including the senior convertible debentures which may be called for redemption at our election commencing in July 2006. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all. If we require but are unable to obtain additional liquidity on favorable terms, we may be required to curtail our 2006 growth plans and our financial condition and results of operations would likely be materially adversely impacted.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. Each new primary market format Guitar Center store typically has required approximately $2.0 to $2.5 million for gross inventory. Historically, our cost of capital improvements for a primary market format Guitar Center store has been approximately $1.1 million consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store. We have developed secondary market Guitar Center stores to build in sites that we do not believe will support our primary market format units. We have opened 36 secondary market stores between late 2000 and December 31, 2005. Our secondary market stores have typically required approximately $1.7 million to $2.0 million for gross inventory and approximately $850,000 in capital expenditures. In late 2005, we opened our first tertiary market format store to serve smaller population centers. Our tertiary market format stores have required approximately $1.0 million for gross inventory and approximately $500,000 in capital expenditures. We expect the future costs to build new Guitar Center stores to rise from these historical amounts as we have experienced significant increases in the cost of construction.

We are also anticipating additional capital and strategic requirements related to improving our fulfillment facilities, upgrading our technology and systems, including a data warehouse and new point-of-sale system and pursuing new opportunities in the e-commerce activities of our retail and direct response divisions as well as related businesses. We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

Throughout our history, we have primarily grown organically. However, we also believe there may be attractive opportunities to expand by selectively acquiring existing music products retailers or other complimentary businesses, if attractive opportunities can be identified. We believe that our growth at Music & Arts Center will in large part be driven through many small acquisitions. While we cannot provide assurance that we will complete any further acquisition transactions, in the ordinary course of our business we investigate and engage in negotiations regarding such opportunities. Acquisitions will be financed with cash on hand, drawings under our existing credit facilities, expansion of our credit facilities, issuance of debt or equity securities, or a combination, depending upon transaction size and market conditions, among other things.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the provisions of the SFAS 154 to have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) Share-Based Payment, or SFAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values rather than pro forma footnote disclosure. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006.

SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see “Employee stock-based compensation”). In addition, FAS 123R requires classification of the tax benefit from the exercise of stock options in cash flows from financing activities, rather than cash flows from operating activities. In 2005, cash flows from operating activities included a cash inflow of $7.6 million related to tax benefits from the exercise of stock options.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109. The proposed interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. In October 2005, the FASB decided to postpone issuance of the final interpretation until fiscal year 2006. The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final interpretation is issued.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements. The adoption of EITF Issue 05-6 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), Accounting for Rental Costs Incurred during the Construction Period, which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The adoption of FSP 13-1 will not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

Seasonality

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter. In addition, band rental season for our Music & Arts Center business starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, in 2006 we anticipate that rising steel, lumber, concrete, labor, fuel and freight costs may increase expenses related to opening, remodeling, operating and relocating our stores, expanding our distribution center and operating our business.

Forward-Looking Statements; Business Risks

This annual report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management’s current views regarding comparable store sales, new store openings, capital expenditure levels and the dates new facilities and systems will become operational. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Comparable store sales growth is highly dependent upon the state of the economy, the effectiveness of our sales and promotion strategies, and the effect of competition, including other national operators of music products stores attempting to implement national growth strategies. Statements regarding the dates new facilities and systems will become operational are dependent upon third parties and events beyond our control, such as the availability of third party consulting resources, construction delays, technology development delays and other events. Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, changes in the music products industry, retail sales trends and the emergence of new or growing specialty retailers of music products.

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

For further discussion of risks associated with our business, please see the discussion under the caption Item 1A. “Risks Factors.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of our convertible notes with a fixed interest rate of 4% (subject to contingent interest commencing January 15, 2006) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. As of December 31, 2005, the fair value of our 4% Senior Convertible Notes was $148 million, based on quoted market prices. At December 31, 2005, we had $32.3 million in outstanding borrowings under our credit facility. To the extent prevailing short-term interest rates fluctuate, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits and Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Guitar Center, Inc. acquired Music & Arts Center, Inc., on April 15, 2005, and management excluded from its assessment of the effectiveness of Guitar Center, Inc.’s internal control over financial reporting as of December 31, 2005, Music & Arts Center internal control over financial reporting associated with total assets of $197.0 million and total revenues of $103.1 million included in the consolidated financial statements of Guitar Center, Inc. and subsidiaries as of and for the year ended December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter end that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Guitar Center, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guitar Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Guitar Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Guitar Center, Inc. acquired Music & Arts Center, Inc., on April 15, 2005, and management excluded from its assessment of the effectiveness of Guitar Center, Inc’s internal control over financial reporting as of December 31, 2005, Music & Arts Center’s internal control over financial reporting associated with total assets of $197,045,000 and total revenues of $103,116,000 included in the consolidated financial statements of Guitar Center, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Guitar Center, Inc. also excluded an evaluation of the internal control over financial reporting of Music & Arts Center.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 9, 2006

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

1.                The following financial statements for the Company are included as part of this Report:

Index to Financial Statements	Page 56

2.                The following financial statement schedule for the Company is included as part of this Report:

Schedule II—Valuation and Qualifying Accounts	Page II-1

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements.

(b)          The Index and Exhibits, required to be filed by Item 601 of Regulation S-K are included with the Report. Management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk (*).

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

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
3.2	Amended and Restated Bylaws (Filed herewith)
4.1

Indenture dated as of June 10, 2003 by and between the Company and BNY Western Trust Company as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Form of Indenture (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3; Registration No. 333-65220).
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
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
10.6*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2000 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.8*

Amendment to the 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.9*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2003 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.10*	Amendment to the 1997 Equity Participation Plan approved April 29, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.11*

Form of Employee Stock Purchase Plan as approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report Form 10-Q for the period ended March 31, 2001).

10.12*	2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to the Definitive 2004 Proxy Statement as filed on Schedule 14A).
10.13*	Form of Amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 11, 2005).
10.14*

Form of Stock Option Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.15*

Form of Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.16*

Form of Non-Employee Director Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated July 28, 2005).

10.17*

Form of Deferred Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.18*	Guitar Center, Inc. Senior Executive Performance Bonus Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.19*	Guitar Center, Inc. 2005 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 28, 2005).
10.20*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Filed herewith).
10.21*	Compensation Committee Non-Employee Director Equity Compensation Policy (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 28, 2005).
10.22*

Second Amended and Restated Employment Agreement, dated as of October 8, 2004, between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 8, 2004).

10.23*

Amendment No. 1 to Second Amended and Restated Employment Agreement made effective as of July 28, 2005 between Guitar Center, Inc., and Marty Albertson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 28, 2005).

10.24*

Third Amended and Restated Employment Agreement dated July 1, 2003 between Guitar Center, Inc. and Bruce Ross (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.25*

Amendment No. 1 dated January 1, 2004 to Third Amended and Restated Employment Agreement between Guitar Center, Inc. and Bruce Ross (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.26*

Transition Agreement between Guitar Center, Inc. and Bruce L. Ross, dated effective as of February 10, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 10, 2006).

10.27*

Third Amended and Restated Employment Agreement between Musician’s Friend, Inc. and Robert V. Eastman, dated effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2006).

10.28*

Employment Agreement, dated as of April 15, 2005, by and between Music & Arts Center, Inc., a Maryland corporation, and Kenneth O’Brien (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated April 15, 2005).

10.29*

Agreement Not To Compete, dated as of April 15, 2005, by and between Guitar Center Stores, Inc., a Delaware corporation, and Kenneth O’Brien (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated April 15, 2005).

10.30*

Form of Executive Severance Benefits Agreement between Guitar Center, Inc., Musician’s Friend, Inc. or Guitar Center Stores, Inc. and our executive officers not party to employment agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.31

Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc. and Eaglepoint Partners Two, LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32

Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.33

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

10.35

Standard Commercial Lease by and between Mid-West Terminal Warehouse Company as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.36

Addendum to Commercial Lease Agreement by and between Mid-West Terminal Warehouse Company, Inc. as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.37

Agreement and Escrow Instructions for Purchase of Real Estate, dated as of July 29, 2005, by and between Guitar Center, Inc. and John and Denise Gooden (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 28, 2005).

10.38

First Amendment to Lease dated November 2, 2005, by and between Brownsburg Music LLC and Guitar Center Stores, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2005).

10.39

Aircraft Sale and Purchase Agreement dated as of March 4, 2005 by and between Guitar Center, Inc., a Delaware corporation, and Taxi Aereo De Veracruz, S.A. de C.V., a corporation organized under the laws of Mexico, regarding a Falcon 50 aircraft (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 10, 2005).

10.40

Aircraft Time Sharing Agreement between Guitar Center, Inc. and Marty Albertson, dated February 15, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2006).

10.41

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

10.43

Second Amendment to Second Amended and Restated Loan and Security Agreement between Guitar Center, Inc. and Wells Fargo Retail Finance, LLC (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.44

Third Amendment to Second Amended and Restated Loan and Security Agreement, effective February 8, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 8, 2005).

12.1	Ratio of Earnings to Fixed Charges (Filed herewith).
21.1	Material subsidiaries of the Registrant as of December 31, 2005 (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (Filed herewith).
24.1	Power of Attorney (Included on page 54).
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*                    Management contract or other compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 9th day of March 2006.

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

Name	Title	Date
/s/ MARTY ALBERTSON	Chief Executive Officer and Director	March 9, 2006
Marty Albertson
/s/ BRUCE ROSS	Executive Vice President and Chief	March 9, 2006
Bruce Ross	Financial Officer (Principal Financial Officer)
/s/ DAVID ROBSON	Senior Vice President of Finance	March 9, 2006
David Robson	(Principal Accounting Officer)
/s/ LARRY LIVINGSTON	Director	March 9, 2006
Larry Livingston
/s/ BOB MARTIN	Director	March 9, 2006
Bob Martin
/s/ PAT MACMILLAN	Director	March 9, 2006
Pat MacMillan

/s/ GEORGE MRKONIC	Director	March 9, 2006
George Mrkonic
/s/ KENNETH REISS	Director	March 9, 2006
Kenneth Reiss
/s/ WALTER ROSSI	Director	March 9, 2006
Walter Rossi
/s/ PETER STARRETT	Director	March 9, 2006
Peter Starrett
/s/ PAUL TARVIN	Director	March 9, 2006
Paul Tarvin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guitar Center, Inc.:

We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guitar Center, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 9, 2006

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$14,529	$60,453
Investments in marketable securities	—	3,810
Accounts receivable, less allowance for doubtful accounts $4,931 and $3,489, respectively	40,844	27,627
Merchandise inventories	445,771	314,961
Prepaid expenses and deposits	15,533	13,367
Deferred income taxes	13,492	5,552
Total current assets	530,169	425,770
Property and equipment, net	149,209	97,349
Investments in marketable securities	—	16,997
Goodwill	85,929	26,474
Deposits and other assets, net	14,883	8,003
	$780,190	$574,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,497	$49,771
Accrued expenses and other current liabilities	106,181	83,606
Merchandise advances	25,127	22,534
Borrowing under revolving line of credit	32,266	—
Total current liabilities	243,071	155,911
Other long-term liabilities	11,995	6,943
Deferred income taxes	20,307	5,057
Long-term debt	100,000	100,000
Total liabilities	375,373	267,911
Stockholders’ equity:
Preferred stock; 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 26,092 at December 31, 2005 and 25,359 at December 31, 2004	261	254
Additional paid-in capital	326,755	305,305
Retained earnings	77,801	1,123
Stockholders’ equity	404,817	306,682
	$780,190	$574,593

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$1,782,499	$1,513,172	$1,275,059
Cost of goods sold, buying and occupancy	1,262,097	1,087,899	931,014
Gross profit	520,402	425,273	344,045
Selling, general and administrative expenses	388,380	317,585	271,996
Operating income	132,022	107,688	72,049
Interest expense, net of interest income of $1,108, $189 and $122, respectively	7,339	5,390	12,540
Income before income taxes	124,683	102,298	59,509
Income taxes	48,005	38,873	22,649
Net income	$76,678	$63,425	$36,860
Net income per share:
Basic	$2.96	$2.55	$1.59
Diluted	$2.67	$2.29	$1.47
Weighted average shares outstanding:
Basic	25,873	24,856	23,255
Diluted	29,846	28,976	26,119

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2002	22,746	$227	$253,863	$(99,162)	$154,928
Exercise of employee stock options, including tax benefit of $4,091	1,203	12	21,462	—	21,474
Stock issued under employee stock purchase plan	49	1	908	—	909
Net income	—	—	—	36,860	36,860
Balance at December 31, 2003	23,998	240	276,233	(62,302)	214,171
Exercise of employee stock options, including tax benefit of $9,756	1,313	14	27,537	—	27,551
Stock issued under employee stock purchase plan	48	—	1,535	—	1,535
Net income	—	—	—	63,425	63,425
Balance at December 31, 2004	25,359	254	305,305	1,123	306,682
Exercise of employee stock options, including tax benefit of $7,591	687	7	19,418	—	19,425
Stock issued under employee stock purchase plan	46	—	2,032	—	2,032
Net income	—	—	—	76,678	76,678
Balance at December 31, 2005	26,092	$261	$326,755	$77,801	$404,817

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net income	$76,678	$63,425	$36,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,000	22,304	20,620
Loss on sale and disposal of property and equipment	1,849	—	—
Amortization of deferred financing fees	1,045	1,045	938
Write-off of deferred financing fees	—	—	722
Deferred income taxes	(5,476)	916	1,314
Tax benefit from exercise of stock options	7,591	9,756	4,091
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,415)	(3,341)	(4,052)
Merchandise inventories	(74,188)	(24,281)	3,220
Prepaid expenses and deposits	(862)	(1,824)	(2,917)
Deposits and other assets	(733)	(2,869)	(657)
Accounts payable	16,215	1,994	(22,967)
Accrued expenses and other current liabilities	19,397	11,990	17,320
Other long-term liabilities	4,314	961	291
Merchandise advances	(1,705)	5,430	3,222
Net cash provided by operating activities	65,710	85,506	58,005
Investing activities:
Purchase of property and equipment	(75,493)	(26,151)	(24,245)
Purchase of available-for-sale securities	(27,305)	(20,807)	—
Proceeds from the sale of available-for-sale securities	47,460	—	—
Acquisition of businesses, net of cash acquired	(102,428)	(2,775)	—
Net cash used in investing activities	(157,766)	(49,733)	(24,245)
Financing activities:
Net change in revolving line of credit	32,266	—	(82,690)
Proceeds from exercise of stock options	11,834	17,795	17,383
Proceeds from stock issued under employee purchase plan	2,032	1,535	909
Net proceeds from Senior Convertible Note	—	—	96,875
Payments on Senior Note	—	—	(66,667)
Payments under capital lease	—	—	(151)
Net cash provided by (used in) financing activities	46,132	19,330	(34,341)
Net (decrease) increase in cash and cash equivalents	(45,924)	55,103	(581)
Cash and cash equivalentsat beginning of year	60,453	5,350	5,931
Cash and cash equivalentsat end of period	$14,529	$60,453	$5,350
Non-cash investing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Current assets	$6,386	$2,528	$—
Inventory	57,655	—	—
Property and equipment	3,428	—	—
Other assets	10,014	—	—
Goodwill	59,455	404	—
Total assets acquired	136,938	2,932	—
Current liabilities	(21,724)	(157)	—
Deferred tax liability	(12,048)	—	—
Other long-term liabilities	(738)	—	—
Total liabilities assumed	(34,510)	(157)	—
Net assets acquired	$102,428	$2,775	$—
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,005	$4,665	$12,808
Income taxes	$34,747	$27,611	$15,931

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2005, our retail subsidiary operated 161 Guitar Center stores across the United States, with 126 stores in 50 primary markets, 34 stores in secondary markets and one tertiary market store. In addition, as of December 31, 2005, our Music & Arts Center division operated 81 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

Principles of Consolidation

The consolidated financial statements include the financial statements of Guitar Center, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable debt securities with original maturities of three months or less.

Investments

Marketable securities are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses, net of related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

Accounts Receivable

In the normal course of business, the Company grants credit directly to certain customers, after a credit analysis based on financial and other criteria and generally requires no collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

Merchandise Inventories

Inventories, including used merchandise and vintage guitars, are valued at the lower of cost using the weighted average method or market. Applicable costs associated with bringing inventory through the Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under the rental agreement for rent-to-own sales. We receive price protection credits and vendor rebates from vendors, which are accounted for as a component of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement as an effective reduction in cost of goods sold at the time the related item of inventory is sold. None of these credits are recorded as revenue.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally five years for furniture and fixtures, computer equipment and vehicles, and 15 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the related leases. Corporate aircraft is depreciated over 10 years with a 50% salvage value. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions. In 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. As of December 31, 2005 and 2004 we had unamortized goodwill in the amount of $85.9 million and $26.5 million, respectively. We also had unamortized identifiable intangible assets with indefinite lives in the amount of $5.3 million and $325,000, as of December 31, 2005 and 2004, respectively. Our policy is to test for impairment on an annual basis, or more frequently when triggering events occur. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142 and these tests indicated that there was no impairment as of December 31, 2005.

Impairment and Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. No impairment was identified for the years ended December 31, 2005, 2004 and 2003.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

Merchandise Advances

Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates or gift cards which are recorded as a liability until redemption by the customer, credit on account for customer returns and special orders.

Self-Insurance Reserves

We maintain a self-insurance program for workers’ compensation of up to $250,000 per claim and medical insurance of up to $150,000 per claim, with any amounts in excess of these covered by stop-loss insurance coverage. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves for workers’ compensation and medical insurance amounted to $3.3 million and $1.0 million at December 31, 2005 and $2.8 million and $0.7 million at December 31, 2004, respectively. The balances are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

Retail sales are recognized at the time of sale, net of a provision for estimated returns. Band instrument rentals are recognized on a straight-line basis over the term of the rental agreement, unless a trial period is offered, in which circumstances the rental income for the trial period is amortized over the trial period. The terms of the majority of our rental agreements do not exceed 36 months. Trial periods are usually from one to four months. Direct response sales are recognized when the products are estimated to be received by the customers, net of a provision for estimated returns. Direct response items sold to customers are estimated to be received, on average, three days after shipment. Return allowances are estimated using historical experience.

Advertising Costs

We expense Guitar Center’s and Music & Arts Center’s advertising costs as incurred. Advertising costs included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 is $36.6 million, $34.0 million, and $29.6 million, respectively. Musician’s Friend’s non-catalog advertising costs for the years ended December 31, 2005, 2004 and 2003 were $12.6 million, $5.5 million and $3.7 million, respectively. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, Reporting of Advertising Costs. Capitalized mail order catalog costs included in prepaid expenses and deposits at December 31, 2005, 2004 and 2003 were $1.8 million, $4.5 million and $3.1 million, respectively. The realizability of the capitalized mail order catalog costs, are evaluated at each balance sheet date by comparing the carrying amount of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising. If the carrying amounts of such deferred mail order catalog costs exceed the remaining future net revenues that probably will be realized from such catalog, the excess capitalized amount is written

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

down and expensed in the current period. There was no write-down of capitalized mail order catalog costs for the years ended December 31, 2005, 2004 and 2003.

We receive cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products. These advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising costs eligible for the credit. Guitar Center, Musician’s Friend and Music & Arts Center recognized cooperative advertising allowances of $10.1 million, $6.4 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent Expense

We lease the majority of our store locations under operating leases that provide for monthly payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. When a lease includes lease incentives (such as a rent holiday or reimbursement of certain lessee construction costs) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the initial term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

In July 2005, our Board of Directors approved the Guitar Center, Inc. 2005 Long-Term Incentive Plan. Historically, we have provided equity-based incentives to our senior management solely in the form of stock options issued under stockholder-approved plans. The purpose of the long- term incentive plan is

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

to provide equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis. The performance period under the long- term incentive plan began on July 1, 2005 and ends on December 31, 2007. The target number of performance shares potentially issuable under the plan is expected to be approximately 260,000 with the actual number of shares being between zero and 520,000 depending on the Company’s actual performance. Under the terms of the plan, there may be stock option grants to the participants of the plan that will be for a term of ten years and will vest over three to four years in equal annual installments. Through December 31, 2005, the Company has accounted for the long- term incentive plan using the variable plan accounting method established by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Commencing January 2006, all our stock-based compensation plans will be accounted for under SFAS 123R. Details of the plan were included in the 8-K we filed on July 28, 2005.

We have adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma income per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for public companies in the first fiscal year beginning after June 15, 2005. We will adopt the provisions of this statement effective January 1, 2006. We will adopt SFAS 123R using the modified prospective method beginning January 1, 2006, pursuant to which we will not restate any prior periods.

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

We granted 109,000 options in the third quarter of 2005. Assumptions used to determine the fair value of options granted during the third quarter of 2005 using the lattice-based binomial model were developed in consultation with an outside valuation specialist. The lattice-based binomial model requires the input of several assumptions including expected volatility, dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior. Unlike the Black-Scholes model where the expected term is an input assumption, the expected-term is an output variable of the lattice-based binomial model. For fiscal year 2004, the Company reflected a volatility assumption of 59.6% for stock options granted during the fiscal year. This was based on the historical price of our stock over the expected life of the option. Using the lattice model the expected volatility assumption was developed based on an analysis of historical

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

prices of our stock and options traded in the open market. The volatility of historical prices for fiscal year 2005 was 52% while the volatility for open market exchanged options issued “near-the-money” was 32%. Therefore, a best-estimate range of 32% to 52% was developed. When no point in a range is more or less likely to be the best estimate, SFAS No. 123 directs the use of an average. This implies that 42% is the best estimate volatility assumption for the Company. The risk free interest rate varies by duration, from 3.5% to 4.0%.

Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants.

Under APB 25, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had we determined compensation cost based upon the fair value at the grant date for our stock options using the methodologies described above, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows for the period ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
	($ in thousands, except per share data—unaudited)
Net income, as reported	$76,678	$63,425	$36,860
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	$6,608	$6,271	$4,821
Pro forma net income	$70,070	$57,154	$32,039
Earnings per share:
Basic—as reported	$2.96	$2.55	$1.59
Basic—pro forma	$2.71	$2.30	$1.38
Diluted—as reported	$2.67	$2.29	$1.47
Diluted—pro forma	$2.44	$2.07	$1.29
Risk free interest rate	3.8%	3.9%	3.8%
Expected lives	5.82	6.70	6.92
Expected volatility	42.0%	59.6%	62.9%
Expected dividends	—	—	—

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

Earnings Per Share

The following table summarizes the reconciliation of basic to diluted weighted average shares for the years ended December 31, 2005, 2004, 2003:

	2005	2004	2003
	(in thousands)
Basic shares	25,873	24,856	23,255
Dilutive effect of options outstanding	1,081	1,228	1,306
Dilutive effect of conversion of Convertible Notes	2,892	2,892	1,558
Diluted shares	29,846	28,976	26,119

Calculation of diluted earnings per share:

	2005	2004	2003
	(in thousands)
Net income, as reported	$76,678	$63,425	$36,860
Add back interest, net of tax, on 4% Senior Convertible Notes(a)	2,907	2,931	1,540
Net income excluding interest expense on 4% Senior Convertible Notes	79,585	66,356	38,400
Basic weighted average shares outstanding	25,873	24,856	23,255
Dilutive effect of stock options outstanding	1,081	1,228	1,306
Incremental shares on assumed conversion of 4% Senior Convertible Notes(b)	2,892	2,892	1,558
Dilutive weighted average shares outstanding	29,846	28,976	26,119
Dilutive income per share	$2.67	$2.29	$1.47

(a)    Represents the interst expense, including amortization of deferred financing costs, on the 4% Senior Convertible Notes, net of tax, using an effective tax rate for 2005 of 38.5% and for 2004 of 38.0%.

(b)   Represents the number of incremental common shares resulting from the conversion of the 4% Senior Convertible Notes.

For the years ended December 31, 2005, 2004 and 2003, the only potential common stock outstanding with the Company are stock options and the Senior Convertible Notes. For the year ended December 31, 2005, options to acquire 261,479 shares at prices ranging from $58.83 to $64.66 were outstanding but were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our Common Stock. For the year ended December 31, 2004, all options outstanding had a dilutive effect. For the year ended December 31, 2003, options to acquire 223,000 shares at prices ranging from $28.30 to $30.70 were outstanding but were excluded from the  computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock.

For the years ended December 31, 2005 and 2004, the 2.9 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes issued in June 2003 (reflecting an effective

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting under which the after-tax interest expense, including amortization of deferred financing costs, for the year is added back to net income. For the year ended December 31, 2003, 1.6 million shares of common stock were deemed to be potential common stock and are included in the calculation of earnings per share representing the weighted average shares for the period of June 16, 2003, the issuance date of the Notes, to December 31, 2003, under the “if-converted” method.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share (EITF No. 04-8) that contingently convertible debt instruments, such as our 4% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

Concentration of Credit Risk

Our cash deposits are with various high quality financial institutions. Customer purchases generally are transacted using cash or credit cards. In limited instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $10.5 million and $7.7 million at December 31, 2005 and 2004, respectively. Credit losses have historically been within our expectations.

Fair Value of Financial Instruments

The principal amount of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. Based on quoted market prices, the fair value of our 4% Senior Convertible Notes was $148 million and $151 million as of December 31, 2005 and 2004, respectively. The book value of all other financial instruments is representative of their fair values.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the provisions of the SFAS 154 to have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) Share-Based Payment, or SFAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values rather than pro forma footnote disclosure. SFAS No. 123R is effective for public companies in the first fiscal year beginning on or after January 1, 2006.

SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. We will adopt FAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting FAS 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by FAS 123 (see “Employee stock-based compensation”). In addition, FAS 123R requires classification of the tax benefit from the exercise of stock options in cash flows from financing activities, rather than cash flows from operating activities. In 2005, cash flows from operating activities included a cash inflow of $7.6 million related to tax benefits from the exercise of stock options.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

1. Nature of Business and Significant Accounting Policies (Continued)

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109. The proposed interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. In October 2005, the FASB decided to postpone issuance of the final interpretation until fiscal year 2006. The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final interpretation is issued.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements. The adoption of EITF Issue 05-6 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), Accounting for Rental Costs Incurred during the Construction Period, which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The adoption of FSP 13-1 will not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

2. Acquisitions

On April 15, 2005, we completed the acquisition of Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. At the time of the acquisition, Music & Arts Center, Inc. operated 61 retail locations, primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. The acquired business and our existing American Music Group business have been combined into a new division under the Music & Arts Center name.

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
December 31, 2005

2. Acquisitions (Continued)

and, as such, pro-forma financial information is not presented. The results of operations are included in Guitar Center’s consolidated financial statements from the date of the acquisition.

On July 18, 2005, our Music & Arts Center division completed the asset acquisition of John W. Coffey Music Co., Inc., band instruments retailer in Norwood, Massachusetts. Coffey Music services the greater Boston, Massachusetts metropolitan area. The results of operations and the assets of Coffey Music were not material to Guitar Center’s historical consolidated financial statements and, as such, pro-forma financial information is not presented. The results of operations are included in Guitar Center’s consolidated financial statements from the date of the acquisition.

We acquired Music & Arts Center, Coffey and Band Instrument Exchange to expand our existing presence in the band and orchestra instrument business. Harmony Central was purchased to drive traffic to our direct response Internet website.

The aggregate purchase price of the acquisitions was approximately $102.4 million and was funded from cash on hand and drawings under our line of credit. The aggregate purchase price was allocated to the following assets acquired and liabilities assumed at their estimated fair value (in thousands):

Current assets	$5,587
Inventory	57,655
Property & equipment	3,692
Intangible assets	10,549
Goodwill	59,455
Total assets acquired	136,938
Current liabilities	(21,724)
Deferred tax liability	(12,048)
Other long-term liabilities	(738)
Total liabilities assumed	(34,510)
Total purchase price	$102,428

The purchase price allocation between goodwill and deferred tax liability may change pending the filing of the final pre-acquisition income tax returns for Music & Arts Center.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2. Acquisitions (Continued)

The purchase price allocation described above resulted in our recording approximately $59 million in goodwill, which is not being amortized, but will be evaluated for impairment annually or when a triggering event occurs which may require an impairment test. For California income tax, the entire amount of acquired $59 million in goodwill is deductible. For all other states and Federal, approximately $4 million in goodwill is deductible.

The acquired intangible assets are summarized as follows:

Gross Carrying Amount
(in thousands)
Year ending December 31, 2005:
Intangible assets
Amortized
Trademark	$110
Customer contracts	3,740
Covenant not to compete	1,460
Other	239
Unamortized trademark	5,000
Total intangible assets	$10,549
Aggregate amortization expense	$2,248
Estimated amortization expense
For the year ended 12/31/2006	$2,529
For the year ended 12/31/2007	$431
For the year ended 12/31/2008	$215
For the year ended 12/31/2009	$126

The changes in our goodwill balance are summarized as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ending December 31:
2005	$26,474	59,455	—	$85,929
2004	$25,995	479	—	$26,474

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2. Acquisitions (Continued)

Results of operations for the Music & Arts Center are included in the consolidated financial statements since April 15, 2005, the date of acquisition. The following table summarizes pro forma financial information assuming the Music & Arts Center, Inc. acquisition had occurred as of the beginning of the periods presented below:

	December 31,
	2005	2004
	(in thousands, except per share data)
Net sales	$1,808,945	$1,597,489
Net income	73,707	64,154
Income per share:
Basic	2.85	2.58
Diluted	2.57	2.32

Included in pro forma net income for the year ended December 31, 2005 are after-tax charges of $3.6 million ($0.12 per diluted share) for bonus payments and legal fees associated with the acquisition. These charges were incurred prior to the acquisition on April 15, 2005. In addition, in conjunction with the acquisition, after-tax charges of $2.1 million ($0.07 per diluted share) were incurred primarily from the elimination of a redundant point of sales system, severance costs, moving costs to relocate certain American Music employees to the Music & Arts Center corporate office in Maryland and the write down of inventory carried at American Music resulting from a change in inventory assortment. These charges were incurred during the period of April 15, 2005 through June 30, 2005.

The pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisition been made at the beginning of the periods presented nor are they necessarily indicative of any future operating results.

3. Merchandise Inventories

The major classes of merchandise inventories are as follows:

	December 31,
	2005	2004
	(in thousands)
Major goods	$246,260	$187,902
Band instruments	79,378	25,125
Accessories	97,950	77,200
Vintage guitars	11,795	10,831
Used major goods	20,056	19,121
	455,439	320,179
Less inventory reserves for writedowns	9,668	5,218
	$445,771	$314,961

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

3. Merchandise Inventories (Continued)

Major goods include stringed merchandise, percussion, keyboards, live-sound/DJ and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Accessories are comprised of accessories to major goods, and band instruments, apparel, cables and books.

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Land	$7,666	$2,946
Buildings	20,091	9,766
Furniture and fixtures	30,656	23,896
Transportation equipment	12,402	630
Computer equipment	73,877	58,174
Leasehold improvements	123,992	97,776
Construction in progress	5,965	4,076
	274,649	197,264
Less accumulated depreciation and amortization	125,440	99,915
	$149,209	$97,349

5. Revolving Line of Credit and Debt

In February of 2005, we amended our credit facility with a syndicate of banks led by Wells Fargo Retail Finance. The credit facility permits borrowings up to $125 million (which may be increased to $150 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (7.25% at December 31, 2005) plus applicable prime margin, or London Interbank Offered Rate or LIBOR (twelve month rate at December 31, 2005 was 4.8%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $20 million, the applicable prime margin is 0.00% and applicable LIBOR margin is 1.0%. If excess availability is less than or equal to $20 million and greater than $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. If excess availability is less than or equal to $10 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.5%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $10 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

5. Revolving Line of Credit and Debt (Continued)

to time as available to borrow under the agreement is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2010.

Traditionally, we have experienced the largest use of cash from operating activities in the latter part of third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our line of credit. We believe that our peak liquidity needs during 2006 during these periods will exceed our net cash flow from operations and borrowings currently available under our credit facility. We are in discussions with our lending syndicate regarding increasing the amount of borrowings under our credit facility to cover this shortfall. However, these discussions are preliminary in nature and there is no assurance that an increase in the borrowings under credit facility will be available to us.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes due 2013. The convertible notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006, and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the convertible notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of December 31, 2005, the convertible notes were convertible for the current quarterly conversion period. The convertible notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the convertible notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest. The indenture governing the convertible notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree. Subject to limited cure periods, the holders of the convertible notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, if we fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

For the years ended December 31, 2005, 2004 and 2003, $1.0 million, $1.0 million and $0.9 million of amortization of deferred financing fees was included in interest expense. Capitalized deferred financing

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

5. Revolving Line of Credit and Debt (Continued)

fees at December 31, 2005 and 2004 were $2.5 million and $3.6 million and related accumulated amortization was $2.1 million and $1.0 million, respectively.

6. Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts Center stores and Musician’s Friend direct response (contact center and Internet). Prior to the acquisition of Music & Arts Center, Inc., that segment was referred to as American Music stores. Both brands have similar operations and there has been no change to the internal structure of the overall organization. Therefore, there has been no change in the nature of the company segment reporting. Management evaluates segment performance based primarily on net sales and income (loss) before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the company on a consolidated basis. Our business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are consistent with our reporting units under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 142 requires that goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the business segment level, or one level below), that tests for impairment of goodwill be performed at least annually. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

6. Segment Information (Continued)

Net sales, depreciation and amortization, income (loss) before income tax (benefit), capital expenditures and total assets are summarized as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Guitar Center	Music & Arts (1)	Direct Response
	2005	2005	2005	Total
Net sales	$1,314,277	$103,116	$365,106	$1,782,499
Depreciation and amortization	22,157	4,312	2,531	29,000
Income (loss) before income tax (benefit)	105,809	(14,095)	32,969	124,683
Capital expenditures	67,964	1,130	6,399	75,493
Total assets	$512,802	$197,045	$70,343	$780,190

	Guitar Center	Music & Arts (1)	Direct Response
	2004	2004	2004	Total
Net sales	$1,161,511	$40,400	$311,261	$1,513,172
Depreciation and amortization	18,671	1,469	2,164	22,304
Income (loss) before income tax (benefit)	72,789	(7,228)	36,737	102,298
Capital expenditures	21,240	1,272	3,639	26,151
Total assets	$451,677	$63,365	$59,551	$574,593

	Guitar Center	Music & Arts (1)	Direct Response
	2003	2003	2003	Total
Net sales	$978,962	$38,225	$257,872	$1,275,059
Depreciation and amortization	16,721	1,233	2,666	20,620
Income (loss) before income tax (benefit)	40,736	(7,894)	26,667	59,509
Capital expenditures	20,710	1,954	1,581	24,245
Total assets	$355,668	$64,071	$41,132	$460,871

(1)          The information included for the Music & Arts Center division included only the operation of American Music prior to April 15, 2005.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

7. Investment Securities

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

We had no investments at December 31, 2005. We had no sales of investments in 2004. Gross unrealized gains and losses were immaterial.

8. Lease Commitments

We lease offices, most of our retail store facilities, our distribution centers and various personal property used in our business under operating leases which expire at varying dates through December 2018. Generally, the agreements contain provisions which require us to pay for normal repairs and maintenance, property taxes and insurance.

The total minimum lease commitment at December 31, 2005, under operating leases, is as follows:

Year ended December 31	Amount
(in thousands)
2006	$44,457
2007	41,346
2008	38,308
2009	31,228
2010	24,630
Thereafter	72,909
$252,878

Total rent expense included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 is $45.4 million, $38.2 million and $33.8 million respectively.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

9. Employee Benefit Plan

We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the “Plan”) maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to seventy-five percent of their compensation. At our discretion, we can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees’ contributions. We may also, at our discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. Contribution expense was $3.6 million, $2.1 million, $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Stock Option and Purchase Plans

1996 Performance Stock Option Plan

In June 1996, we adopted the 1996 Performance Stock Option Plan (as amended, the “1996 Plan”), which provided for the granting of options to officers and key employees. Under the 1996 Plan, the number of options available for grant was 713,782, with a maximum term of ten years and an exercise price equal to the fair market value of the underlying stock at the date of grant. The options generally vested ratably over three years. As of December 31, 2005, options to purchase 16,528 shares of common stock were outstanding and exercisable. At December 31, 2005, no shares were available for grant under the 1996 Plan and the outstanding options expire in June 2006.

1997 Equity Participation Plan

In January 1997, the 1997 Equity Participation Plan (as amended, the “1997 Plan”) was adopted. Under the 1997 Plan, we may grant options to purchase up to 4,000,000 shares of common stock. Options granted under the 1997 Plan vest ratably over various terms with a maximum life of ten years. As of December 31, 2005, options to purchase 1,794,501 shares of common stock were outstanding under the 1997 Plan, and 1,378,223 shares were exercisable with exercise prices ranging from $8.34 to $53.83 and a weighted average exercise price of $22.31. At December 31, 2005, 14,626 shares were available for grant.

Included in the options outstanding are outstanding options to purchase 88,489 shares of common stock that were assumed in 1999 in connection with the merger with Musician’s Friend.

2004 Incentive Stock Award Plan

In February 2004, the 2004 Incentive Stock Award Plan was adopted (as amended, the 2004 Plan). The 2004 Plan is an omnibus plan which provides for issuance of stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards and stock payment, or any combination thereof. Under the 2004 Plan, we may grant options to purchase up to 2,100,000 shares of common stock. Options granted under the plan vest over various terms with a maximum life of ten years and an exercise price equal to the fair market value of the underlying stock at the date of grant. As of December 31, 2005, options to purchase 991,365 shares of common stock were outstanding under the 2004 Plan, and 107,816 were exercisable with exercise prices ranging from $39.98 to $64.66 and a weighted average exercise price of $49.72. At December 31, 2005, 1,055,695 shares were available for grant.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

10. Stock Option and Purchase Plans (Continued)

Long Term Incentive Plan

On July 28, 2005, the Long Term Incentive Plan, or LTIP, was approved effective July 1, 2005. The purpose of the LTIP is to provide equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis.

The performance period under the LTIP began on July 1, 2005 and ends on December 31, 2007. Awards under the LTIP will be made under the 2004 Plan or any successor plan. It is expected that each participant will receive an annual grant of stock options under the 2004 Plan. All such options will be for a term of ten years and will generally vest over four years in equal annual installments, except for options granted to Mr. Albertson, our CEO, which will vest over three years consistent with his preexisting employment agreement. The exercise price will be the fair market value of the underlying common stock on the date of grant. At the time of the initial adoption of the LTIP, we granted options to acquire an aggregate of 109,000 shares of common stock to participants.

Under the LTIP, participants also may receive performance awards in the form of common stock. Whether or not performance shares are earned by the participants will be determined based upon whether or not we achieve specified objective performance goals during the ten quarter performance period of the LTIP. The target number of performance shares potentially issuable under the LTIP is expected to be 260,076, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance. The compensation committee also has the discretion to make cash payments in lieu of performance shares. Individuals who become LTIP participants after initial adoption may receive a prorated award.

Under the terms of the Company’s long-term incentive plan, a stock-based compensation expense is only recorded if the Company expects to meet or exceed the relevant earnings targets. Since we had not achieved the target as of the end of 2005, no accrual is necessary. A catch-up accrual would be required if future results put us back on track to achieve the planned targets.

Employee Stock Purchase Plan

In April 2001, the Employee Stock Purchase Plan (the “ESPP Plan”) was adopted. The ESPP Plan is a tax-qualified employee stock purchase plan which authorizes 500,000 shares of our common stock, $0.01 par value, for issuance under the plan. Under the ESPP Plan, participants are granted options to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period. The participants purchase the shares through payroll deductions. As of December 31, 2005, 221,913 shares had been purchased under the ESPP Plan at a weighted-average price of $24.47 per share.

We apply APB 25 in accounting for our plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

10. Stock Option and Purchase Plans (Continued)

Stock option activity for all plans during the periods presented is as follows:

	No. of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	4,397,963	$14.75
Granted	510,927	27.34
Exercised	(1,203,087)	14.45
Forfeited	(92,871)	20.02
Balance at December 31, 2003	3,612,932	16.54
Granted	804,100	39.78
Exercised	(1,313,555)	13.55
Forfeited	(75,660)	29.83
Balance at December 31, 2004	3,027,817	23.68
Granted	551,500	59.52
Exercised	(687,089)	17.22
Forfeited	(89,834)	37.42
Balance at December 31, 2005	2,802,394	$31.94

The following is a summary of stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$8.34 to $10.89	167,123	3.88	$10.59	167,123	$10.59
$13.44 to $17.73	752,485	5.90	$16.01	696,993	$15.93
$18.25 to $20.75	255,632	2.77	$19.70	255,632	$19.70
$21.96 to $39.98	1,095,904	8.04	$35.47	382,819	$33.13
$53.08 to $64.66	531,250	9.49	$59.82	0	$0
$8.34 to $64.66	2,802,394	7.01	$31.94	1,502,567	$20.36

11. Income Taxes

Total income taxes for the years ended December 31, 2005, 2004 and 2003 consist of:

2005	Current	Deferred	Total
	(in thousands)
Federal	$48,391	$(5,223)	$43,168
State	5,090	(253)	4,837
	$53,481	$(5,476)	$48,005

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

11. Income Taxes (Continued)

2004	Current	Deferred	Total
	(in thousands)
Federal	$34,332	$793	$35,125
State	3,625	123	3,748
	$37,957	$916	$38,873

2003	Current	Deferred	Total
	(in thousands)
Federal	$19,231	$1,005	$20,236
State	2,104	309	2,413
	$21,335	$1,314	$22,649

Actual income taxes for 2005, 2004 and 2003 differ from the statutory tax rate of 35% as applied to income before income taxes as follows:

	2005	2004	2003
	(in thousands)
Expected income tax expense	$43,641	$35,804	$20,827
State income taxes, net of federal tax benefit	3,317	2,436	1,459
Non deductible items	1,508	402	273
Change in valuation allowance	(52)	—	—
Other	(409)	231	90
Actual income tax expense	$48,005	$38,873	$22,649

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2005	2004
	(in thousands)
Deferred tax assets:
State net operating loss carryforward	$41	$38
Accrued liabilities	7,893	3,174
Merchandise inventories	5,568	2,340
Capital loss carryover	1,181	1,138
Total gross deferred tax assets	14,683	6,690
Deferred tax liabilities:
Depreciation	$(13,551)	$(2,940)
Intangibles	(4,820)	—
Other	(1,936)	(2,117)
Total gross deferred tax liabilities	(20,307)	(5,057)
Net deferred tax assets/(liabilities) and net operating losses	(5,624)	1,633
Less valuation allowance	(1,191)	(1,138)
Net deferred tax assets/(liabilities)	$(6,815)	$495

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

11. Income Taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The valuation allowance for 2005 and 2004 consists of capital loss carryforwards and state net operating losses.

The Company accounts for the tax benefit resulting from the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid-in capital in the accompanying consolidated financial statements. The Company recorded $7.6 million, $9.8 million and $4.1 million of a benefit in 2005, 2004 and 2003, respectively.

12. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Wages, salaries and benefits	$30,564	$29,320
Sales tax payable	12,813	11,894
Accrued income taxes	18,846	7,576
Accrued advertising	8,193	6,038
Provision for sales returns	5,007	5,335
Accrued insurance	4,310	3,520
Unearned revenue	5,802	3,358
Accrued real estate tax	1,847	2,165
Accrued professional fees	4,281	2,030
Accrued interest	2,169	1,880
Accrued freight	1,432	988
Accrued catalog costs	369	882
Accrued utilities	922	887
Other	9,626	7,733
	$106,181	$83,606

13. Legal

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

13. Legal (Continued)

of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, L.L.C. to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys fees. Service relating to the complaint was made on us on January 12, 2006 and a responsive pleading is due in March 2006.

While we believe this lawsuit is without merit and intend to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of this lawsuit if it is not settled. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend this lawsuit could adversely impact our financial condition.

On May 6, 2005, a lawsuit entitled Farnam Street Financial, Inc. v. Guitar Center, Inc., Case No. CT 05-6546, was filed in the Fourth Judicial District in the State of Minnesota for the County of Hennepin. The lawsuit, which was filed by a Minnesota corporation, alleged breach of contract in connection with the lease of certain equipment located in our corporate office and retail stores. Among other things, the lawsuit alleged that we breached the contract by our failure to comply with the terms and conditions in connection with the return of the equipment and sought approximately $4.5 million of damages and attorneys’ fees. We reached a settlement in this matter during a mediation held on January 16, 2006. Pursuant to the terms of the settlement agreement, we paid the plaintiff approximately $1 million for a full release and settlement of all claims, which were accrued for as of December 31, 2005.

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California.  Among other things, the lawsuits alleged that we improperly failed to document and enforce break-time and lunch-time periods for such employees and sought an unspecified amount of damages, penalties and attorneys’ fees.

On December 15, 2005 we reached preliminary agreement to settle these two purported class action lawsuits. Under the terms of the proposed settlement, which is subject to final documentation and court approval, we will make cash payments of up to $3.5 million to fully resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees and the costs of a third-party administrator, an estimate of which were accrued for as of December 31, 2005.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

13. Legal (Continued)

In addition to the lawsuits described above, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of those proceedings cannot be predicted with certainty, we believe that the final outcome of those matters will not have a material adverse effect on our business, financial condition and results of operations.

14. Quarterly Financial Data (unaudited)

	2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$396,386	$402,296	$421,061	$562,756	$1,782,499
Gross profit	$111,172	$115,340	$123,818	$170,072	$520,402
Net income	$15,884	$12,911	$14,409	$33,474	$76,678
Net income per share (diluted)	$0.56	$0.46	$0.51	$1.14	$2.67

	2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$349,703	$339,622	$354,909	$468,938	$1,513,172
Gross profit	$94,683	$94,213	$97,941	$138,436	$425,273
Net income	$11,780	$12,144	$12,411	$27,090	$63,425
Net income per share (diluted)	$0.44	$0.45	$0.45	$0.95	$2.29

Schedule II

GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003
(amounts in thousands)

	Balance at beginning of year	Additions charged to operations	Deductions from Allowance	Balance at end of year
December 31, 2005
Allowance for doubtful receivables	$3,489	4,027	2,585	$4,931
December 31, 2004
Allowance for doubtful receivables	$1,708	4,126	2,345	$3,489
December 31, 2003
Allowance for doubtful receivables	$1,083	625	—	$1,708

II-1