Form 10-Q
period 2006-03-31
GUITAR CENTER INC
filed 2006-05-10
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of May 5, 2006, there were 26,266,944 shares of our Common Stock, $.01 par value, outstanding.

GUITAR CENTER, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,932	$14,529
Accounts receivable, less allowance for doubtful accounts of $2,369 and $2,844, respectively	31,751	40,844
Merchandise inventories	445,894	445,771
Prepaid expenses and other current assets	14,688	15,533
Deferred income taxes	11,803	13,492
Total current assets	514,068	530,169
Property and equipment, net of accumulated depreciation and amortization of $132,906 and $125,440, respectively	157,817	149,209
Goodwill	87,213	85,929
Intangible and other assets, net	14,006	14,883
	$773,104	$780,190
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$89,329	$79,497
Accrued expenses and other current liabilities	72,193	106,181
Merchandise advances	21,931	25,127
Borrowing under revolving line of credit	30,049	32,266
Total current liabilities	213,502	243,071
Other long-term liabilities	12,727	11,995
Deferred income taxes	15,331	20,307
Long-term debt	100,000	100,000
Total liabilities	341,560	375,373
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 55,000 shares, issued and outstanding 26,236 at March 31, 2006 and 26,092 at December 31, 2005	262	261
Additional paid-in capital	337,774	326,755
Retained earnings	93,508	77,801
Stockholders’ equity	431,544	404,817
	$773,104	$780,190

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$470,747	$396,386
Cost of goods sold, buying and occupancy	334,241	285,214
Gross profit	136,506	111,172
Selling, general and administrative expenses	109,114	84,471
Operating income	27,392	26,701
Interest expense, net of interest income of $75 and $503, respectively	1,852	875
Income before income taxes	25,540	25,826
Income taxes	9,833	9,942
Net income	$15,707	$15,884

Net income per share:
Basic	$0.60	$0.62
Diluted	$0.55	$0.56

Weighted average shares outstanding:
Basic	26,176	25,593
Diluted	29,863	29,724

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$15,707	$15,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,376	5,859
Amortization of deferred financing fees	261	261
Stock-based compensation	7,083	—
Tax benefit from exercise of stock options	—	7,059
Deferred income taxes	(2,400)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,429	6,659
Merchandise inventories	1,761	(13,399)
Prepaid expenses and other current assets	845	(1,849)
Deposits and other assets	(264)	1,011
Accounts payable	9,832	25,177
Accrued expenses and other current liabilities	(35,312)	(25,622)
Merchandise advances	(3,196)	(2,998)
Other long-term liabilities	732	833
Net cash provided by operating activities	12,854	18,875
Investing activities:
Purchase of property and equipment	(16,099)	(22,879)
Purchase of available-for-sale securities	—	(27,305)
Proceeds from sale of available-for-sale securities	—	1,309
Acquisition of businesses	(3,072)	—
Net cash used in investing activities	(19,171)	(48,875)
Financing activities:
Net change in borrowing under revolving line of credit	(2,217)	—
Proceeds from exercise of stock options	2,407	7,752
Tax benefit from exercise of stock options	1,530	—
Net cash provided by financing activities	1,720	7,752
Net decrease in cash and cash equivalents	(4,597)	(22,248)
Cash and cash equivalents at beginning of period	14,529	60,453
Cash and cash equivalents at end of period	$9,932	$38,205
Non-cash investing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	$336	$—
Merchandise inventories	1,884	—
Deferred income taxes	887	—
Intangible assets	5	—
Goodwill	1,284	—
Total assets acquired	4,396	—
Total liabilities assumed – current liabilities	(1,324)	—
Net assets acquired	$3,072	$—

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2006, our retail subsidiary operated 171 Guitar Center stores across the United States, with 129 stores in 51 primary markets, 40 stores in secondary markets and two stores in tertiary markets. In addition, as of March 31, 2006, our Music & Arts Center division operated 87 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Guitar Center, Inc. and subsidiaries as of March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

2. Acquisition of Businesses

During the three months ended March 31, 2006, our Music & Arts Center division acquired a total of six stores and the related assets. The results of operations of the acquired stores were not material to the consolidated financial statements and, as such, pro forma financial information is not presented for these acquisitions. The results of operations of the acquired stores are included in the consolidated financial statements from the respective dates of acquisition.

The aggregate purchase price for the acquisitions in the first quarter of 2006 totaled $3.0 million, which was principally allocated to inventories of $1.9 million, accounts receivable of $0.3 million and goodwill of $0.8 million.

On April 15, 2005, we completed the acquisition of Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. At the time of the acquisition, Music & Arts Center, Inc. operated 61 retail locations, primarily located in the Northeast, Mid-Atlantic and Southern regions of the U.S. We acquired Music & Arts Center, Inc. to expand our existing presence in the band and orchestra instrument business. The acquired business and our existing American Music Group business were combined into a new division under the Music & Arts Center name. In the quarter ended March 31, 2006, we recorded purchase price adjustments resulting in a net increase in goodwill of $0.5 million.

All changes to goodwill during the three months ended March 31, 2006 related to the Music & Arts Center segment.

3. Intangible Asset

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of March 31, 2006 and December 31, 2005 (dollars in thousands, life in years):

		March 31, 2006
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized Trademark	—	$5,000	$—	$5,000
Amortized
Customer contracts	1.4	3,430	(2,348)	1,082
Covenants not to compete	3.7	2,205	(766)	1,439
Other	2.6	834	(414)	420
Total Intangible Assets		$11,469	$(3,528)	$7,941

		December 31, 2005
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized Trademark	—	$5,000	$—	$5,000
Amortized
Customer contracts	1.4	3,430	(1,734)	1,696
Covenants not to compete	3.7	2,200	(596)	1,604
Other	2.6	834	(317)	517
Total Intangible Assets		$11,464	$(2,647)	$8,817

Amortization of intangible assets is included in selling, general and administrative expenses.

Estimated amortization expense related to intangible assets at March 31, 2006, for the remainder of 2006 and for each of the years through December 31, 2009 is:  remainder of 2006 - $1.8 million; 2007 - $0.6 million; 2008 - $0.3 million; 2009 - $0.2 million.

4. Earnings Per Share

The following table summarizes the calculation of basic to diluted weighted average shares and diluted income per share for the periods presented below:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Net income, as reported	$15,707	$15,884
Add back interest, net of tax, on 4% Senior Convertible Notes (a)	782	727
Net income excluding interest expense on 4% Senior Convertible Notes	$16,489	$16,611

Basic weighted average shares outstanding	26,176	25,593
Dilutive effect of stock options outstanding	795	1,239
Shares issuable on assumed conversion of 4% Senior Convertible Notes (b)	2,892	2,892
Diluted weighted average shares outstanding	29,863	29,724

Diluted income per share	$0.55	$0.56

(a)           Represents the interest expense, including contingent interest and amortization of deferred financing costs, on the 4% Senior Convertible Notes (the “Senior Convertible Notes”), net of tax, using an effective tax rate of 38.5%.

(b)           Represents the number of common shares issuable upon the conversion of the Senior Convertible Notes.

For the three months ended March 31, 2006 and 2005, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and the conversion of the Senior Convertible Notes.

For the three months ended March 31, 2006, options to acquire 533,400 weighted-average shares at prices ranging from $53.08 to $64.66 were outstanding but were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock. For the three months ended March 31, 2005, all options outstanding had a dilutive effect.

For the three months ended March 31, 2006 and 2005, the 2.9 million shares of common stock issuable upon conversion of the Senior Convertible Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted earnings per share under the “if-converted” method of accounting under which the after-tax interest expense, including contingent interest and amortization of deferred financing costs, for the period is added back to net income.

5. Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts Center and Musician’s Friend direct response. Management evaluates segment performance based primarily on net sales and income (loss) before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

The following table summarizes financial information for our operating segments as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 (in thousands):

	Guitar Center	Music & Arts (1)	Direct Response	Total
Three months ended March 31, 2006:
Net sales	$339,291	$33,185	$98,271	$470,747
Gross profit	92,383	15,423	28,700	136,506
Depreciation and amortization	6,351	1,306	719	8,376
Selling, general and administrative expenses	71,634	14,973	22,507	109,114
Income (loss) before income tax (benefit)	21,139	(2,302)	6,703	25,540
Capital expenditures	13,690	924	1,485	16,099

Three months ended March 31, 2005:
Net sales	$294,643	$10,238	$91,505	$396,386
Gross profit	79,690	3,832	27,650	111,172
Depreciation and amortization	4,828	510	521	5,859
Selling, general and administrative expenses	61,438	5,164	17,869	84,471
Income (loss) before income tax (benefit)	17,834	(2,103)	10,095	25,826
Capital expenditures	21,456	243	1,180	22,879

Total assets at March 31, 2006	$504,651	$196,617	$71,836	$773,104
Total assets at December 31, 2005	$512,802	$197,045	$70,343	$780,190

(1)           For the three months ended March 31, 2005, the information included for the Music & Arts Center division included only the operations of American Music.

6. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. For performance share awards, stock-based compensation expense is measured at the market price of the Company's stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance. We elected the modified prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

Total stock-based compensation expense included in our consolidated statement of income for the three months ended March 31, 2006 was $7.1 million ($4.4 million, net of tax), or $0.15 per diluted share. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 were $4.3 million and $2.6 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. If we had not adopted SFAS No. 123(R), our basic and diluted income per share for the three months ended March 31, 2006 would have been increased by $0.10 and $0.09, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. For the three months ended March 31, 2006, $1.5 million of tax benefit from exercise of stock options reported in financing cash flows would have been reported as in operating cash flows had SFAS No. 123(R) not been adopted.

The following table details the effect on net income and income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005 (in thousands, except per share data):

Three months ended
March 31, 2005
Net income, as reported	$15,884
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,425
Pro forma net income	$14,459

Income per share:
Basic—as reported	$0.62
Basic—pro forma	$0.56
Diluted—as reported	$0.56
Diluted—pro forma	$0.51

Incentive Compensation Plans

Our 2004 Incentive Stock Award Plan (as amended, the “2004 Plan”) provides for issuance of stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Substantially all stock awards are currently issued under the 2004 Plan.

Prior to fiscal 2004, the Company had adopted various stock option plans (the “Prior Plans”). A small number of grants are expected to be made under the Prior Plans, and outstanding awards under the Prior Plans will continue to be in effect.

Under the 2004 Plan and the Prior Plans, an aggregate of 1.1 million shares of common stock were available for issuance as of March 31, 2006. On April 28, 2006, our stockholders approved an additional 0.7 million shares to be available for grant under the 2004 Plan. The Company generally issues new shares for stock option exercises, performance share awards and restricted stock awards.

Stock Options

Option grants are issued at market value on the date of grant and generally vest over four years. Option grants generally expire ten years after the date of grant.

In the second quarter of 2005, we converted to a lattice-based binomial model from a Black-Scholes model. The conversion was implemented beginning with grants issued during the second quarter of 2005. The fair value of our grants issued prior to the second quarter of 2005 was determined using best-estimate assumptions effective as of the grant date using the Black-Scholes model.

Using the lattice-based binomial model, the fair value of each option award is estimated based on the assumptions noted in the following table. Because lattice-based binomial models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock and implied volatilities for open market exchanged options issued “near-the-money”. The Company uses historical data to estimate option exercise and employee departure behavior. Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The range in expected term results from the different post-vesting behaviors exhibited by senior management and the other participants. The risk free interest rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

The assumptions used to value option grants for the quarters ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
Valuation Model	Binomial Lattice	Black- Scholes
Expected volatility range	35 – 50%	NA
Weighted-average expected volatility	42.4%	59.7%
Expected term (in years)	4.75 – 5.74	6.36
Risk-free interest rate	4.4 – 4.8%	4.3%
Expected dividends	—	—

Stock option activity for all plans during the three months ended March 31, 2006 is as follows:

	No. of Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,802,394	$31.94
Granted	15,000	54.72
Exercised	(142,976)	16.83
Forfeited	(19,048)	49.37
Outstanding at March 31, 2006	2,655,370	$32.76	6.84	$46,106

Exercisable at March 31, 2006	1,623,865	$22.96	4.55	$39,882

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $19.80. There were no stock option grants in the three months ended March 31, 2005. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the three months ended March 31, 2006 and 2005 was $5.1 million and $21.7 million, respectively.

In February 2006, the Company entered into an agreement (the “Transition Agreement”) with its former Chief Financial Officer upon his retirement from the Company. The Transition Agreement provided for the immediate acceleration of all of his outstanding options totaling 32,002 shares. The resulting stock-based compensation expense recognized in the three months ended March 31, 2006 related to this acceleration was $0.8 million ($0.5 million net of tax).

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified employee stock purchase plan under which options are granted to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering period, which end in June and December. The participants purchase the shares through payroll deductions.

For the quarter ended March 31, 2006, the ESPP option grants were valued using a lattice-based binomial model. The assumptions were as follows:  expected volatility range 32 – 40% with average expected volatility of 36%, expected term 6 months, and risk-free interest rate 4.0%. The weighted-average grant-date fair value of the ESPP options granted during the three months ended March 31, 2006 was $12.88.

Long Term Incentive Plan

In July 2005, we adopted the 2005 Long Term Incentive Plan (the “LTIP”), which provides equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis. The performance period under the LTIP began on July 1, 2005 and ends on December 31, 2007. Awards under the LTIP are made under the 2004 Plan or any successor plan. It is expected that each participant will receive an annual grant of stock options under the 2004 Plan, pursuant to its terms. Performance shares in the form of common stock are earned by the participants based upon specified objective performance goals during the ten quarter performance period of the LTIP. The target number of performance shares potentially issuable under the LTIP is expected to be 244,800, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. The number of shares issuable could also increase if we add additional executives to the plan. The compensation committee also has the discretion to make cash payments in lieu of performance shares.

Stock-based compensation expense related to the LTIP is estimated based on our ten quarter forecasted performance compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. The grant-date fair value was based on the quoted market value on the date the LTIP received final approval from the compensation committee in September 2005.

For the quarter ended March 31, 2006, we recorded stock-based compensation expense related to the LTIP of $3.3 million ($2.0 million net of tax), or $0.07 per diluted share. Included in the $3.3 million expense is $1.8 million ($1.1 million after tax), or $0.04 per diluted share, of stock-based compensation expense related to the LTIP that should have been recorded in the fourth quarter of 2005 under the variable plan accounting method established by APB No. 25. We do not believe that this misstatement is material to our current or previously issued consolidated financial statements. Stock-based compensation for the LTIP related to the quarter ended March 31, 2006 was $1.5 million ($0.9 million net of tax), or $0.03 per diluted share.

Restricted Stock Awards

Restricted stock awards have generally been made to the directors of the Company and are measured on the date of grant. These time-based awards vest over three to five years and are forfeitable under certain conditions.

A summary of the Company’s performance share and restricted stock awards as of and for the three months ended March 31, 2006 is presented below:

	No. of Shares (1)	Weighted-Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	502,698	$56.06
Granted	319	54.72
Vested	(969)	46.22
Forfeited	—	—
Nonvested balance stock at March 31, 2006	502,048	$56.08

(1)           Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The total fair value of restricted stock vested during the three months ended March 31, 2006 was immaterial. Based on our latest estimates, there was $7.7 million ($4.7 million net of tax) of total unrecognized compensation cost for nonvested shares, as of March 31, 2006, that is expected to be recognized over a period of 1.8 years.

7. Legal Proceedings

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, L.L.C. to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys’ fees.

On March 6, 2006, defendants, jointly and separately, filed responsive pleadings comprised of four motions to dismiss and a motion to strike. On or about March 21, 2006, plaintiff sought leave of the court to file an amended complaint, which was granted by the court. The amended complaint was filed by plaintiff on April 10, 2006. The amended complaint abandoned an alleged violation of the Antidumping Act of 1916, and now asserts, among other things, additional common law violations. We and the other defendants have 30 days to file responsive pleadings.

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

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California. Among other things, the lawsuits alleged that we improperly failed to document and enforce break-time and lunch-time periods for such employees and sought an unspecified amount of damages, penalties and attorneys’ fees. In March 2006, the court granted its preliminary approval of the proposed class settlement that we had reached with the other parties on December 15, 2005. Under the terms of the proposed settlement, we will make cash payments of up to $3.5 million to fully resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees and the costs of a third-party administrator.

In addition to the lawsuits described above, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of those proceedings cannot be predicted with certainty, we believe that the final outcome of those matters will not have a material adverse effect on our business, financial condition and results of operations.

8. Subsequent Events

On April 26, 2006, we entered into an amendment of our credit facility. The amendment increases the maximum borrowings available under the credit facility from $125 million to $200 million, with the option to increase the line an additional $50 million under certain circumstances, as defined, in each case subject to borrowing base and minimum availability limitations. The amendment also extends the maturity date of the facility to December 2011, reduces the interest rate charged over the applicable index rates and increases the borrowing base as a percentage of working capital. Details of the amendment were included in the Current Report on Form 8-K we filed on April 26, 2006.

On April 28, 2006, our stockholders approved an increase in the number of authorized shares of common stock from 55 million to 100 million and an increase to the shares available for grant under the 2004 Plan from 2.1 million to 2.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2006, our retail subsidiary operated 171 Guitar Center stores across the United States, with 129 stores in 51 primary markets, 40 stores in secondary markets and two stores in tertiary markets. In addition, as of March 31, 2006, our Music & Arts Center division operated 87 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

During the first quarter, we opened a total of 10 Guitar Center stores, including three primary market stores in Allen Park, Michigan, El Paso, Texas and Clearwater, Florida, six secondary market stores in Madison, Wisconsin, Appleton, Wisconsin, Rockford, Illinois, Portland, Maine, Evansville, Indiana, and Gilroy, California and one tertiary market store in Terre Haute, Indiana. These stores added 118,450 square feet of Guitar Center retail space and brought us to a total of 2.5 million square feet of Guitar Center retail space at the end of the quarter.

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

From 2001 to 2005, our net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 21% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts Center brand names. We achieved comparable store sales growth of 6.3% for the first quarter of 2006 compared to 5.3% for the first quarter of 2005 for our Guitar Center retail division. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

Financial Reporting Change

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on fair values rather than pro forma footnote disclosure.

Effective January 1, 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. For additional information on our adoption of
SFAS No. 123(R), see Note 6, Stock-Based Compensation, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Executive Summary

Consolidated net sales for the quarter ended March 31, 2006 increased 18.8%, or $74.4 million, to $470.7 million compared to $396.4 million in the first quarter of 2005. Consolidated net income for the quarter was $15.7 million, which is a decrease of 1.1% compared to the first quarter of 2005. Income per diluted share decreased to $0.55 from $0.56 in the first quarter of 2005.

For the quarter, our Guitar Center stores generated 6.3% comparable store sales growth and an increase of 15.2% in total net sales compared to the first quarter of 2005. Sales from new stores totaled $26.3 million and represented 58.9% of the overall increase in sales. We opened 10 new Guitar Center stores in the quarter.

Musician’s Friend, our direct response unit, generated an increase in net sales of 7.4% for the quarter to $98.3 million compared to $91.5 million in the first quarter of 2005. Within the overall sales increase for direct response, our web-based sales grew at a rate of 12.7% in the first quarter of 2006, reflecting an increased consumer preference in using the web to place orders. Gross profit margins decreased by 1.0% of net sales reflecting a lower selling margin due to reduced shipping and handling revenue resulting from the competitive environment and higher freight expense.

On April 15, 2005, we completed our acquisition of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Financial results for the first quarter of 2005 reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the quarter are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music stores.

Primarily as a result of this acquisition, the net sales for the Music & Arts Center business increased to $33.2 million for the three months ended March 31, 2006 from $10.2 million for the same period in 2005. Comparable sales for the quarter decreased 1.4%. Comparable sales decreased principally due to the reduction in low margin institutional sales which is not part of our ongoing Music & Arts Center strategy. We saw gross margin expand to 46.5% for the three months ended March 31, 2006 compared to 37.4% for the same period in 2005. This margin expansion is principally due to improved product mix and better pricing under the Music & Arts Center business and the elimination of the institutional sales.

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

Valuation of Inventory

We value our merchandise inventory at the lower of cost using the weighted-average method or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to inventory and to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.8 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserves against cooperative advertising and rebate receivables are determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $9.4 million and $7.8 million for the three months ended March 31, 2006 and 2005, respectively. We earned and recognized vendor rebates of $9.2 million and $7.2 million for the three months ended March 31, 2006 and 2005, respectively. None of these credits are recorded as revenue.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) to account for our stock-based compensation plans. We elected the modified prospective method of adoption, which permitted application of the new requirements on a prospective basis. Accordingly, prior period amounts have not been restated. Under this application, stock-based compensation is recorded for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program, performance share awards, and restricted stock awards.

Under SFAS No. 123(R), we determine the fair value of stock options, including options granted under our Employee Stock Purchase Plan (the “ESPP”), using a lattice-based binomial model. Assumptions used in the model were developed in consultation with an outside valuation specialist. The model requires the input of several assumptions including expected volatility, dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior. Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants. These assumptions reflect management’s best estimates, but they involve inherent uncertainties based on market conditions, generally outside of our control. As a result, if other assumptions were used, total stock-based compensation cost, as determined in accordance with SFAS No. 123(R) could have been materially impacted. Furthermore, if different assumptions are used for future grants, stock-based compensation could be materially impacted in future periods.

Also, under SFAS No. 123(R), stock-based compensation expense is recorded net of estimated forfeitures. The forfeiture rate assumption used in determining stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Stock-based compensation expense related to performance share awards issued under our Long Term Incentive Plan (the “LTIP”) is estimated based on our forecasted performance compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. Under SFAS No. 123(R), the fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Three months ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Gross profit	29.0	28.0
Selling, general and administrative expenses	23.2	21.3
Operating income	5.8	6.7
Interest expense, net	0.4	0.2
Income before income tax expense	5.4	6.5
Income taxes	2.1	2.5
Net income	3.3%	4.0%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net sales for the three months ended March 31, 2006 increased 18.8% to $470.7 million, compared to $396.4 million for the same period in 2005.

Net sales from Guitar Center stores for the three months ended March 31, 2006 totaled $339.3 million, a 15.2% increase from $294.6 million for the same period in 2005. Sales from new stores were

$26.3 million and represented 58.9% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales for the quarter increased 6.3%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

The financial information for the Music & Arts Center division for the three months ended March 31, 2006 include the results of the combined businesses of Music & Arts Center, Inc. and American Music, while the results for the first quarter of 2005 include only American Music. However, comparable sales for the quarter are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music. Net sales from Music & Arts Center for the three months ended March 31, 2006 totaled $33.2 million compared to $10.2 million for the same period in 2005. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. on April 15, 2005. Comparable sales for only American Music locations decreased 22.2% while comparable sales for only Music & Arts Center locations increased 8.3%, resulting in a combined comparable sales decrease of 1.4% for the first quarter of 2006. Comparable sales decreased at American Music principally due to the reduction in low margin institutional sales which is not part of our ongoing Music & Arts Center strategy.

Net sales from the direct response channel totaled $98.3 million for the three months ended March 31, 2006, a $6.8 million, or 7.4%, increase from 2005. Sales from the contact center, which represent sales placed via phone, live chat, mail and e-mail, increased to $38.6 million for the three months ended March 31, 2006 compared to $38.5 million for the same period in 2005. We continue to face increased competition. We expect that this trend of increased competition in the direct response channel and its negative impact on that segment’s net sales and gross margin to continue for the foreseeable future. Internet sales from orders placed via the Musician’s Friend, Giardinelli, Amazon and Musician.com web sites increased 12.7% to $59.7 million in the first quarter of 2006 from $53.0 million for the same period in 2005. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions, and that the web site includes a more complete inventory presentation than our catalogs.

Consolidated gross profit for the three months ended March 31, 2006 compared to 2005 increased 22.8% to $136.5 million from $111.2 million. Gross profit as a percentage of net sales for the three months ended March 31, 2006 compared to 2005 increased to 29.0% from 28.0%.

Gross profit as a percentage of net sales for Guitar Center was 27.2% in the first quarter of 2006 compared with 27.0% in the first quarter of 2005. The increase is due to higher selling margin 0.7% offset by higher occupancy costs 0.3% and higher freight costs 0.2%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

The gross profit margin for the Music & Arts Center division was 46.5% for the three months ended March 31, 2006 compared to 37.4% for the same period in 2005. The increase in gross profit margin is due to higher selling margin 10.3% offset by increased shrink 1.0% and higher occupancy costs 0.2%. The improved selling margin was driven by a change in product mix and better pricing under the Music & Arts business as compared to the American Music business in 2005. We discontinued our low margin institutional business sales which are not part of our ongoing Music & Arts Center strategy.

Gross profit margin for the direct response division was 29.2% for the three months ended March 31, 2006 compared to 30.2% in the first quarter of 2005. The decrease was primarily due to lower selling margin due to reduced shipping and handling income resulting from the competitive environment 0.7%, increased freight costs 0.2% and increased purchasing costs 0.1%.

Consolidated selling, general and administrative expenses for the three months ended March 31, 2006 increased 29.2% to $109.1 million from $84.5 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 23.2% for the first quarter in 2006 compared to 21.3% in the first quarter of 2005. The increase in the SG&A rate as a percentage of sales was primarily due to stock-based compensation expenses and the one-time severance expense for the retirement of our former Chief Financial Officer. For the three months ended March 31, 2006, total stock-based compensation expenses were $7.1 million, or 1.5% of consolidated net sales, comprised of the following components:

	Amount in millions	% of consolidated net sales
Stock-based Compensation Expense for the three months ended March 31, 2006:
Stock options and ESPP for the quarter ended March 31, 2006	$3.0	0.6%
Acceleration of stock option vesting related to the retirement of our former Chief Financial Officer in February 2006	0.8	0.2
Total expense from options and ESPP	3.8	0.8
LTIP performance related to the fourth quarter of 2005	1.8	0.4
LTIP performance related to the quarter ended March 31, 2006	1.5	0.3
Total expense from LTIP	3.3	0.7
Total stock-based compensation expense	$7.1	1.5%

The stock-based compensation related to stock options and ESPP was recorded as a result of the adoption of
SFAS No. 123(R) effective January 1, 2006. Upon the retirement of our former Chief Financial Officer in February 2006, all of his remaining unvested options totaling 32,002 shares immediately vested. Pursuant to SFAS No. 123(R), a stock-based compensation expense in the amount of $0.8 million was recorded due to the vesting acceleration. A total of $3.3 million of stock-based compensation expense related to the LTIP was recorded in the three months ended March 31, 2006. Included in this figure was $1.8 million of expense that should have been recorded in the consolidated financial statements in the fourth quarter of 2005. The error was discovered subsequent to the issuance of the 2005 consolidated financial statements. We do not believe that this misstatement is material to our current or previously issued consolidated financial statements. The remaining LTIP expense of $1.5 million relates to the initial adoption of SFAS No. 123(R) and recognition of performance under the LTIP provisions for the first quarter of 2006.

Selling, general and administrative expenses for the Guitar Center stores in the first quarter of 2006 were 21.1% as a percentage of net sales compared to 20.9% in first quarter of 2005. The increase is primarily due to stock-based compensation expense allocated to this segment 1.2% and severance expense related to the retirement of our former Chief Financial Officer 0.2% offset by improved leveraging of advertising costs 0.5% and improved leveraging of corporate overhead, including lower profit sharing expense 0.3% and lower equipment rent costs 0.4%.

Selling, general and administrative expenses for Music & Arts Center were 45.1% of sales in the first quarter of 2006 compared to 50.4% in the first quarter of 2005. The reduction in expenses was primarily due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center, Inc. and American Music. The reductions as a percentage of net sales were in payroll 6.0%, depreciation 3.1%, automobile and travel 1.5%, and computer maintenance 0.9%. Higher expenses were experienced in the first quarter of 2006 in amortization expense associated with intangible assets from acquired businesses 2.4%, stock-based compensation expense allocated to this segment 2.0%, bad debt expense 1.3% and credit card expense 0.5%.

Selling, general and administrative expenses for the direct response division were 22.9% of sales in the first quarter of 2006 compared to 19.5% in the first quarter of 2005. The increase was primarily due to stock-based compensation expense allocated to this segment 2.4%, higher salary costs 0.8%, insurance 0.4%, computer maintenance 0.2%, depreciation and amortization 0.2%, moving expense 0.1%, and supplies expense 0.1% offset by lower advertising 0.9%. The lower advertising was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing.

Operating income increased 2.6% to $27.4 million for the three months ended March 31, 2006 from $26.7 million in the comparable 2005 period. As a percentage of net sales, consolidated operating income declined to 5.8% from 6.7% in the first quarter of 2005. This decline reflects the impact of the stock-based compensation expenses and the one-time severance expenses for the retirement of our former Chief Financial Officer partially offset by improved consolidated gross profit margins in the first quarter of 2006.

Interest expense, net for the three months ended March 31, 2006 increased to $1.9 million from $0.9 million in the first quarter of 2005. The increase is due to borrowings under the revolving credit facility that were primarily used to fund the acquisition of Music & Arts Center, Inc. on April 15, 2005.

For the three months ended March 31, 2006, a $9.8 million provision for income taxes was recorded compared to $9.9 million for the same period in 2005, based on an effective tax rate of approximately 38.5% for both periods. The effective tax rate is subject to ongoing review and evaluation and may fluctuate in future quarters.

Net income for the three months ended March 31, 2006 decreased 1.1% to $15.7 million, compared to $15.9 million in the same period in 2005 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2005 for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of March 31, 2006, we had $30.0 million in borrowings outstanding under our credit facility and had available borrowings of $77.9 million (net of $7.1 million of outstanding letters of credit).

Our credit facility with a syndicate of banks led by Wells Fargo Retail Finance, as amended through April 26, 2006, permits borrowings up to $200 million (which may be increased to $250 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate plus applicable prime margin, or London Interbank Offered Rate (“LIBOR”), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures, and also require that we satisfy a minimum availability test. The minimum availability test requires that we maintain $12.5 million of reserved availability under the agreement based on its borrowing base limitations. The amount we disclose in our public reports from time to time as available to borrow under the agreement is already reduced by this required reserve and outstanding letters of credit, and thus represents a net amount available under the agreement. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2011.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes (the “Notes”) due 2013. The convertible notes bear interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006 (0.43% per annum for the current payment period due July 15, 2006), and are convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the convertible notes, subject to certain exceptions, they are not convertible into common stock unless and until the trading price of the common stock reaches at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur. As of March 31, 2006, the convertible notes were convertible for the current quarterly conversion period. The convertible notes will also become convertible upon the occurrence of specified corporate transactions and other events described in the indenture. The final maturity of the convertible notes is July 2013, although holders may require us to repurchase the Notes at their election in July 2008, July 2010 or upon the occurrence of a change in control, in each case for a purchase price equal to the original principal amount plus accrued interest. The indenture governing the convertible notes does not limit our ability to incur indebtedness or otherwise substantively restrict the operation of our business to any significant degree. Subject to limited cure periods, the holders of the convertible notes may demand repayment of these borrowings prior to the stated maturity upon the occurrence of specified events, including if we fail to pay interest or principal when due, if we fail to satisfy our conversion obligation, if another obligation of ours having an outstanding principal amount in excess of $15 million is accelerated prior to stated maturity and upon the occurrence of specified events of insolvency.

We may call the Notes for redemption beginning July 15, 2006.

During 2002 we entered into master operating lease agreements with General Electric Capital Corporation and US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. The agreements call for monthly payments of $138,000 through September 30, 2009.

The terms of our significant financing agreements, including those related to our credit facility, the Notes and the equipment lease facilities described above, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of our equity capital relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We anticipate making additional capital investments of $8.0 million to $10.0 million in fiscal 2006 in connection with the expansion of our Guitar Center stores distribution center and we expect to incur increased rent expense for the expanded distribution center starting during the third quarter of 2006. On March 30, 2006, our Musician’s Friend division executed a lease agreement for a new distribution center for our direct response business that will have a capacity significantly exceeding the capacity of the current distribution center that it will replace. This lease is treated as an operating-type lease for accounting purposes. Details of the lease agreement were included in the Current Report on Form 8-K we filed on March 30, 2006.

Net cash provided by operating activities was $12.9 million for the three months ended March 31, 2006 compared to $18.9 million for the same period in 2005. The positive operating cash flow was primarily due to the net income generated in the first quarter of $15.7 million. The fluctuation in operating accounts did not have a significant net impact upon our operating cash flows. The largest use of cash in the quarter was a reduction of accrued expenses and other current liabilities of $35.3 million primarily due to payments of income taxes and sales taxes.

Cash used in investing activities decreased to $19.2 million for the three months ended March 31, 2006 compared to $48.9 million for the same period in 2005. In the first quarter of 2006, our capital expenditures consisted primarily of expenditures for new stores and remodels of $9.6 million compared to $9.4 million in the same period in 2005, computer equipment purchases of $3.7 million compared to $1.9 million in the same period in 2005, and expenditures related to the expansion of our distribution center facilities of $2.1 million. Also, in the first quarter of 2006, our acquisition of businesses for the Music & Arts Center division totaled $3.1 million. In the first quarter of 2005, we purchased a corporate airplane for $10.6 million and we purchased available-for-sale securities of $27.3 million.

Cash provided by financing activities totaled $1.7 million for the three months ended March 31, 2006 compared to $7.8 million in the same period in 2005. In the first quarter of 2006, exercises of stock options provided $3.9 million, including $1.5 million in tax related benefits that are reflected in cash flows from financing activities. In the same period for 2005, exercises of stock options provided $14.8 million, including $7.1 million in tax related benefits that are reflected in cash flows from operating activities. In addition, in the first quarter of 2006, we made net repayments of $2.2 million on our revolving credit facility.

We believe that our current operating cash flows, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings. We anticipate our capital expenditures will be between $76 million and $82 million for the remainder of fiscal 2006.

Our known capital resource and liquidity requirements for 2006 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our line of credit. We believe that our borrowing ability under the recently amended credit facility will be sufficient to provide the seasonal liquidity we believe will be required during the 2006 fiscal year.

Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations including the senior convertible debentures which the indenture permits us to call for redemption at our election commencing in July 2006. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all. If we require but are unable to obtain additional liquidity on favorable terms, we may be required to curtail our growth plans and our financial condition and results of operations would likely be materially adversely impacted.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the three months ended March 31, 2006, we opened a total of ten new Guitar Center stores, consisting of three stores in primary markets, six stores in secondary markets and one store in a tertiary market. We expect our cost of capital improvements for a primary market Guitar Center store to average approximately $1.2 million consisting of leasehold improvements, fixtures and equipment. A new primary market store is also expected to require $2.0 to $2.5 million in gross inventory. We have developed secondary market Guitar Center stores to build in sites that we do not believe will support our primary market format units. For our secondary market stores, we expect to require an average of approximately $900,000 in capital improvements and $1.7 to $2.0 million in gross inventory. Our first tertiary market store to serve smaller population centers was opened in late 2005 and our second was opened in the first quarter of 2006. For our tertiary market stores, we  expect to require an average of approximately $575,000 in capital improvements and approximately $1.0 million in gross inventory. These capital expenditures reflect the increasing construction costs that we have recently begun to experience. We expect these increases to continue for the foreseeable future, and these costs may increase above our expectations.

We are also anticipating additional capital and strategic investments related to improving our fulfillment facilities and upgrading our technology and systems, including an enterprise data warehouse, retail point of sale system replacement, retail inventory management systems improvements, and enterprise systems replacement for our direct response division. We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are reasonably likely to materially affect our consolidated financial statements.

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

Forward-Looking Statements; Business Risks

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management’s current views regarding new store openings, capital expenditure levels and the dates new facilities and systems will become operational. Statements regarding new store openings are based largely on our current expectations and are necessarily subject to associated business risks related to, among other things, the identification of suitable sites or acquisition opportunities, the timely construction, staffing and merchandising of those stores and other matters, some of which are outside of our control. Statements regarding the dates new facilities and systems will become operational are dependent upon third parties and events beyond our control, such as the availability of third party consulting resources, construction delays, technology development delays and other events. Sales and earnings trends are also affected by many other factors including, among others, world and national political events, including general economic conditions, the effectiveness of our promotion and merchandising strategies, our ability to integrate and profitably operate acquired businesses, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our outstanding indebtedness represented by $100 million principal amount of our convertible notes with a fixed interest rate of 4% (subject to contingent interest commencing January 15, 2006) and our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. As of March 31, 2006, the fair value of our 4% Senior Convertible Notes was $140 million, based on quoted market prices. At March 31, 2006, we had $30.0 million in outstanding borrowings under our credit facility. To the extent prevailing short-term interest rates fluctuates, the interest expense we incur on our credit facility will change with a resulting effect (positive or negative) on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings and cash flows of $0.3 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, see Note 7 of Notes to Consolidated Financial Statements “Legal Proceedings”, which is incorporated by reference in response to this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainities not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibit Number	Description
10.1

Lease Agreement between Musician’s Friend, Inc. and Panattoni Development Company, LLC, dated effective as of March 30, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 30, 2006).

10.2

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, effective April 26, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 26, 2006).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2006.

Guitar Center, Inc.

/s/ ERICK MASON

Erick Mason, Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial
Officer)