Form 10-Q
period 2006-06-30
GUITAR CENTER INC
filed 2006-08-09
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐      No ☒

As of August 4, 2006, there were 29,265,199 shares of our common stock, $.01 par value, outstanding.

GUITAR CENTER, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$10,926	$14,529
Accounts receivable, less allowance for doubtful accounts of $2,972 and $2,844, respectively	34,939	40,844
Merchandise inventories	493,173	445,771
Prepaid expenses and other current assets	17,787	15,533
Deferred income taxes	16,334	13,492
Total current assets	573,159	530,169
Property and equipment, net of accumulated depreciation and amortization of $140,640 and $125,440, respectively	172,118	149,209
Goodwill	95,701	85,929
Intangible assets, net	8,123	9,142
Other assets, net	5,535	5,741
Total assets	$854,636	$780,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,382	$79,497
Accrued expenses and other current liabilities	64,446	106,181
Merchandise advances	20,199	25,127
Borrowing under revolving line of credit	87,549	32,266
Total current liabilities	271,576	243,071
Other long-term liabilities	14,433	11,995
Deferred income taxes	15,112	20,307
Long-term debt	99,815	100,000
Total liabilities	400,936	375,373
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares at June 30, 2006 and 55,000 shares at December 31, 2005, issued and outstanding 26,374 at June 30, 2006 and 26,092 at December 31, 2005	264	261
Additional paid-in capital	346,499	326,755
Retained earnings	106,937	77,801
Total stockholders’ equity	453,700	404,817
Total liabilities and stockholders’ equity	$854,636	$780,190

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,
	2006	2005
Net sales	$457,978	$402,296
Cost of goods sold, buying and occupancy	326,621	286,956
Gross profit	131,357	115,340
Selling, general and administrative expenses	107,984	92,429
Operating income	23,373	22,911
Interest expense, net of interest income of $73 and $146, respectively	2,374	1,915
Income before income taxes	20,999	20,996
Income taxes	7,570	8,085
Net income	$13,429	$12,911

Net income per share:
Basic	$0.51	$0.50
Diluted	$0.47	$0.46

Weighted average shares outstanding:
Basic	26,278	25,885
Diluted	30,012	29,836

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six months ended June 30,
	2006	2005
Net sales	$928,725	$798,682
Cost of goods sold, buying and occupancy	660,862	572,170
Gross profit	267,863	226,512
Selling, general and administrative expenses	217,098	176,900
Operating income	50,765	49,612
Interest expense, net of interest income of $148 and $649, respectively	4,226	2,790
Income before income taxes	46,539	46,822
Income taxes	17,403	18,027
Net income	$29,136	$28,795

Net income per share:
Basic	$1.11	$1.12
Diluted	$1.03	$1.02

Weighted average shares outstanding:
Basic	26,227	25,740
Diluted	29,849	29,780

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net income	$29,136	$28,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,192	13,317
Loss on disposal of property and equipment	—	1,849
Amortization of deferred financing fees	485	522
Stock-based compensation	11,908	—
Tax benefit from exercise of stock options	—	7,088
Deferred income taxes	(7,150)	350
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,393	9,746
Merchandise inventories	(40,769)	(45,932)
Prepaid expenses and other current assets	(2,254)	(3,107)
Other assets, net	(279)	20
Accounts payable	19,885	31,648
Accrued expenses and other current liabilities	(43,106)	(24,697)
Merchandise advances	(4,977)	(7,040)
Other long-term liabilities	2,438	2,803
Net cash provided by (used in) operating activities	(11,098)	15,362
Investing activities:
Purchase of property and equipment	(38,046)	(37,829)
Purchase of available-for-sale securities	—	(27,305)
Proceeds from sale of available-for-sale securities	—	47,460
Acquisition of businesses, net of cash acquired	(17,396)	(96,251)
Net cash used in investing activities	(55,442)	(113,925)
Financing activities:
Net change in borrowing under revolving line of credit	55,283	38,092
Proceeds from exercise of stock options	4,741	9,042
Proceeds from stock issued under employee purchase plan	1,220	953
Excess tax benefit from exercise of stock options	1,693	—
Net cash provided by financing activities	62,937	48,087
Net decrease in cash and cash equivalents	(3,603)	(50,476)
Cash and cash equivalents at beginning of period	14,529	60,453
Cash and cash equivalents at end of period	$10,926	$9,977

See accompanying notes to consolidated financial statements.

Non-cash investing and financing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	$488	$6,024
Merchandise inventories	6,633	56,037
Prepaid expenses and other current assets	—	677
Property and equipment	191	3,311
Goodwill	9,772	51,938
Intangible assets	845	—
Other assets	—	5,593
Total assets acquired	17,929	123,580
Current liabilities	(1,420)	(24,450)
Other long-term liabilities	—	(460)
Deferred income taxes	887	(2,419)
Total liabilities assumed	(533)	(27,329)
Net assets acquired	$17,396	$96,251

Conversion of debt to common stock	$185	$—

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of June 30, 2006, our retail subsidiary operated 184 Guitar Center stores across the United States consisting of 129 primary format stores, 53 secondary format stores and 2 tertiary format stores. In addition, as of June 30, 2006, our Music & Arts Center division operated 92 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, respectively, and its cash flows for the six months ended June 30, 2006 and 2005, respectively. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full year.

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

Reclassifications

A reclassification has been made to the December 31, 2005 consolidated balance sheet to separately report intangible assets, net, which was previously included with other assets, net. This reclassification has no impact on the previously reported  net income or stockholders’ equity.

2. Acquisition of Businesses

During the second quarter of 2006, our Guitar Center division acquired four retail locations in Texas and the related assets from Hermes Trading Company, Inc., a musical instruments retailer, for approximately $10.8 million.

During the six months ended June 30, 2006, our Music & Arts Center division acquired a total of 11 stores and the related assets for an aggregate purchase price of approximately $6.4 million.

The aggregate purchase price for the acquisitions in the six months ended June 30, 2006 (including purchase price adjustments of $0.2 million) totaled approximately $17.4 million, which was principally allocated to merchandise inventories of $6.6 million and goodwill of $9.8 million. The increase in goodwill during the six months ended June 30, 2006 was related to approximately $8.0 million in our Guitar Center Music division and approximately $1.8 million in our Music & Arts Center division.

The acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The results of operations of the acquisitions were not material to the current period consolidated financial statements and, as such, pro forma financial information is not presented for these acquisitions. The results of operations of the acquired stores are included in the consolidated financial statements from the respective dates of acquisition.

On April 15, 2005, the Company completed the acquisition of Music & Arts Center, Inc., a Maryland-based musical instruments retailer with an emphasis on the beginning musician. At the time of the acquisition, Music & Arts Center, Inc. operated 61 retail locations, primarily located in the Northeast, Mid-Atlantic and Southern regions of the United States. The Company acquired Music & Arts Center, Inc. to expand our existing presence in the band and orchestra instrument business. The acquired business and our existing American Music Group business were combined into a new division under the Music & Arts Center name.

3. Intangible Assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of June 30, 2006 and December 31, 2005 (dollars in thousands, life in years):

		June 30, 2006
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$5,367	$—	$5,367
Amortized
Customer contracts	1.4	3,742	(3,073)	669
Covenants not to compete	3.9	2,674	(936)	1,738
Other	2.6	851	(502)	349
Intangible assets, net		$12,634	$(4,511)	$8,123

		December 31, 2005
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$5,325	$—	$5,325
Amortized
Customer contracts	1.4	3,430	(1,734)	1,696
Covenants not to compete	3.7	2,200	(596)	1,604
Other	2.6	834	(317)	517
Intangible assets, net		$11,789	$(2,647)	$9,142

Amortization of intangible assets is included in selling, general and administrative expenses.

As of June 30, 2006, amortization expense related to intangible assets is estimated to be approximately $1.1 million for the remainder of 2006, $0.8 million in 2007, $0.4 million in 2008, $0.2 million in 2009, $0.1 million in 2010 and $0.1 million thereafter.

4. Net Income Per Share

The following table summarizes the calculation of basic to diluted weighted average shares and diluted net income per share for the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income, as reported	$13,429	$12,911	$29,136	$28,795
Add back interest, net of tax, on 4% Senior Convertible Notes (a)	825	727	1,604	1,454
Net income, excluding interest expense on 4% Senior Convertible Notes	$14,254	$13,638	$30,740	$30,249

Basic weighted average shares outstanding	26,278	25,885	26,227	25,740
Dilutive effect of stock options outstanding	842	1,059	730	1,148
Shares issuable on assumed conversion of 4% Senior Convertible Notes (b)	2,892	2,892	2,892	2,892
Diluted weighted average shares outstanding	30,012	29,836	29,849	29,780

Basic net income per share	$0.51	$0.50	$1.11	$1.12
Diluted net income per share	$0.47	$0.46	$1.03	$1.02

(a)             Represents the interest expense, including contingent interest and amortization of deferred financing costs, on the 4% Senior Convertible Notes (the “Notes”), net of tax, using an effective tax rate of 36.05% and 37.39% for the three and six months ended June 30, 2006 and 38.50% for the three and six months ended June 30, 2005.

(b)            Represents the weighted-average number of common shares issuable upon the conversion of the Notes.

For the three and six months ended June 30, 2006 and 2005, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and conversion of the Notes.

For the three and six months ended June 30, 2006, options to acquire weighted-average shares of 612,194 and 573,684, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive. For the three and six months ended June 30, 2005, all options outstanding had a dilutive effect.

For the three and six months ended June 30, 2006 and 2005, the 2.9 million shares of common stock issuable upon conversion of the Notes issued in June 2003 (reflecting an effective conversion price of $34.58) are deemed to be potential common stock and are deemed to be outstanding for the purposes of calculating diluted net income per share under the “if-converted” method of accounting under which the after-tax interest expense, including contingent interest and amortization of deferred financing costs, for the period is added back to net income. The Notes were called for redemption by the Company on June 15, 2006, and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date. See Note 9 for further discussion of the Notes.

5. Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts Center and Musician’s Friend direct response. Management evaluates segment performance based primarily on net sales, operating income (loss) and income (loss) before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

The following table summarizes financial information for our operating segments as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Guitar Center	Music & Arts	Direct Response	Total	Guitar Center	Music & Arts	Direct Response	Total
Net Sales	$339,840	$31,805	$86,333	$457,978	$679,131	$64,990	$184,604	$928,725
Gross Profit	90,821	13,913	26,623	131,357	183,204	29,336	55,323	267,863
Depreciation and amortization	6,588	1,474	754	8,816	12,939	2,780	1,473	17,192
Selling, general and adiministrative expenses	72,481	14,500	21,003	107,984	144,115	29,473	43,510	217,098
Operating income (loss)	18,340	(587)	5,620	23,373	39,089	(137)	11,813	50,765
Income (loss) before income tax (benefit)	18,372	(3,444)	6,071	20,999	39,511	(5,746)	12,774	46,539
Capital expenditures	18,644	1,006	2,297	21,947	32,334	1,930	3,782	38,046

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Guitar Center	Music & Arts (1)	Direct Response	Total	Guitar Center	Music & Arts (1)	Direct Response	Total
Net Sales	$299,637	$24,673	$77,986	$402,296	$594,280	$34,911	$169,491	$798,682
Gross Profit	80,435	10,282	24,623	115,340	160,125	14,114	52,273	226,512
Depreciation and amortization	5,686	1,212	560	7,458	10,514	1,722	1,081	13,317
Selling, general and adiministrative expenses	60,752	14,662	17,015	92,429	122,190	19,826	34,884	176,900
Operating income (loss)	19,683	(4,380)	7,608	22,911	37,935	(5,712)	17,389	49,612
Income (loss) before income tax (benefit)	19,444	(6,446)	7,998	20,996	37,278	(8,549)	18,093	46,822
Capital expenditures	13,225	252	1,473	14,950	34,681	495	2,653	37,829

Total assets at June 30, 2006					$565,947	$212,111	$76,578	$854,636
Total assets at December 31, 2005					$512,802	$197,045	$70,343	$780,190

(1)   The information included for the Music & Arts Center division included only the operation of American Music prior to April 15, 2005.

6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. For performance share awards, stock-based compensation expense is measured at the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance. The Company elected the modified prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the three months ended June 30, 2006 was $4.8 million ($3.1 million, net of tax), or $0.10 per diluted share. Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the six months ended June 30, 2006 was $11.9 million ($7.4 million, net of tax), or $0.25 per diluted share. As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes for the three and six months ended June 30, 2006 was $3.6 million and $7.9 million lower, respectively, and net income for the three and six months ended June 30, 2006 was $2.2 million and $4.9 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. If we had not adopted SFAS No. 123(R), our basic and diluted net income per share for the three months ended June 30, 2006 would have been increased by $0.08 and $0.07, respectively, and for the six months ended June 30, 2006, basic and diluted income per share would have been increased by $0.19 and $0.16, respectively. Under the APB No. 25 intrinsic value method, the Company would have not recorded stock-based compensation expense in 2006 related to stock option awards, but would have recorded stock-based compensation expense related to awards of performance shares, restricted stock, and deferred stock units.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. For the six months ended June 30, 2006, $1.7 million of excess tax benefits from the exercise of stock options reported in financing cash flows would have been reported as operating cash flows had SFAS No. 123(R) not been adopted.

The following table details the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$12,911	$28,795
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,351	2,776
Pro forma net income	$11,560	$26,019

Net income per share:
Basic - as reported	$0.50	$1.12
Basic - pro forma	$0.45	$1.01
Diluted - as reported	$0.46	$1.02
Diluted - pro forma	$0.41	$0.92

Incentive Compensation Plans

Our 2004 Incentive Stock Award Plan (as amended, the “2004 Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Substantially all stock awards are currently issued under the 2004 Plan.

Prior to fiscal 2004, the Company had adopted various stock option plans (the “Prior Plans”). A small number of grants are expected to be made under the Prior Plans, and outstanding awards under the Prior Plans will continue to be in effect.

Under the 2004 Plan and the Prior Plans, an aggregate of 1.7 million shares of common stock were available for issuance as of June 30, 2006, which includes 0.7 million additional shares approved by our stockholders on April 28, 2006. The Company generally issues new shares for stock option exercises, performance share awards and restricted stock awards.

Stock Options

Option grants are issued at market value on the date of grant and generally vest over four years. Option grants generally expire ten years after the date of grant.

In the second quarter of 2005, we converted to a lattice-based binomial model from a Black-Scholes model. The conversion was implemented beginning with grants issued during the second quarter of 2005. The fair value of our grants issued prior to the second quarter of 2005 was determined using the Black-Scholes model.

Using the lattice-based binomial model, the fair value of each option award is estimated based on the assumptions noted in the following table. Because lattice-based binomial models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock and implied volatilities for open market exchange-traded options issued “near-the-money”. The Company uses historical data to estimate option exercise and employee departure behavior. Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The range in expected term results from the different post-vesting behaviors exhibited by senior management and the other participants. The risk free interest rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

The assumptions used to value option grants under the lattice-based binomial model for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected volatility range	37-49%	32-52%	35-49%	32-52%
Weighted-average expected volatility	43.1%	42.0%	43.1%	42.0%
Expected term (in years)	4.75-5.75	5.58	4.75-5.75	5.58
Risk-free interest rate	4.4-4.9%	3.5-4.0%	4.4-4.9%	3.5-4.0%
Expected dividends	—	—	—	—

Stock option activity for all plans during the six months ended June 30, 2006 is as follows:

	No. of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,802,394	$31.94
Granted	132,250	53.78
Exercised	(243,347)	19.48
Forfeited	(30,647)	49.07
Expired	—	—
Outstanding at June 30, 2006	2,660,650	$33.97	6.79	$37,081

Exercisable at June 30, 2006	1,660,295	$25.86	5.81	$32,839

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $21.65 and $21.54. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 was $25.74. There were no stock option grants in the three months ended March 31, 2005. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the six months ended June 30, 2006 and 2005 was $7.7 million and $23.7 million, respectively.

In February 2006, the Company entered into a transition agreement with its former Chief Financial Officer upon his retirement from the Company, which provided for the immediate acceleration of all of his outstanding options totaling 32,002 shares. Included in the stock-based compensation expense for the six months ended June 30, 2006 is expense related to this acceleration of $0.8 million ($0.5 million net of tax).

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified employee stock purchase plan under which options are granted to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering periods, which end in June and December. The participants purchase the shares through payroll deductions.

The assumptions used to value the ESPP options under the lattice-based binomial model for the three months and six months ended June 30, 2006 are as follows:

Three months and six months ended June 30, 2006
Expected volatility range	32-40%
Weighted-average expected volatility	36.0%
Expected term	6 months
Risk-free interest rate	4.0%
Weighted-average fair value per share at grant date	$12.88

Long Term Incentive Plan

In July 2005, the Company adopted the Long Term Incentive Plan (the “LTIP”), which provides equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis. The performance period under the LTIP began on July 1, 2005 and ends on December 31, 2007. Awards under the LTIP are made under the 2004 Plan or any successor plan. It is expected that each participant will receive an annual grant of stock options under the 2004 Plan, pursuant to its terms. Performance shares in the form of common stock are earned by the participants based upon specified objective performance goals during the performance period of the LTIP. The number of shares issuable could change if we add or subtract executives to or from the plan. The compensation committee also has the discretion to make cash payments in lieu of performance shares. Any subsequent long-term incentive plans established during the performance period for inclusion of new participants are combined for reporting purposes with the LTIP.

The target number of performance shares potentially issuable under the LTIP is expected to be 266,182, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. Included in the target performance shares are 21,382 shares for two new executives added to the plan effective April 1, 2006. The performance period for these new participants began on April 1, 2006 and ends on December 31, 2007.

Stock-based compensation expense related to the LTIP is estimated based on forecasted performance during the performance period compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. The fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

For the three months ended June 30, 2006, we recorded stock-based compensation expense related to the LTIP of $1.8 million ($1.2 million net of tax), or $0.04 per diluted share. For the six months ended June 30, 2006, we recorded stock-based compensation expense related to the LTIP of $5.1 million ($3.2 million net of tax), or $0.11 per diluted share. Included in the $5.1 million expense is $1.8 million of stock-based compensation expense recorded in the first quarter of 2006 related to the LTIP that should have been recorded in the fourth quarter of 2005 under the variable plan accounting method established by APB No. 25. The Company does not believe that this misstatement is material to our current or previously issued consolidated financial statements.

Restricted Stock Awards/Deferred Stock Units

Awards of restricted stock and deferred stock units have generally been made to the non-employee directors of the Company and are measured on the date of grant. These time-based awards vest over three to five years and are forfeitable under certain conditions.

A summary of the Company’s awards of performance shares, restricted stock, and deferred stock units as of and for the six months ended June 30, 2006 is presented below:

	No. of Shares (1)	Weighted-Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	502,698	$56.06
Granted	63,051	48.88
Vested	(3,486)	49.37
Forfeited	—	—
Nonvested balance at June 30, 2006	562,263	$55.29

(1)             Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The total fair value of restricted stock vested during the six months ended June 30, 2006 was immaterial. Based on our latest estimates, there was $9.6 million ($5.8 million net of tax) of total unrecognized compensation cost for nonvested shares, as of June 30, 2006, that is expected to be recognized over a weighted average period of 1.7 years.

7. Legal Proceedings

On November 29, 2005, a case was filed against the Company and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, L.L.C. to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys’ fees.

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

8. Common Stock

On April 28, 2006, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 55 million to 100 million.

9. Subsequent Event

On June 15, 2006, the Company called for redemption all of the outstanding Notes due 2013. The Notes were originally issued on June 13, 2003 in the aggregate principal amount of $100 million. Holders were able to convert the Notes into shares of common stock at an effective conversion price of approximately $34.58 per share, in lieu of accepting redemption. In June 2006, holders of approximately $185,000 of outstanding Notes elected to convert their Notes to common stock. Subsequent to June 30, 2006 but prior to the July 15, 2006 redemption date, holders of substantially all of the remaining outstanding Notes elected to convert their Notes into shares of the Company’s common stock. As a result of these conversions, approximately 2.9 million shares of common stock were issued to the holders that elected to convert their Notes. In connection with the redemption of the unconverted Notes, the Company paid approximately $4,000 in cash, which includes the redemption and premium payments and cash paid in lieu of fractional shares. In conjunction with the redemption, the Company will reclassify approximately $1.5 million of unamortized issuance costs from other assets to additional paid-in capital in the third quarter.

On August 2, 2006, the Company granted approximately 425,000 stock options to employees.  These non-qualified stock options granted from the 2004 Plan will vest over four years.  The exercise price of the stock options granted was equal to current market price of the Company’s common stock on the grant date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment.  As of June 30, 2006, our retail subsidiary operated 184 Guitar Center stores across the United States consisting of 129 primary format stores, 53 secondary format stores and 2 tertiary format stores. In addition, as of June 30, 2006, our Music & Arts Center division operated 92 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

During the second quarter, we opened a total of nine Guitar Center stores, including four primary format stores in Country Club Hills, Illinois, Dayton, Ohio, Greenwood, Indiana and Durham, North Carolina and five secondary format stores in Algonquin, Illinois, Joliet, Illinois, Lincoln, Nebraska, Millbury, Massachusetts and Montgomery, Alabama. Additionally, we added four Guitar Center stores in Texas with our acquisition of Hermes Trading Company, Inc. on June 15, 2006. The new stores have added 190,000 square feet of retail space and brought us to a total of 2.7 million square feet of Guitar Center retail space at the end of the quarter.

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

From 2001 to 2005, our net sales grew at an annual compound growth rate of 17%, principally due to the comparable store sales growth of our retail stores averaging 7% per year, the opening of new stores, and a 21% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts Center brand names. We achieved comparable store sales growth for our Guitar Center retail division of 5.1% and 5.7%, respectively, for the three and six month periods ended June 30, 2006 compared to 7.0% and 6.2%, respectively, for the same periods in 2005. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

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

Executive Summary

Consolidated net sales for the quarter ended June 30, 2006 increased 13.8%, or $55.7 million, to $458.0 million compared to $402.3 million in the second quarter of 2005. Consolidated net income for the quarter was $13.4 million, an increase of 4.0% compared to the second quarter of 2005. Income per diluted share increased to $0.47 from $0.46 in the second quarter of 2005.

For the second quarter, our Guitar Center stores generated 5.1% comparable store sales growth and an increase of 13.4% in total net sales compared to the second quarter of 2005. Sales from new stores totaled $24.9 million and represented 61.9% of the overall increase in net sales. We opened nine new Guitar Center stores in the quarter and added four new stores via acquisition. We continue to face a more challenging retail environment, which may impact sales and operating margins trends for the foreseeable future.

Musician’s Friend, our direct response unit, generated an increase in net sales for the second quarter of 10.7% to $86.3 million compared to $78.0 million in the second quarter of 2005. Gross profit margins decreased by 0.7% of net sales compared to the second quarter of 2005 reflecting a lower margin due to reduced shipping and handling revenue resulting from the competitive environment and higher freight expense.

On April 15, 2005, we completed our acquisition of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Financial results for the period of January 1, 2005 through April 15, 2005 reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the periods are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music stores.

Primarily as a result of this acquisition, the net sales for the Music & Arts Center business increased to $31.8 million for the three months ended June 30, 2006 from $24.7 million for the same period in 2005. Comparable sales growth for the second quarter was 6.2%. Gross profit margins increased 2.1% of net sales compared to the second quarter of 2005. Excluding an inventory write-down in the prior year period of $0.6 million associated with the acquisition of Music & Arts Center, Inc., gross profit margin declined 0.3% in the current quarter. The decrease was primarily the result of lower selling margin and increased occupancy costs offset by lower shrink expense.

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

Valuation of Inventory

We value our merchandise inventory at the lower of cost, using the weighted-average method, or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to inventory and to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

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

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. Music & Arts Center customers have 30 business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from estimate, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.8 million and $2.2 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, we recognized $5.6 million and $3.8 million cooperative advertising allowances. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserves against cooperative advertising and rebate receivables are determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $8.1 million and $7.4 million for the three months ended June 30, 2006 and 2005 and $17.6 million and $17.0 million for the six months ended June 30, 2006 and 2005, respectively. We earned and recognized vendor rebates of $6.8 million and $6.3 million for the three months ended June 30, 2006 and 2005 and $16.0 million and $13.5 million for the six months ended June 30, 2006 and 2005, respectively. None of these credits are recorded as revenue.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) to account for our stock-based compensation plans. We elected the modified prospective method of adoption, which permitted application of the new requirements on a prospective basis. Accordingly, prior period amounts have not been restated. Under this application, stock-based compensation is recorded for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program, performance share awards, restricted stock awards, and deferred stock units.

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

Gift Cards

We sell gift cards to our customers in our Guitar Center retail stores. Revenue from gift card sales is recognized at redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, which is referred to as “breakage.” Estimated breakage income is recognized as the remaining gift card values are redeemed and is recorded as a reduction of cost of goods sold.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.7	28.7	28.8	28.4
Selling, general and administrative expenses	23.6	23.0	23.3	22.1
Operating income	5.1	5.7	5.5	6.2
Interest expense, net	0.5	0.5	0.5	0.4
Income before income tax expense	4.6	5.2	5.0	5.9
Income taxes	1.7	2.0	1.9	2.3
Net income	2.9%	3.2%	3.1%	3.6%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net sales for the three months ended June 30, 2006 increased 13.8% to $458.0 million, compared to $402.3 million for the same period in 2005.

Net sales from Guitar Center stores for the three months ended June 30, 2006 totaled $339.8 million, a 13.4% increase from $299.6 million for the same period in 2005. Sales from new stores were $24.9 million and represented 61.9% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales for the second quarter increased 5.1%. Comparable store sales achieved this level despite experiencing a more challenging retail environment throughout the quarter. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. We continue to face a more challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

The financial information for the Music & Arts Center division for the three months ended June 30, 2006 includes the results of the combined businesses of Music & Arts Center, Inc. and American Music, while the results for the second quarter of 2005 exclude the results of Music & Arts Center, Inc. prior to the acquisition date of April 15, 2005. However, comparable sales for the quarter are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music. Net sales from Music & Arts Center for the three months ended June 30, 2006 totaled $31.8 million compared to $24.7 million for the same period in 2005. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. on April 15, 2005 as well as other acquisitions concluded during the past year. Combined comparable sales were 6.2% for the second quarter.

Net sales from the direct response channel totaled $86.3 million for the three months ended June 30, 2006, an $8.3 million, or 10.7%, increase from the same period in 2005. The increase in sales primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the three months ended June 30, 2006 compared to 2005 increased 13.9% to $131.4 million from $115.3 million. Gross profit as a percentage of net sales for the three months ended June 30, 2006 remained flat at 28.7% compared to the same period in 2005. As discussed below, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for Guitar Center stores was 26.7% in the second quarter of 2006 compared with 26.8% in the second quarter of 2005. The decrease in gross margin was due to higher occupancy costs 0.3% offset by higher selling margin 0.1% and lower shrink 0.1%. The higher occupancy costs were primarily due to higher store rent expenses. We currently are experiencing a more challenging retail environment, which we expect may continue for the foreseeable future.

The gross profit margin for the Music & Arts Center division was 43.7% for the three months ended June 30, 2006 compared to 41.7% for the same period in 2005. The margin improvement was primarily due to the write-down in the prior year period of $0.6 million, or 2.4% of sales, of inventory carried at American Music resulting from a change in product assortment. Excluding this prior year inventory write-down, the gross margin declined 0.3% primarily due to lower selling margin 1.7% and higher occupancy costs 0.9% offset by reduced shrink expense 2.3%. The lower selling margin was impacted by increased instrument repair costs. The lower shrink expense was driven by higher instrument recoveries in the current quarter.

Gross profit margin for the direct response division was 30.8% for the three months ended June 30, 2006 compared to 31.6% in the second quarter of 2005. The decrease resulted primarily from reduced shipping and handling revenue 1.7%, higher freight costs 0.3% and increased purchasing costs 0.2% offset by higher selling margin 1.4%. Reduced shipping and handling revenue resulted from expanded free freight offers due to increased online competition. The increased selling margin benefited from higher product margins and higher vendor rebates.

Consolidated selling, general and administrative expenses for the three months ended June 30, 2006 increased 16.8% to $108.0 million from $92.4 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 23.6% for the second quarter in 2006 compared to 23.0% in the second quarter of 2005. The increase was primarily due to the recognition of $4.8 million of stock-based compensation expenses in the current year quarter, consisting of expense under the LTIP totaling $1.8 million, or 0.4% of sales, and expenses for stock options and other awards totaling $3.0 million, or 0.7% of sales.

Selling, general and administrative expenses for the Guitar Center division in the second quarter of 2006 were 21.3% as a percentage of net sales compared to 20.3% in second quarter of 2005. The increase was primarily due to stock-based compensation expense allocated to this segment 0.7%, higher advertising costs 0.3% and higher legal costs 0.2% offset by lower insurance costs 0.2%. The higher advertising costs resulted primarily from increased promotional efforts to drive sales in the current quarter.

Selling, general and administrative expenses for Music & Arts Center were 45.6% of sales in the second quarter of 2006 compared to 59.4% in the second quarter of 2005. The reduction in expenses was primarily due to expenses totaling $2.8 million, or 11.4% of sales, recorded in the prior year period related to the acquisition of Music & Arts Center, Inc. consisting of the elimination of a redundant point of sales system, severance costs, and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland. Excluding the prior year acquisition-related expenses, the selling, general and administrative expenses decreased 2.4% of sales compared to the prior year period, which is primarily due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center, Inc. and American Music offset somewhat by stock-based compensation expenses allocated to this segment 1.5%.

Selling, general and administrative expenses for the direct response division were 24.3% of sales in the second quarter of 2006 compared to 21.8% in the second quarter of 2005. The increase was primarily due to stock-based compensation expense allocated to this segment 2.2%, higher salary costs 1.1%, insurance 0.3%, consulting 0.3%, legal 0.2% and bad debt expense 0.2% offset by lower advertising 1.8%. The lower advertising was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing.

Operating income increased 2.0% to $23.4 million for the three months ended June 30, 2006 from $22.9 million in the comparable 2005 period. As a percentage of net sales, consolidated operating income declined to 5.1% from 5.7% in the second quarter of 2005. This decline reflects the higher selling, general and administrative expenses resulting primarily from the recognition of stock-based compensation expenses in the current quarter offset somewhat by the Music & Arts Center, Inc. acquisition-related charges in the prior year.

Interest expense, net for the three months ended June 30, 2006 increased to $2.4 million from $1.9 million in the second quarter of 2005. The increase is principally due to higher borrowings under the revolving credit facility used primarily to fund working capital requirements.

For the three months ended June 30, 2006, income tax expense was $7.6 million compared to $8.1 million for the same period in 2005. The effective tax rate in the second quarter was reduced to 36.05%, compared to 38.50% in the prior year quarter. The lower rate was the result of a $1.0 million, or $0.03 per diluted share, reduction in the current quarter of a valuation allowance related to a capital loss recorded in 2001. The adjustment to the valuation allowance was isolated to the current quarter. Partially offsetting this was a rate increase associated with the tax treatment of incentive stock options, or ISO’s, under SFAS 123(R) accounting for $0.4 million, or $0.01 per diluted share. The effective tax rate is subject to ongoing review and evaluation and may fluctuate in future quarters.

Net income for the three months ended June 30, 2006 increased 4.0% to $13.4 million, compared to $12.9 million in the same period in 2005 as a result of the combinations of factors described above.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006 increased 16.3% to $928.7 million, compared to $798.7 million for the same period in 2005.

Net sales from Guitar Center stores for the six months ended June 30, 2006 totaled $679.1 million, a 14.3% increase from $594.3 million for the same period in 2005. Sales from new stores were $51.2 million and represented 60.3% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales increased 5.7% for the six month period. We continue to face a more challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

The financial information for the Music & Arts Center division for the six months ended June 30, 2006 include the results of the combined businesses of Music & Arts Center, Inc. and American Music, while the results for the prior year period exclude the results of Music & Arts Center, Inc. prior to the acquisition date of April 15, 2005. However, comparable sales for the quarter are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music. Net sales from the Music & Arts Center division for the six months ended June 30, 2006 totaled $65.0 million compared to $34.9 million for the same period in 2005. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. on April 15, 2005. Combined comparable sales were 2.1% for the six month period.

Net sales from the direct response channel totaled $184.6 million for the six months ended June 30, 2006, a $15.1 million, or 8.9%, increase from the same period in 2005. The increase in sales primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the six months ended June 30, 2006 compared to 2005 increased 18.3% to $267.9 million from $226.5 million. Gross profit as a percentage of net sales for the six months ended June 30, 2006 compared to 2005 increased to 28.8% from 28.4%.

Gross profit as a percentage of net sales for Guitar Center stores was 27.0% in the six month period ended June 30, 2006 compared with 26.9% in the same period in 2005. The improvement in gross profit was primarily due to higher selling margin 0.4% and reduced shrink 0.1% offset by higher occupancy costs 0.3% and higher freight 0.1%.

The gross profit margin for the Music & Arts Center division was 45.1% for the six months ended June 30, 2006 compared to 40.4% for the same period in 2005. The margin improvement was partially due to the write-down in the prior year period of $0.6 million, or 1.7% of sales, of inventory carried at American Music resulting from a change in product assortment. Excluding this prior year inventory write-down, the gross margin improved by 3.0% of sales principally due to higher selling margin 2.6% and lower shrink 0.9% offset by higher occupancy costs 0.5%. The improved selling margin was driven by a change in product mix and better pricing under the Music & Arts business as compared to the American Music business in 2005. We discontinued our low margin institutional business sales which are not part of our ongoing Music & Arts Center strategy. The lower shrink expense was due to higher instrument recoveries in the current period.

Gross profit margin for the direct response division was 30.0% for the six months ended June 30, 2006 compared to 30.8% in the same period in 2005. The decrease resulted primarily from reduced shipping and handling revenue 1.8%, higher freight costs 0.3% and increased purchasing costs 0.1% offset by higher selling margin 1.4%. Reduced shipping and handling revenue resulted from expanded free freight offers due to increased online competition. The increased selling margin benefited from higher product margins and higher rebates.

Consolidated selling, general and administrative expenses for the six months ended June 30, 2006 increased 22.7% to $217.1 million from $176.9 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were 23.3% for the six month period in 2006 compared to 22.1% in the same period in 2005. The increase was primarily due to the recognition of $11.9 million of stock-based compensation expenses in the current year period, consisting of expense under the LTIP totaling $5.1 million, or 0.6% of sales, and expenses for stock options and other awards totaling $6.8 million, or 0.7% of sales. The components of stock-based compensation for the six months ended June 30, 2006 consisted of the following:

	Amount in millions	As a % of consolidated net sales
Stock-based compensation expense for the six months ended June 30, 2006:
Stock options and ESPP for the six months ended June 30, 2006	$6.0	0.6%
Acceleration of stock option vesting related to the retirement of our former Chief Financial Officer in February 2006	0.8	0.1%
Total expense from options and ESPP	6.8	0.7%
LTIP performance related to the fourth quarter of 2005	1.8	0.2%
LTIP performance related to the six months ended June 30, 2006	3.3	0.4%
Total expense from LTIP	5.1	0.6%
Total stock-based compensation expense	$11.9	1.3%

The stock-based compensation related to stock options and ESPP was recorded as a result of the adoption of SFAS No. 123(R) effective January 1, 2006. Upon the retirement of our former Chief Financial Officer announced in February 2006, all of his remaining unvested options totaling 32,002 shares immediately vested. Pursuant to SFAS No. 123(R), a stock-based compensation expense in the amount of $0.8 million was recorded due to the vesting acceleration. A total of $5.1 million of stock-based compensation expense related to the LTIP was recorded in the six months ended June 30, 2006. Included in this figure was $1.8 million of expense that should have been recorded in the consolidated financial statements in the fourth quarter of 2005. The error was discovered subsequent to the issuance of the 2005 consolidated financial statements. We do not believe that this misstatement is material to our current or previously issued consolidated financial statements. The remaining LTIP expense of $3.3 million relates to the initial adoption of SFAS No. 123(R) and recognition of performance under the LTIP provisions for the first half of 2006

Selling, general and administrative expenses for the Guitar Center division for the six months ended June 30, 2006 were 21.2% as a percentage of net sales compared to 20.6% in same period in 2005. The increase is primarily due to stock-based compensation expense allocated to this segment 1.0% and higher legal costs 0.2% offset by lower equipment rent costs 0.3% and lower payroll and benefits 0.3%.

Selling, general and administrative expenses for Music & Arts Center were 45.4% of sales for the six months ended June 30, 2006 compared to 56.8% in the same period in 2005. The reduction in expenses was primarily due to expenses totaling $2.8 million, or 8.1% of sales, recorded in the prior year period related to the acquisition of Music & Arts Center, Inc. consisting of the elimination of a redundant point of sales system, severance costs, and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland. Excluding the prior year acquisition-related expenses, the selling, general and administrative expenses decreased 3.4% of sales compared to the prior year period, which is primarily due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center, Inc. and American Music offset somewhat by stock-based compensation expenses allocated to this segment 1.8%.

Selling, general and administrative expenses for the direct response division were 23.6% of sales for the six months ended June 30, 2006 compared to 20.6% for the same period in 2005. The increase was primarily due to stock-based compensation expense allocated to this segment 2.3%, higher payroll costs 1.0%, and higher insurance 0.4% offset by lower advertising 1.4%. Higher payroll costs were driven by higher bonus expense and higher warehouse salaries. The lower advertising was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing.  Other smaller increases were experienced related to computer maintenance expense, bad debt expense, and consulting expense.

Operating income increased 2.3% to $50.8 million for the six months ended June 30, 2006 from $49.6 million in the comparable 2005 period. As a percentage of net sales, consolidated operating income declined to 5.5% from 6.2% in the first half of 2005. This decline reflects the higher selling, general and administrative expenses resulting primarily from the recognition of stock-based compensation expenses in the current year period offset somewhat by improved consolidated gross profit margins in the first half of 2006.

Interest expense, net for the six months ended June 30, 2006 increased to $4.2 million from $2.8 million in the first half of 2005. The increase is due to higher borrowings under the revolving credit facility used primarily to fund the acquisition of Music & Arts Center, Inc. on April 15, 2005 and increased working capital requirements.

For the six months ended June 30, 2006, income tax expense was $17.4 million compared to $18.0 million for the same period in 2005. The effective tax rate in the first half of 2006 was reduced to 37.39%, compared to 38.50% in the prior year period. The lower rate was the result of a $1.0 million, or $0.03 per diluted share, reduction in the current quarter of a valuation allowance related to a capital loss recorded in 2001. The adjustment to the valuation allowance was isolated to the second quarter of 2006. Partially offsetting this was a rate increase associated with the tax treatment of incentive stock options, or ISO’s, under SFAS 123(R) accounting for $0.4 million, or $0.01 per diluted share.

Net income for the six months ended June 30, 2006 increased 1.2% to $29.1 million, compared to $28.8 million in the same period in 2005 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2005 for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of June 30, 2006, we had $87.5 million in borrowings outstanding under our credit facility and had available borrowings of $105.7 million (net of $6.7 million of outstanding letters of credit).

Our credit facility with a syndicate of banks led by Wells Fargo Retail Finance, as amended through April 26, 2006, permits borrowings up to $200 million (which may be increased to $250 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate plus applicable prime margin, or London Interbank Offered Rate (“LIBOR”), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2011.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes (the “Notes”) due 2013. The Notes bore interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006 (0.43% per annum for the current payment period due July 15, 2006), and became convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances. Under the contingent conversion feature of the Notes, subject to certain exceptions, they were not convertible into common stock unless and until the trading price of the common stock reached at least $41.50 for a specified period in advance of each quarterly conversion period or designated corporate events occur.

On June 15, 2006, as provided for in the provisions of the Notes, we called for redemption of all of our Notes. Holders were able to convert the Notes into shares of common stock at an effective conversion price of approximately $34.58 per share, in lieu of accepting redemption. In June 2006, holders of approximately $185,000 of outstanding Notes elected to convert their Notes to common stock. Subsequent to June 30, 2006 but prior to the July 15, 2006 redemption date, holders of substantially all of the remaining outstanding Notes elected to convert their Notes into shares of the Company’s common stock. As a result of these conversions, approximately 2.9 million shares of common stock were issued to the holders that elected to convert their Notes. In connection with the redemption of the unconverted Notes, we paid approximately $4,000 in cash, which includes the redemption and premium payments and cash paid in lieu of fractional shares.

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

The terms of our significant financing agreements, including those related to our credit facility and the equipment lease facilities described above, are not dependent on any change in our credit rating. We believe that the key company-specific factors affecting our ability to maintain our existing debt and lease financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, our working capital and fixed asset collateral bases, our expected level of capital expenditures, and the level of our equity capital relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings, including among others, limits on the amount of indebtedness that we may incur and whether or not such indebtedness may be secured by any of our assets.

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We anticipate making additional capital investments of $4.0 million to $6.0 million for the remainder of fiscal 2006 in connection with the expansion of our Guitar Center distribution center and we expect to incur increased rent expense for the expanded distribution center starting during the third quarter of 2006. On March 30, 2006, our Musician’s Friend division executed a lease agreement for a new distribution center for our direct response business that will have a capacity significantly exceeding the capacity of the current distribution center that it will replace. This lease is treated as an operating-type lease for accounting purposes. Details of the lease agreement were included in the Current Report on Form 8-K we filed on March 30, 2006.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of $15.4 million for the same period in 2005. The primary use of cash during the six months ended June 30, 2006 was a decrease in accrued expenses and other current liabilities of $43.1 million and an increase in inventories of $40.8 million. The reduction of accrued expenses and other current liabilities was primarily due to payments of income taxes and sales taxes. Increase in merchandise inventories was primarily due to the 19 Guitar Center stores opened in the period and an increase in business volumes across all segments.  The generation of cash during the six months ended June 30, 2006 resulted from net income of $29.1 million and an increase in accounts payable due mostly to higher business volumes and timing of vendor payments.

Cash used in investing activities decreased to $55.4 million for the six months ended June 30, 2006 compared to $113.9 million for the same period in 2005. The decrease in cash used in investing activities for 2006 compared to 2005 was primarily due to the purchase of Music & Arts Center, Inc. for approximately $93.0 million and the purchase of available-for-sale securities partially offset by proceeds of the sale of available-for-sale securities. The investing activities for the six months ended June 30, 2006 consisted of $38.0 million on capital expenditures, comprised primarily of $21.7 million on new stores and remodels, $6.3 million on computer equipment purchases and $4.8 million related to the expansion of our distribution center facilities. Also, in the first and second quarters of 2006, our acquisition of businesses for the Music & Arts Center division totaled $6.4 million.  During the second quarter of 2006, we also acquired four retail locations of Hermes Trading Company, Inc. for approximately $10.8 million.

Cash provided by financing activities totaled $62.9 million for the six months ended June 30, 2006 compared to $48.1 million in the same period in 2005. The increase in cash provided by financing activities was due to increased borrowings under the revolving line of credit to support business acquisitions, capital expenditures and working capital requirements.  For the six months ended June 30, 2006, proceeds from the exercise of stock options provided $6.4 million (including $1.7 million in tax-related benefits that are reflected in cash flows from financing activities) and employee purchases of our common stock provided $1.2 million.

We believe that our current operating cash flows, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings. We anticipate our capital expenditures will be between $54.0 million and $60.0 million for the remainder of fiscal 2006.

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

Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business or to refinance existing obligations. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all. If we require but are unable to obtain additional liquidity on favorable terms, we may be required to curtail our growth plans and our financial condition and results of operations would likely be materially adversely impacted.

We intend to pursue an aggressive growth strategy by opening additional stores in new and existing markets. During the six months ended June 30, 2006, we opened a total of 19 new Guitar Center stores, consisting of 7 primary format stores, 11 secondary format stores and 1 tertiary format store. We expect our cost of capital improvements for a primary format Guitar Center store to average approximately $1.2 million consisting of leasehold improvements, fixtures and equipment. A new primary format store is also expected to require approximately $2.0 to $2.5 million in gross inventory. We have developed secondary format Guitar Center stores to build in sites that we do not believe will support our primary format units. For our secondary market stores, we expect to require an average of approximately $0.9 million in capital improvements and approximately $1.7 to $2.0 million in gross inventory. Our first tertiary format store to serve smaller population centers was opened in late 2005 and our second was opened in the first quarter of 2006. For our tertiary format stores, we expect to require an average of approximately $0.6 million in capital improvements and approximately $1.0 million in gross inventory. These capital expenditures reflect the increasing construction costs that we have recently begun to experience. We expect these increases to continue for the foreseeable future, and these costs may increase above our expectations.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force issued Issue 06-3, “How Sales Taxes Collected From

Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

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

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, in 2006, we have begun to experience rising steel, lumber, concrete, labor, fuel and freight costs related to opening, remodeling, operating and relocating our stores, expanding our distribution centers and operating our business.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. At June 30, 2006, we had $87.5 million in outstanding borrowings under our credit facility. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings and cash flows of $0.9 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2005. The risk factor set forth below was disclosed in our Form 10-K, but has been updated to provide additional information.

Our failure to maintain and expand our distribution centers could adversely impact our business.

We are in the process of significantly expanding our Guitar Center distribution center to increase our capacity to support continued expansion. We anticipate making additional capital investments and we expect to incur increased rent starting during the third quarter of 2006. In addition, we are in the process of replacing and expanding our direct response distribution center. This expansion also is expected to require a significant capital commitment. Our failure to complete our expansions and replacements on time and on budget may result in the need for us to expend additional capital and may impair the efficient operation of our distribution system, which could materially adversely impact our business, results of operations, financial condition and prospects.

Item 4. Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of stockholders was held on April 28, 2006.  At that time there were present, in person or by proxy, 24,232,776 shares of our common stock.

(b)                                 At the annual meeting, four items were submitted to a vote of stockholders: (1) the election of directors; (2) the approval of an amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance; (3)  the approval of an amendment to our certificate of incorporation to increase the number of authorized shares; and (4) the ratification of the selection of KPMG LLP as Guitar Center’s independent auditors for the year ending December 31, 2006.

(c)                                  (1)           The results of voting for the election of nine directors at the annual meeting were as follows:

Nominee	For	Withheld
Marty Albertson	23,128,452	1,103,704
Larry Livingston	23,816,702	415,454
Pat MacMillan	23,592,740	639,416
Bob L. Martin	23,120,154	1,112,002
George Mrkonic	23,885,259	346,897
Kenneth Reiss	23,863,513	368,643
Walter Rossi	23,869,989	362,167
Peter Starrett	23,628,840	603,316
Paul Tarvin	23,907,946	324,210

(2)                                 The results of voting for the amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance were as follows:

For	Against	Abstain	Broker Non-Votes
19,464,983	2,340,843	8,693	2,417,637

(3)                                 The results of voting for the approval of the amendment to our certificate of incorporation to increase the number of authorized shares were as follows:

For	Against	Abstain	Broker Non-Votes
20,095,024	4,123,053	14,079	0

(4)                                 The results of voting to ratify the selection of KPMG LLP as Guitar Center’s independent auditors for the year ending December 31, 2006 were as follows:

For	Against	Abstain
23,011,034	1,209,851	11,271

Item 6.  Exhibits

Exhibit Number	Description
10.1	Guitar Center, Inc. 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 27, 2006).
10.2	Form of amended and restated Executive Severance Benefits Agreement relating to certain executives of Guitar Center, Inc., Guitar Center Stores, Inc., and Musician’s Friend, Inc.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2006.

Guitar Center, Inc.

/s/ ERICK MASON
Erick Mason, Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)