Form 10-Q
period 2006-09-30
GUITAR CENTER INC
filed 2006-11-09
CIK 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes   ☐     No   ☒

As of November 3, 2006, there were 29,325,361 shares of our common stock, $.01 par value, outstanding.

GUITAR CENTER, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,211	$14,529
Accounts receivable, less allowance for doubtful accounts of $3,200 and $2,844, respectively	43,677	40,844
Merchandise inventories	558,463	445,771
Prepaid expenses and other current assets	21,402	15,533
Deferred income taxes	14,324	13,492
Total current assets	648,077	530,169
Property and equipment, net of accumulated depreciation and amortization of $147,944 and $125,440, respectively	186,978	149,209
Goodwill	96,627	85,929
Intangible assets, net	7,535	9,142
Other assets, net	4,014	5,741
Total assets	$943,231	$780,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,937	$79,497
Accrued expenses and other current liabilities	67,653	106,181
Merchandise advances	20,138	25,127
Borrowings under revolving line of credit	147,440	32,266
Total current liabilities	346,168	243,071
Other long-term liabilities	15,039	11,995
Deferred income taxes	13,113	20,307
Long-term debt	—	100,000
Total liabilities	374,320	375,373
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares at September 30, 2006 and 55,000 shares at December 31, 2005, issued and outstanding 29,307 at September 30, 2006 and 26,092 at December 31, 2005	293	261
Additional paid-in capital	450,360	326,755
Retained earnings	118,258	77,801
Total stockholders’ equity	568,911	404,817
Total liabilities and stockholders’ equity	$943,231	$780,190

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$472,732	$421,061
Cost of goods sold, buying and occupancy	339,465	297,243
Gross profit	133,267	123,818
Selling, general and administrative expenses	114,022	98,366
Operating income	19,245	25,452
Interest expense, net of interest income of $68 and $26, respectively	2,173	2,021
Gain on sale of property	2,115	—
Income before income taxes	19,187	23,431
Income taxes	7,866	9,022
Net income	$11,321	$14,409

Net income per share:
Basic	$0.39	$0.55
Diluted	$0.38	$0.51

Weighted average shares outstanding:
Basic	28,874	25,975
Diluted	29,924	29,946

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Net sales	$1,401,457	$1,219,743
Cost of goods sold, buying and occupancy	1,000,327	869,413
Gross profit	401,130	350,330
Selling, general and administrative expenses	331,120	275,266
Operating income	70,010	75,064
Interest expense, net of interest income of $216 and $675, respectively	6,399	4,811
Gain on sale of property	2,115	—
Income before income taxes	65,726	70,253
Income taxes	25,269	27,049
Net income	$40,457	$43,204

Net income per share:
Basic	$1.49	$1.67
Diluted	$1.41	$1.52

Weighted average shares outstanding:
Basic	27,119	25,819
Diluted	29,911	29,836

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net income	$40,457	$43,204
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,634	20,630
(Gain) loss on disposal of property and equipment	(2,115)	1,849
Amortization of deferred financing fees	539	784
Stock-based compensation	14,941	—
Tax benefit from exercise of stock options	—	7,175
Deferred income taxes	(7,139)	350
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,250)	5,653
Merchandise inventories	(104,185)	(82,193)
Prepaid expenses and other current assets	(5,869)	(4,703)
Other assets, net	(297)	(725)
Accounts payable	31,330	34,977
Accrued expenses and other current liabilities	(39,088)	(18,271)
Merchandise advances	(5,038)	3,817
Other long-term liabilities	3,044	(8,289)
Net cash (used in) provided by operating activities	(49,036)	4,258
Investing activities:
Purchase of property and equipment	(61,542)	(60,305)
Proceeds from sale of property and equipment	2,565	—
Purchase of available-for-sale securities	—	(27,305)
Proceeds from sale of available-for-sale securities	—	47,460
Acquisition of businesses, net of cash acquired	(20,815)	(101,925)
Net cash used in investing activities	(79,792)	(142,075)
Financing activities:
Net change in borrowings under revolving line of credit	115,174	74,004
Proceeds from exercise of stock options	6,086	10,175
Proceeds from stock issued under employee purchase plan	1,220	953
Excess tax benefit from exercise of stock options	2,033	—
Repayment of long-term debt	(3)	—
Net cash provided by financing activities	124,510	85,132
Net decrease in cash and cash equivalents	(4,318)	(52,685)
Cash and cash equivalents at beginning of period	14,529	60,453
Cash and cash equivalents at end of period	$10,211	$7,768

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Non-cash investing and financing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	$583	$5,745
Merchandise inventories	8,507	59,424
Prepaid expenses and other current assets	—	677
Property and equipment	597	3,775
Goodwill	10,698	49,663
Intangible assets	1,107	—
Other assets	—	5,299
Total assets acquired	21,492	124,583
Current liabilities	(1,564)	(19,779)
Other long-term liabilities	—	(460)
Deferred income taxes	887	(2,419)
Total liabilities assumed	(677)	(22,658)
Net assets acquired	$20,815	$101,925

Conversion of debt to common stock	$98,512	$—

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of September 30, 2006, our retail subsidiary operated 194 Guitar Center stores across the United States consisting of 132 primary format stores, 59 secondary format stores and 3 tertiary format stores. In addition, as of September 30, 2006, our Music & Arts Center division operated more than 90 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and its cash flows for the nine months ended September 30, 2006 and 2005. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

2. Acquisition of Businesses

During the second quarter of 2006, our Guitar Center division acquired four retail locations in Texas and related net assets from Hermes Trading Company, Inc., a musical instruments retailer, for approximately $11.0 million.

During the nine months ended September 30, 2006, our Music & Arts Center division acquired a total of 13 stores and related net assets for an aggregate purchase price of approximately $9.8 million.

The aggregate purchase price for the acquisitions in the nine months ended September 30, 2006 (including purchase price adjustments of $0.4 million) totaled approximately $20.8 million, which was principally allocated to merchandise inventories of $8.5 million and goodwill of $10.7 million.

The acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The results of operations of the acquisitions were not material to the current period consolidated financial statements and, as such, pro forma financial information is not presented for these acquisitions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

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

3. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired resulting from business acquisitions accounted for under the purchase method. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 were as follows (in thousands):

	Guitar	Music &	Musician’s
	Center	Arts	Friend	Total
Balance at December 31, 2005	$5,382	$77,106	$3,441	$85,929
Goodwill resulting from acquisitions	8,160	2,106	—	10,266
Goodwill adjustments	—	432	—	432
Balance at September 30, 2006	$13,542	$79,644	$3,441	$96,627

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of September 30, 2006 and December 31, 2005 (dollars in thousands, life in years):

		September 30, 2006
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,367	$—	$5,367
Amortized
Customer contracts	1.4	4,003	(3,640)	363
Covenants not to compete	3.9	2,674	(1,133)	1,541
Other	2.6	852	(588)	264
Intangible assets, net		$12,896	$(5,361)	$7,535

		December 31, 2005
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,325	$—	$5,325
Amortized
Customer contracts	1.4	3,430	(1,734)	1,696
Covenants not to compete	3.7	2,200	(596)	1,604
Other	2.6	834	(317)	517
Intangible assets, net		$11,789	$(2,647)	$9,142

Amortization of intangible assets is included in selling, general and administrative expenses. The estimated amortization expense related to intangible assets for each of the five years and thereafter as of September 30, 2006 is as follows (in thousands):

Year ending December 31,

Remainder of 2006	$387
2007	983
2008	409
2009	247
2010	97
2011	45
Thereafter	—
Total	$2,168

4. Net Income Per Share

The following table summarizes the calculation of diluted weighted average shares and diluted net income per share for the periods presented below (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	$11,321	$14,409	$40,457	$43,204
Add back interest, net of tax, on 4% Senior Convertible Notes (a)	118	727	1,722	2,181
Net income, excluding interest expense on 4% Senior Convertible Notes	$11,439	$15,136	$42,179	$45,385

Basic weighted average shares outstanding	28,874	25,975	27,119	25,819
Dilutive effect of stock options outstanding	650	1,079	740	1,125
Shares issuable on assumed conversion of 4% Senior Convertible Notes (b)	400	2,892	2,052	2,892
Diluted weighted average shares outstanding	29,924	29,946	29,911	29,836

Basic net income per share	$0.39	$0.55	$1.49	$1.67
Diluted net income per share	$0.38	$0.51	$1.41	$1.52

(a)   Represents the interest expense for the period the 4% Senior Convertible Notes (the “Notes”) were outstanding, including contingent interest and amortization of deferred financing costs, net of tax, using an effective tax rate of 41.0% and 37.7% for the three and nine months ended September 30, 2006 and 38.5% for the three and nine months ended September 30, 2005.

(b)   Represents the weighted-average number of common shares issuable upon the conversion of the Notes, up to the date of actual conversion.

For the three and nine months ended September 30, 2006 and 2005, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and conversion of the Notes up to the date of actual conversion.

For the three and nine months ended September 30, 2006, options to acquire weighted-average shares of 1,059,000 and 869,000, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive. For the three and nine months ended September 30, 2005, options to acquire weighted-average shares of 77,000 and 177,000, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive.

For the three and nine months ended September 30, 2006, 0.4 million and 2.1 million shares, respectively, of common stock issuable upon conversion of the Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were deemed to be potential common stock and were deemed to be outstanding for the purposes of calculating diluted net income per share under the “if-converted” method of accounting under which the after-tax interest expense, including contingent interest and amortization of deferred financing costs, for the period is added back to net income. For the three and nine months ended September 30, 2005, the common stock issuable upon conversion of the Notes amounted to 2.9 million shares. The Notes were called for redemption by the Company on June 15, 2006 and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date. See Note 9 for further discussion of the Notes.

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

The following table summarizes financial information for our operating segments as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Guitar	Music &	Musician’s		Guitar	Music &	Musician’s
	Center	Arts	Friend	Total	Center	Arts	Friend	Total
Net Sales	$352,470	$34,190	$86,072	$472,732	$1,031,601	$99,180	$270,676	$1,401,457
Gross Profit	94,123	13,331	25,813	133,267	277,327	42,667	81,136	401,130
Depreciation and amortization	7,228	1,331	883	9,442	20,167	4,111	2,356	26,634
Selling, general and adiministrative expenses	75,616	17,411	20,995	114,022	219,731	46,884	64,505	331,120
Operating income (loss)	18,507	(4,080)	4,818	19,245	57,596	(4,217)	16,631	70,010
Income (loss) before income tax (benefit)	20,984	(7,062)	5,265	19,187	60,495	(12,808)	18,039	65,726
Capital expenditures	21,164	679	1,653	23,496	53,498	2,609	5,435	61,542

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	Guitar	Music &	Musician’s		Guitar	Music &	Musician’s
	Center	Arts	Friend	Total	Center	Arts (1)	Friend	Total
Net Sales	$310,130	$30,121	$80,810	$421,061	$904,410	$65,032	$250,301	$1,219,743
Gross Profit	87,014	13,299	23,505	123,818	247,139	27,413	75,778	350,330
Depreciation and amortization	5,388	1,295	630	7,313	15,902	3,017	1,711	20,630
Selling, general and adiministrative expenses	64,120	14,611	19,635	98,366	186,310	34,437	54,519	275,266
Operating income (loss)	22,894	(1,312)	3,870	25,452	60,829	(7,024)	21,259	75,064
Income (loss) before income tax (benefit)	22,867	(3,715)	4,279	23,431	60,145	(12,264)	22,372	70,253
Capital expenditures	21,335	315	826	22,476	56,016	810	3,479	60,305

	Guitar	Music &	Musician’s
	Center	Arts	Friend	Total
Total assets at September 30, 2006	$628,913	$230,686	$83,632	$943,231
Total assets at December 31, 2005	$512,802	$197,045	$70,343	$780,190

(1)           The information included for the Music & Arts Center division included only the operation of American Music prior to April 15, 2005.

6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share–Based Payment,” which replaced SFAS No. 123, “Accounting for Stock–Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock–based compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. For performance share awards, stock-based compensation expense is measured at the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance. The Company elected the modified prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants subsequent to the effective date. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the three months ended September 30, 2006 was $3.0 million ($1.8 million, net of tax), or $0.06 per diluted share. Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the nine months ended September 30, 2006 was $14.9 million ($9.2 million, net of tax), or $0.31 per diluted share. Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the three and nine months ended September 30, 2005 was $1.4 million ($0.8 million, net of tax), or $0.03 per diluted share. As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes for the three and nine months ended September 30, 2006 was $2.8 million and $10.7 million lower, respectively, and net income for the three and nine months ended September 30, 2006 was $1.7 million and $6.6 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. If we had not adopted SFAS No. 123(R), our basic and diluted net income per share for the three months ended September 30, 2006 would have been increased by $0.06 and for the nine months ended September 30, 2006, basic and diluted income per share would have been increased by $0.25 and $0.22, respectively. Under the APB No. 25 intrinsic value method, the Company would not have recorded stock-based compensation expense in 2006 related to stock option awards, but would have recorded stock-based compensation expense related to awards of performance shares, restricted stock and deferred stock.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. For the nine months ended September 30, 2006, $2.0 million of excess tax benefits from the exercise of stock options reported in financing cash flows would have been reported as operating cash flows had SFAS No. 123(R) not been adopted.

The following table details the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$14,409	$43,204
Add: Total stock-based employee compensation expense, net of related tax effects	883	$883
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,765	5,541
Pro forma net income	$12,527	$38,546

Net income per share:
Basic - as reported	$0.55	$1.67
Basic - pro forma	$0.48	$1.49
Diluted - as reported	$0.51	$1.52
Diluted - pro forma	$0.44	$1.37

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

Under the 2004 Plan and the Prior Plans, an aggregate of 1.3 million shares of common stock were available for issuance as of September 30, 2006, which includes 0.7 million additional shares approved by our stockholders on April 28, 2006. The Company generally issues new shares for stock option exercises, performance share awards and restricted stock awards.

Stock Options

Option grants are issued at fair market value on the date of grant and generally vest over four years. Option grants generally expire ten years after the date of grant.

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

The assumptions used to value option grants under the lattice-based binomial model for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected volatility range	40-43%	32-52%	35-49%	32-52%
Weighted-average expected volatility	41.3%	42.0%	41.6%	42.0%
Expected term (in years)	4.38	7.38	4.38-5.75	7.38
Risk-free interest rate	4.3-4.7%	3.5-4.0%	4.3-4.9%	3.5-4.0%
Expected dividends	—	—	—	—

Stock option activity for all plans during the nine months ended September 30, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	No. of Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	2,802,394	$31.94
Granted	558,400	43.60
Exercised	(290,485)	20.95
Forfeited	(92,647)	49.82
Expired	—	—
Outstanding at September 30, 2006	2,977,662	$34.63	6.85	$38,404

Exercisable at September 30, 2006	1,736,811	$26.11	5.43	$34,302

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $18.07 and $18.85. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2005 was $32.91 and 27.09. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the nine months ended September 30, 2006 and 2005 was $8.3 million and $25.6 million, respectively.

In February 2006, the Company entered into a transition agreement with its former Chief Financial Officer upon his retirement from the Company, which provided for the immediate acceleration of all of his outstanding options totaling 32,002 shares. Included in the stock-based compensation expense for the nine months ended September 30, 2006 is expense related to this acceleration of $0.8 million ($0.5 million net of tax).

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified employee stock purchase plan under which options are permitted to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering periods, which end in June and December. The participants purchase the shares through payroll deductions.

The assumptions used to value the ESPP options under the lattice-based binomial model for the three months and nine months ended September 30, 2006 are as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility range	34-40%	32-40%
Weighted-average expected volatility	36.9%	36.5%
Expected term	6 months	6 months
Risk-free interest rate	5.0%	4.4-5.0%
Weighted-average grant-date fair value	$11.62	$12.20

Total stock-based compensation expense recognized for ESPP options was $0.2 million and $0.6 million, respectively, for the three and nine months ending September 30, 2006.

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

The target number of performance shares potentially issuable under the LTIP is expected to be 250,912, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. Included in the target performance shares are 21,382 shares for two new executives added to the plan effective April 1, 2006. The performance period for these new participants began on April 1, 2006 and ends on December 31, 2007. The number of target shares was reduced in the third quarter of 2006 by 15,273 shares due to the departure of a participant. The previously recorded stock compensation expense related to this participant was reversed in the third quarter of 2006.

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

For the three months ended September 30, 2006, the Company recorded a $0.1 million reduction to stock-based compensation expense related to the LTIP. For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense related to the LTIP of $5.0 million ($3.1 million net of tax), or $0.10 per diluted share. Included in the $5.0 million expense is $1.8 million of stock-based compensation expense recorded in the first quarter of 2006 related to the LTIP that should have been recorded in the fourth quarter of 2005 under the variable plan accounting method established by APB No. 25. The Company does not believe that this misstatement is material to our current or previously issued consolidated financial statements.

Restricted Stock Awards/Deferred Stock Awards

Awards of restricted stock and deferred stock are generally made to the non-employee directors of the Company and are measured on the date of grant. These time-based awards vest over three to five years and are forfeitable under certain conditions.

A summary of the Company’s awards of performance shares, restricted stock, and deferred stock as of and for the nine months ended September 30, 2006 is presented below:

		Weighted-Average
	No. of Shares	Grant-Date Fair
	(1)	Value
Nonvested balance at December 31, 2005	506,848	$55.94
Granted	63,051	48.88
Vested	(2,014)	49.93
Forfeited	(30,546)	56.32
Nonvested balance at September 30, 2006	537,339	$55.12

(1)           Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The total fair value of restricted stock and deferred stock vested during the nine months ended September 30, 2006 was immaterial. Based on our latest estimates, there was $6.7 million ($4.0 million net of tax) of total unrecognized compensation cost for nonvested shares, as of September 30, 2006, that is expected to be recognized over a weighted average period of 1.5 years.

7. Legal Proceedings

On November 29, 2005, a case was filed against the Company and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The amended complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law, various common law claims and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, L.L.C. to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys’ fees.

The Company and the other defendants, under a joint defense agreement, have filed motions to dismiss all claims and the plaintiff has filed reply briefs.

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

On October 13, 2004, a putative class action lawsuit entitled Carlos Rodriguez v. The Guitar Center, Inc. [sic], Case No. GC322958, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by an individual purporting to represent all hourly retail store employees employed by us within the State of California. On December 15, 2004, a putative class action lawsuit entitled James McClain et. al. v. Guitar Center Stores, Inc., Case No. BC326002, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by three individuals purporting to represent all hourly retail store employees employed by us within the State of California. Among other things, the lawsuits alleged that we improperly failed to document and enforce break-time and lunch-time periods for such employees and sought an unspecified amount of damages, penalties and attorneys’ fees. In July 2006, the court approved a final class action settlement. Pursuant to the settlement, the Company made payments to the class members in October 2006 of approximately $2.9 million to fully resolve claims by eligible class members.

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

9. Conversion of Notes

On June 15, 2006, the Company called for redemption all of the outstanding Notes due 2013. The Notes were originally issued on June 13, 2003 in the aggregate principal amount of $100 million. Holders were able to convert the Notes into shares of common stock at an effective conversion price of approximately $34.58 per share, in lieu of accepting redemption. Prior to the redemption date of July 15, 2006, holders of substantially all of the remaining outstanding Notes elected to convert their Notes into shares of the Company’s common stock. As a result of these conversions, approximately 2.9 million shares of common stock were issued to the holders that elected to convert their Notes. In connection with the redemption of the unconverted Notes, the Company paid approximately $3,000 in cash, which includes the redemption and premium payments and cash paid in lieu of fractional shares. In conjunction with the redemption, the Company reclassified approximately $1.5 million of unamortized debt issuance costs from other assets to additional paid-in capital in the third quarter of 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment.  As of September 30, 2006, our retail subsidiary operated 194 Guitar Center stores across the United States consisting of 132 primary format stores, 59 secondary format stores and 3 tertiary format stores. In addition, as of September 30, 2006, our Music & Arts Center division operated more than 90 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalog and website, www.musiciansfriend.com.

During the third quarter, we opened a total of ten Guitar Center stores, including three primary format stores in Fairview Heights, Illinois, Fayetteville, Georgia and Lewisville, Texas, six secondary format stores in Allentown, Pennsylvania, Beaumont, Texas, Davenport, Iowa, Greensboro, North Carolina, Lubbock, Texas and Reno, Nevada and a tertiary format store in Sioux Falls, South Dakota . The new stores added 113,000 square feet of retail space and increased the retail space for Guitar Center stores to a total of 2.8 million square feet at the end of the third quarter of 2006.

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

Financial Reporting Change

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share–Based Payment (“SFAS No. 123(R)”), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share–based compensation to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on fair values rather than pro forma footnote disclosure.

Effective January 1, 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. For additional information on our adoption of SFAS No. 123(R), see Note 6, Stock–Based Compensation, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10–Q.

Executive Summary

Consolidated net sales for the quarter ended September 30, 2006 increased 12.3%, or $51.7 million, to $472.7 million compared to $421.1 million in the third quarter of 2005. Consolidated net income for the quarter was $11.3 million, a decrease of 21.4% compared to the third quarter of 2005. Net income per diluted share decreased to $0.38 from $0.51 in the third quarter of 2005.

For the third quarter of 2006, our Guitar Center stores generated 2.9% comparable store sales growth and an increase of 13.7% in total net sales compared to the third quarter of 2005. Sales from new stores totaled $33.3 million and represented 78.8% of the overall increase in net sales. We opened ten new Guitar Center stores in the quarter. We continue to face a more challenging retail environment, which may impact sales and operating margins trends for the foreseeable future.

Musician’s Friend, our direct response unit, generated an increase in net sales for the third quarter of 6.5% to $86.1 million compared to $80.8 million in the third quarter of 2005. Gross profit margins increased by 0.9% of net sales compared to the third quarter of 2005, reflecting a higher selling margin offset somewhat by reduced shipping and handling revenue resulting from the competitive environment.

For the three months ended September 30, 2006, net sales for our Music & Arts Center segment increased 13.5% to $34.2 million from $30.1 million for the same period in 2005. The increase was generated primarily from newly acquired businesses. Comparable sales for the third quarter were down slightly by 0.2%. Gross profit margins declined by 5.2% of net sales compared to the third quarter of 2005. The decrease was primarily the result of lower selling margin, increased occupancy costs, and higher shrink expense.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $2.8 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, we recognized $8.4 million and $6.5 million of cooperative advertising allowances. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserves against cooperative advertising and rebate receivables are determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $7.0 million and $6.1 million for the three months ended September 30, 2006 and 2005 and $24.6 million and $23.1 million for the nine months ended September 30, 2006 and 2005, respectively. We earned and recognized vendor rebates of $7.4 million and $7.7 million for the three months ended September 30, 2006 and 2005 and $23.4 million and $21.2 million for the nine months ended September 30, 2006 and 2005, respectively. None of these credits are recorded as revenue.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) to account for our stock-based compensation plans. We elected the modified prospective method of adoption, which permitted application of the new requirements on a prospective basis. Accordingly, prior period amounts have not been restated. Under this application, stock-based compensation is recorded for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program, performance share awards, restricted stock awards, and deferred stock awards.

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

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.2	29.4	28.6	28.7
Selling, general and administrative expenses	24.1	23.4	23.6	22.6
Operating income	4.1	6.0	5.0	6.1
Interest expense, net	0.5	0.5	0.5	0.4
Gain on sale of property	0.5	0.0	0.2	0.0
Income before income tax expense	4.1	5.5	4.7	5.7
Income taxes	1.7	2.1	1.8	2.2
Net income	2.4%	3.4%	2.9%	3.5%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Consolidated net sales for the three months ended September 30, 2006 increased 12.3% to $472.7 million, compared to $421.1 million for the same period in 2005.

Net sales from Guitar Center stores for the three months ended September 30, 2006 totaled $352.5 million, a 13.7% increase from $310.1 million for the same period in 2005. Sales from new stores were $33.3 million and represented 78.8% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales for the third quarter increased 2.9%. Comparable store sales achieved this level despite experiencing a more challenging retail environment throughout the quarter. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. We continue to face a more challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

Net sales from the Music & Arts Center segment for the three months ended September 30, 2006 increased 13.5% to $34.2 million from $30.1 million for the same period in 2005. Substantially all of the sales growth for the third quarter of 2006 was generated from new locations, primarily acquired businesses and new affiliates. Comparable sales declined slightly by 0.2% in the third quarter of 2006.

Net sales from the Musician’s Friend channel totaled $86.1 million for the three months ended September 30, 2006, an increase of $5.3 million, or 6.5%, from the same period in 2005. The increase in sales primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the three months ended September 30, 2006 compared to 2005 increased 7.6% to $133.3 million from $123.8 million. Gross profit as a percentage of net sales for the three months ended September 30, 2006 declined to 28.2% from 29.4% in the same period in 2005. As discussed below, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for Guitar Center stores was 26.7% in the third quarter of 2006 compared with 28.1% in the third quarter of 2005. The decrease in gross margin was primarily due to higher occupancy costs of 0.8% and lower selling margin of 0.6%. The higher occupancy costs were primarily due to higher store rent and higher depreciation and amortization expense. The selling margin in the prior year period was impacted by the reduction in inventory reserves and benefits associated with unclaimed merchandise advances.

Gross profit for the Music & Arts Center segment was 39.0% for the three months ended September 30, 2006 compared to 44.2% for the same period in 2005. The decline in gross margin was primarily due to reduced selling margin of 3.1%, higher occupancy costs of 1.5% and higher shrink expense of 0.6%. The reduced selling margin was primarily due to adjustments in the prior year period to record higher vendor rebates of 1.7% and higher rental margins on the acquired contracts from the Music & Arts Center, Inc. acquisition of 1.0%. The higher occupancy costs were primarily due to higher rent expense. The higher shrink expense was impacted by higher instrument recoveries in the prior year period.

Gross profit for the Musician’s Friend segment was 30.0% for the three months ended September 30, 2006 compared to 29.1% in the third quarter of 2005. The increased gross margin was primarily due to higher selling margin of 1.2% partially offset by reduced shipping and handling revenue of 0.3%. Reduced shipping and handling revenue resulted from expanded free freight offers due to increased online competition.

Consolidated selling, general and administrative (SG&A) expenses for the three months ended September 30, 2006 increased 15.9% to $114.0 million from $98.4 million for the same period in 2005. As a percentage of net sales, SG&A expenses were 24.1% for the third quarter in 2006 compared to 23.4% in the third quarter of 2005. The increase was primarily due to higher stock-based compensation and increased promotional costs.

SG&A expenses for the Guitar Center division in the third quarter of 2006 were 21.5% as a percentage of net sales compared to 20.7% in the third quarter of 2005. The increase was primarily due to higher advertising costs of 0.6% and stock-based compensation expense of 0.2%. The higher advertising costs resulted primarily from increased promotional efforts to drive sales in the current quarter. The higher stock-based compensation consisted of expense for options and other stock awards of 0.5% offset by a decrease in expense under the LTIP of 0.3%.

SG&A expenses for Music & Arts Center were 50.9% of net sales in the third quarter of 2006 compared to 48.5% in the third quarter of 2005. The increase was primarily due to higher salary expense of 2.0% and higher stock-based compensation expense of 0.8%. The salary expense was impacted by costs of expansion into Texas resulting from the closure of a competitor. The higher stock-based compensation consisted of expense for options and other stock awards of 0.5% and an increase in expense under the LTIP of 0.3%.

SG&A expenses for the Musician’s Friend division were 24.4% of sales in the third quarter of 2006 compared to 24.3% in the third quarter of 2005. The increase was primarily due to higher expenses for depreciation and amortization of 0.3%, computer maintenance of 0.2%, insurance of 0.2% and stock-based compensation of 0.3% offset by a reduction in advertising costs of 1.1%. The higher depreciation and amortization was primarily related to capital purchases for equipment and building improvements. The higher stock-based compensation consisted of expense for options and other stock awards of 1.3% offset by a decrease in expense under the LTIP of 1.0%. The lower advertising was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing.

Consolidated operating income decreased 24.4% to $19.2 million for the three months ended September 30, 2006 from $25.5 million in the comparable 2005 period. As a percentage of net sales, consolidated operating income declined to 4.1% from 6.0% in the third quarter of 2005.

Interest expense, net for the three months ended September 30, 2006 increased to $2.2 million from $2.0 million in the third quarter of 2005. The increase was principally due to higher borrowings under the revolving credit facility used primarily to fund working capital requirements offset by reduced interest resulting from the conversion of the 4% senior notes in July 2006.

The gain on sale of property of $2.1 million in the third quarter of 2006 resulted from the disposition of real estate made available by the relocation of a Guitar Center store.

For the three months ended September 30, 2006, income tax expense was $7.9 million compared to $9.0 million for the same period in 2005. The effective tax rate in the third quarter increased to 41.0% compared to 38.5% in the prior year quarter. The rate increase was primarily due to the treatment of incentive stock options, or ISO’s, under SFAS 123(R). In addition, the rate was impacted by a partial reversal, amounting to $0.2 million, of the valuation allowance decrease recorded in the second quarter of 2006. The effective tax rate is subject to ongoing review and evaluation and may fluctuate in future quarters.

Consolidated net income for the three months ended September 30, 2006 decreased 21.4% to $11.3 million, compared to $14.4 million in the same period in 2005 as a result of the combinations of factors described above.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Consolidated net sales for the nine months ended September 30, 2006 increased 14.9% to $1,401 million, compared to $1,220 million for the same period in 2005.

Net sales from Guitar Center stores for the nine months ended September 30, 2006 totaled $1,032 million, a 14.1% increase from $904.4 million for the same period in 2005. Sales from new stores were $84.5 million and represented 66.5% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales increased 4.7% for the nine month period. We continue to face a more challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

On April 15, 2005, we completed our acquisition of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Financial results for the period of January 1, 2005 through April 15, 2005 reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the periods are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music stores. Net sales from the Music & Arts Center division for the nine months ended September 30, 2006 totaled $99.2 million compared to $65.0 million for the same period in 2005. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. on April 15, 2005. Combined comparable sales increased 1.3% for the nine month period.

Net sales from the Musician’s Friend segment totaled $270.7 million for the nine months ended September 30, 2006, a $20.4 million, or 8.1%, increase from the same period in 2005. The increase in sales primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the nine months ended September 30, 2006 compared to 2005 increased 14.5% to $401.1 million from $350.3 million. Gross profit as a percentage of net sales for the nine months ended September 30, 2006 was 28.6% compared to 28.7% in the prior year period. As discussed below, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for Guitar Center stores was 26.9% in the nine month period ended September 30, 2006 compared with 27.3% in the same period in 2005. The decline in gross profit was primarily due to higher occupancy costs of 0.5% partially offset by higher selling margin of 0.1%. The higher occupancy costs were primarily due to higher store rent and higher depreciation and amortization expense.

The gross profit margin for the Music & Arts Center division was 43.0% for the nine months ended September 30, 2006 compared to 42.2% for the same period in 2005. The margin improvement was primarily due to the write-down in the prior year period of $0.6 million, or 0.9% of sales, of inventory carried at American Music resulting from a change in product assortment. Excluding this prior year inventory write-down, the gross margin was 43.0% for both periods. In 2006, higher occupancy costs of 0.8% were offset by higher selling margin of 0.6% and lower shrink of 0.2%. The higher occupancy costs were primarily due to higher rent expense and higher telecommunications costs. The improved selling margin was driven by a change in product mix and better pricing under the Music & Arts business as compared to the American Music business in 2005. During 2005, we discontinued our low margin institutional business sales which are not part of our ongoing Music & Arts Center strategy. The lower shrink expense was due to higher instrument recoveries in the current period.

Gross profit margin for the Musician’s Friend division was 30.0% for the nine months ended September 30, 2006 compared to 30.3% in the same period in 2005. The decrease resulted primarily from reduced shipping and handling revenue of 1.3%, higher freight costs of 0.2% and increased purchasing costs of 0.1%, partially offset by higher selling margin of 1.3%. Reduced shipping and handling revenue resulted from expanded free freight offers due to increased online competition.

Consolidated SG&A expenses for the nine months ended September 30, 2006 increased 20.3% to $331.1 million from $275.3 million for the same period in 2005. As a percentage of net sales, SG&A expenses were 23.6% for the nine month period in 2006 compared to 22.6% in the same period in 2005. The increase was primarily due to the recognition of $14.9 million of stock-based compensation expenses in the current year consisting of expenses for stock options and other awards totaling $9.9 million, or 0.7% of sales, and expense under the LTIP totaling $5.0 million, or 0.4% of sales.  This was an increase in stock-based compensation expense of 0.9% of sales over the prior year period, which included $1.4 million of expense under the LTIP. The components of stock-based compensation for the nine months ended September 30, 2006 consisted of the following:

		As a % of
	Amount in	consolidated
	millions	net sales
Stock-based compensation expense for the nine months ended September 30, 2006:
Stock options and other awards for the nine months ended September 30, 2006	$9.1	0.6%
Acceleration of stock option vesting related to the retirement of our former Chief Financial Officer in February 2006	0.8	0.1%
Total expense from options and other awards	9.9	0.7%
LTIP performance related to the fourth quarter of 2005	1.8	0.1%
LTIP performance related to the nine months ended September 30, 2006	3.2	0.2%
Total expense from LTIP	5.0	0.4%
Total stock-based compensation expense	$14.9	1.1%

The stock-based compensation related to stock options, including the ESPP, and other awards was recorded as a result of the adoption of SFAS No. 123(R) effective January 1, 2006. Upon the retirement of our former Chief Financial Officer announced in February 2006, all of his remaining unvested options totaling 32,002 shares immediately vested. Pursuant to SFAS No. 123(R), stock-based compensation expense in the amount of $0.8 million was recorded due to the vesting acceleration. A total of $5.0 million of stock-based compensation expense related to the LTIP was recorded in the nine months ended September 30, 2006. Included in this figure was $1.8 million of expense that should have been recorded in the consolidated financial statements in the fourth quarter of 2005. The error was discovered subsequent to the issuance of the 2005 consolidated financial statements. We do not believe that this misstatement is material to our current or previously issued consolidated financial statements. The remaining LTIP expense of $3.2 million relates to the initial adoption of SFAS No. 123(R) and recognition of performance under the LTIP provisions for the nine months ended September 30, 2006.

SG&A expenses for the Guitar Center division for the nine months ended September 30, 2006 were 21.3% as a percentage of net sales compared to 20.6% in same period in 2005. The increase was primarily due to higher expenses for stock-based compensation of 0.7%, advertising costs of 0.1%, store opening costs of 0.1% and credit card expenses of 0.1% offset by lower equipment rent costs of 0.2% and lower payroll and benefits of 0.2%.

SG&A expenses for Music & Arts Center were 47.3% of sales for the nine months ended September 30, 2006 compared to 53.0% in the same period in 2005. The reduction in expenses was primarily due to expenses totaling $2.8 million, or 4.3% of sales, recorded in the prior year period related to the acquisition of Music & Arts Center, Inc. consisting of the elimination of a redundant point of sales system, severance costs, and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland. Excluding the prior year acquisition-related expenses, the SG&A expenses decreased by 1.4% of sales compared to the prior year period, which is primarily due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center, Inc. and American Music partially offset by stock-based compensation expenses of 1.4%.

SG&A expenses for the Musician’s Friend division were 23.8% of sales for the nine months ended September 30, 2006 compared to 21.8% for the same period in 2005. The increase was primarily due to higher expenses for stock-based compensation of 1.7%, payroll costs of 0.6%, insurance of 0.3% and depreciation and amortization of 0.2%, partially offset by lower advertising expense of 1.3%. Higher payroll costs were driven by higher office and warehouse salaries. The lower advertising was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing.  Other smaller increases were experienced related to computer maintenance expense, bad debt expense and consulting expense.

Consolidated operating income decreased 6.7% to $70.0 million for the nine months ended September 30, 2006 from $75.1 million in the comparable 2005 period. As a percentage of net sales, consolidated operating income declined to 5.0% from 6.1% in the prior year period. This decline reflects the higher SG&A expenses resulting primarily from the recognition of stock-based compensation expenses in the current year period and a slight decrease in consolidated gross profit margin compared to the prior year period.

Interest expense, net for the nine months ended September 30, 2006 increased to $6.4 million from $4.8 million in the comparable 2005 period. The increase was due to higher borrowings under the revolving credit facility used primarily to fund the acquisition of Music & Arts Center, Inc. on April 15, 2005 and increased working capital requirements offset somewhat by reduced interest resulting from the conversion of the 4% senior notes in July 2006.

The gain on sale of property of $2.1 million recorded in the third quarter of 2006 resulted from the disposition of real estate made available by the relocation of a Guitar Center store.

For the nine months ended September 30, 2006, income tax expense was $25.3 million compared to $27.0 million for the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was 38.4%, compared to 38.5% in the prior year period. The slightly lower rate was the result of a $0.8 million, or $0.03 per diluted share, reduction in the current period of a valuation allowance related to a capital loss recorded in 2001. Substantially offsetting this was a rate increase associated with the treatment of incentive stock options, or ISO’s, under SFAS 123(R).

Consolidated net income for the nine months ended September 30, 2006 decreased 6.4% to $40.5 million, compared to $43.2 million in the same period in 2005 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2005 for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of September 30, 2006, we had $147.4 million in borrowings outstanding under our credit facility and had available borrowings of $46.3 million (net of $6.2 million of outstanding letters of credit).

Our credit facility with a syndicate of banks led by Wells Fargo Retail Finance, as amended through April 26, 2006, permits borrowings up to $200 million (which may be increased to $250 million at our option), subject to borrowing base limitations. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate plus applicable prime margin, or London Interbank Offered Rate (“LIBOR”), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission (SEC). Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. The credit agreement matures in December 2011.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, “—Disclosures About Contractual Obligations and Commercial Commitments” and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We anticipate making additional capital investments of $4.0 million to $5.0 million in the fourth quarter of 2006 in connection with the expansion of our Guitar Center distribution center and the new corporate office build out, and we expect to incur increased rent expense for the expanded distribution center starting during the fourth quarter of 2006. On March 30, 2006, our Musician’s Friend division executed a lease agreement for a new distribution center for our direct response business that will have a capacity significantly exceeding the capacity of the current distribution center that it will replace. This lease is treated as an operating lease for accounting purposes. Details of the lease agreement were included in the Current Report on Form 8-K we filed on March 30, 2006. In August 2006, we entered into a master operating lease agreement to lease equipment totaling approximately $13 million to support the operations of the distribution center for our Musician’s Friend division.

Net cash used in operating activities was $49.0 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $4.3 million for the same period in 2005. The primary uses of cash during the nine months ended September 30, 2006 were an increase in merchandise inventories of $104.2 million and a decrease in accrued expenses and other current liabilities of $39.1 million. The increase in merchandise inventories was primarily due to the 29 Guitar Center stores opened in the current period and an increase in business volumes across all segments.  The reduction of accrued expenses and other current liabilities was primarily due to payments of income taxes and sales taxes. The primary sources of cash were generated from the current period earnings and an increase in accounts payable of $31.3 million due mostly to higher business volumes and timing of vendor payments.

Cash used in investing activities was $79.8 million for the nine months ended September 30, 2006 compared to $142.1 million for the same period in 2005. The cash used in investing activities for the nine months ended September 30, 2006 included $61.5 million of capital expenditures, comprised primarily of $34.4 million on new stores and remodels, $11.0 million on computer equipment purchases and $7.4 million related to the expansion of our distribution center facilities. Also, our acquisition of businesses for the Music & Arts Center division totaled $9.8 million for the nine months ended September 30, 2006. During the second quarter of 2006, we also acquired four retail locations of Hermes Trading Company, Inc. for approximately $11.0 million.

Cash provided by financing activities totaled $124.5 million for the nine months ended September 30, 2006 compared to $85.1 million in the same period in 2005. The cash provided by financing activities in the nine months ended September 30, 2006 was due to increased borrowings under the revolving line of credit to support business acquisitions, capital expenditures and working capital requirements.  In addition, proceeds from the exercise of stock options provided $8.1 million (including $2.0 million in excess tax benefits that are reflected in cash flows from financing activities) and employee purchases of our common stock under the ESPP provided $1.2 million.

We believe that our current operating cash flows, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity will be sufficient to meet our obligations in the ordinary course of business over the next twelve months, including capital expenditures and new store openings. We anticipate our capital expenditures will be between $26.0 million and $30.0 million for the fourth quarter of fiscal 2006.

Our known capital resource and liquidity requirements for 2006 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our line of credit. We believe that our borrowing ability under our amended credit facility will be sufficient to provide the seasonal liquidity we believe will be required during the 2006 fiscal year.

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

In 2006, we are pursuing an aggressive growth strategy by opening additional stores in new and existing markets. During the nine months ended September 30, 2006, we opened a total of 29 new Guitar Center stores, consisting of 10 primary format stores, 17 secondary format stores and 2 tertiary format stores. We expect our cost of capital improvements for a primary format Guitar Center store to average approximately $1.2 million consisting of leasehold improvements, fixtures and equipment. A new primary format store is also expected to require approximately $2.0 to $2.5 million in gross inventory. We have developed secondary format Guitar Center stores to build in sites that we do not believe will support our primary format units. For our secondary market stores, we expect to require an average of approximately $0.9 million in capital improvements and approximately $1.7 to $2.0 million in gross inventory. Our first tertiary format store to serve smaller population centers was opened in late 2005 and we have opened two more stores in 2006. For our tertiary format stores, we expect to require an average of approximately $0.6 million in capital improvements and approximately $1.0 million in gross inventory. These capital expenditures reflect the increasing construction costs that we have been experiencing. We expect these increases to continue for the foreseeable future, and these costs may increase above our expectations.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact, if any, adopting SAB 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net income.

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

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, in 2006, we have been experiencing rising steel, lumber, concrete, labor, fuel and freight costs related to opening, remodeling, operating and relocating our stores, expanding our distribution centers and operating our business.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. At September 30, 2006, we had $147.4 million in outstanding borrowings under our credit facility. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings of $1.5 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2005. The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

Our failure to maintain and expand our distribution centers could adversely impact our business.

We are in the process of significantly expanding our Guitar Center and direct response distribution centers to increase our capacity to support continued expansion. We have made, and expect to continue to make, significant capital investments in these facilities. We expect to incur increased rent starting during the fourth quarter of 2006 for our new Guitar Center distribution center. The lease for our direct response distribution center expires in the third quarter of 2007. We are in the process of constructing a larger replacement distribution center for our direct response business, and expect to complete that facility prior to the expiration of the lease on our existing facility. Our failure to complete our expansions and replacements on time and on budget may result in the need for us to expend additional capital and may impair the efficient operation of our distribution system, which could materially adversely impact our business, results of operations, financial condition and prospects.

We depend on key personnel including our senior management who are important to the success of our business.

Our success depends to a significant extent on the services of members of our senior management. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In particular, two members of senior management at our direct response business have left the company in 2006. The departure of these individuals has increased the strain on management capacity, and the departure of further senior management at our direct response business could further strain management capacity. The departures that have occurred in 2006, or future departures, may adversely impact the results of our direct response business.

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

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November 2006.

Guitar Center, Inc.

/s/ ERICK MASON

Erick Mason, Executive Vice President and
Chief Financial Officer