Form 10-K
period 2006-12-31
GUITAR CENTER INC
filed 2007-03-01
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐                      No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,169,000,000 based on the closing price as reported on the NASDAQ Global Select Market. Shares of Common Stock held by each executive officer, director and each person or entity known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2007, there were 29,502,000 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2007 annual stockholders’ meeting are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

Introduction

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2006, our wholly owned retail subsidiary operated 198 Guitar Center stores across the United States, with 134 primary format stores, 61 secondary format stores and 3 tertiary format stores. In addition, as of December 31, 2006, our Music & Arts Center division operated 97 stores specializing in band instruments for sale and rental, serving teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, www.musiciansfriend.com. www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

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

In May 1999, we acquired Musician’s Friend, Inc., an Oregon-based direct response retailer of musical instruments. Musician’s Friend is the largest direct response retailer of musical instruments in the United States, through its catalog and e-commerce website. In February 2007, we acquired substantially all of the assets of Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind and Music123, an Indiana-based direct response retailer of musical instruments. We refer to this business as “Woodwind & Brasswind.”

In April 2001, we acquired American Music Group, Ltd. and its related companies, a musical instrument retailer specializing in the sale and rental of band instruments and accessories serving the student and family market. In April 2005, we acquired Music & Arts Center, Inc., a Maryland-based musical instruments retailer which primarily serves the beginning musician and emphasizes rentals, music lessons and band and orchestra instrument sales. Subsequent to the Music & Arts Center acquisition, our American Music and Music & Arts Center businesses were combined into a new division of our retail store subsidiary that operates under the Music & Arts Center name.

Recent Events

On February 9, 2007, we acquired out of a bankruptcy proceeding substantially all of the assets of Dennis Bamber, Inc., also known as The Woodwind & The Brasswind. The acquisition consisted of a variety of direct response catalogs and websites, including those under the brand names Woodwind & Brasswind and Music123, related inventory and other assets. The acquired business operates as a division of our Musician’s Friend subsidiary, through an office, retail outlet and warehouse facility and a distribution center facility, both located in South Bend, Indiana.

The Woodwind & Brasswind brand is targeted primarily to online and catalog purchases of band and orchestra instruments, while the Music123 brand name is targeted primarily to online purchases of guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment. In connection with the purchase of this business, we entered into leases for the two Woodwind & Brasswind facilities, for a term of 24 months for the approximately 122,000 square foot office, retail outlet and warehouse facility and 18 months for the approximately 220,000 square foot distribution center facility. During the term of the leases, we expect to evaluate and implement a plan to integrate the various functions of the Woodwind & Brasswind business with or into our existing direct response business.

Industry Overview

The United States retail market for music products in 2005 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.8 billion in net sales. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $7.1 billion of the retail market for music products.

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

Business Overview

During 2006, we operated three reportable segments under the classifications of Guitar Center stores, direct response and Music & Arts Center.

Guitar Center Stores

Our Guitar Center stores offer a unique retail concept in the music products industry, combining an interactive, hands-on shopping experience with superior customer service and a broad selection of brand name, high-quality products at guaranteed low prices. We create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations, highlighted by bright, multi-colored lighting, high ceilings, music and videos. We believe that more than half of our Guitar Center store sales are to professional and aspiring musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our highly trained salespeople to answer technical questions and to assist in product demonstrations.

Our primary format Guitar Center stores are designed to serve major metropolitan population centers. Our primary format Guitar Center store generally ranges in size from 12,000 to 30,000 square feet. In late 2000, we opened our first secondary format store to serve metropolitan areas that previously were not served by our primary format stores. Our standard secondary format Guitar Center store generally ranges in size from 8,000 to 10,000 square feet. In late 2005, we opened our first tertiary market store to serve smaller population centers. Our tertiary format stores generally are expected to be approximately 5,000 square feet.

In 2006, we opened a total of 33 Guitar Center stores, including 12 primary format stores, 19 secondary format stores and 2 tertiary format stores. We also added four stores via acquisition consisting of two primary format stores and two secondary format stores. We presently expect to open approximately 16 to 19 new Guitar Center stores in 2007, consisting of 5 to 6 primary format stores, 9 to 11 secondary format stores and up to 2 tertiary format stores.

The following summarizes key operating statistics of our Guitar Center stores and is based on the stores operated by us for the full year ended December 31:

	2006	2005
Number of stores operated for the full year	161	136
Average net sales per square foot	$580	$599
Average net sales per store	$8,740,000	$9,214,000
Average store-level operating income	$1,151,000	$1,502,000
Average store-level operating income margin	13.2%	16.3%

These key operating statistics are based on results of Guitar Center stores in operation for at least 12 months as of December 31, 2006 and 2005, respectively. Average net sales per square foot is a measure of sales efficiency based on square footage. Average net sales per store represents the average result of stores open at least 12 months, and is typically adversely affected by the opening of secondary and tertiary format stores which generate lower levels of sales than primary format stores. Although these smaller format stores generate lower levels of sales, these stores cost less to build, stock and operate than our large format stores. Store-level operating income and margin includes individual store revenue and expenses plus allocated rebates, cash discounts and purchasing department salaries (based upon individual store sales).

Direct Response

Our Musician’s Friend subsidiary, which we operate as a separate business unit, is a direct response e-commerce and catalog business. Musician’s Friend offers musicians a shopping experience that includes technical product information, confirmations by a live person, quick and efficient sales and service and a musician-based staff for after-sale support. Musician’s Friend’s catalogs and websites offer an assortment of products and promotions throughout the year, mixing brand name products with unique and practical offerings. In June 2006, GuitarCenter.com was launched as an eCommerce website as part of our direct response division. In February 2007, we acquired the Woodwind & Brasswind business and its websites and catalogs.

Our direct response business is based in Medford, Oregon and is supported by a customer contact center located in Salt Lake City, Utah and a distribution facility located in Kansas City, Missouri. The Kansas City distribution center also houses an outlet store for selling returns and blemished product.

Music & Arts Center

The Music & Arts Center division of our retail store subsidiary operates stores specializing in band and orchestra instruments for sale and rental, serving teachers, band directors, college professors and students. Most of the Music & Arts Center stores also sell a limited assortment of guitars, amplifiers, percussion instruments, keyboards, pro audio and recording equipment, as well as provide music lessons. Music & Arts Center instrument rentals are conducted on-site through our outbound education representatives, over the counter at our retail locations, on-line, and through “affiliate” stores operated by third party musical instrument dealers.

As of December 31, 2006, Music & Arts Center operated 97 retail stores. Existing Music & Arts Center stores range from 830 to 11,500 square feet, with a target store size of approximately 3,800 square feet. Our Music & Arts Center business is based in Frederick, Maryland and is supported there by a distribution facility and call center, along with additional call centers in Liverpool, New York and Horsham, Pennsylvania.

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

Music & Arts Center

Our Music & Arts Center growth strategy is to increase market share by expanding our existing business. We are currently focusing on improving operational efficiencies and reducing working capital requirements. We may moderate our growth plans for this business unit until these improvements are complete.

Merchandising

Guitar Center Stores

Our primary format Guitar Center stores carry an average of 7,200 core stock keeping units, or SKUs, our secondary format Guitar Center stores carry an average of 5,700 core SKUs and our tertiary format Guitar Center stores carry an average of 4,200 core SKUs. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers.

Our stores are organized into five departments (guitars and amplifiers, drums, keyboards, pro audio and recording, and accessories), with each department focused on one product category. These departments address our customer’s specific product needs and are staffed by specialized salespeople, many of whom are practicing musicians. Our trade-in policy provides musicians with an alternative form of payment and the convenience of selling a used instrument and purchasing a new one at a single location. Used products are bought and priced to sell by store managers who are trained and knowledgeable in the used musical instrument market.

•       Guitars and Amplifiers. Our guitar and amplifiers department carries a wide variety of new, used and vintage electric, acoustic, classical and bass guitars. Major manufacturers including Fender, Gibson, Martin, PRS, Yamaha, Ovation, Peavey, Line 6 and Ibanez are well represented in popular models and colors. A number of our stores also carry other stringed instruments such as banjos and mandolins. We also offer an extensive selection of guitar sound processing units and products that allow guitars to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products.

We offer an extensive selection of electric, acoustic and bass guitar amplifiers, including a variety of boutique and vintage amplifiers with prices ranging from $50 to $5,000. We carry amplifiers from most major manufacturers, including Marshall, Fender, Crate, Ampeg, Vox, Peavey, Line 6 and Mesa Boogie.

•       Drums. Our drum department carries a range of percussion instruments, from drum kits to congas, bongos and other rhythmic and electronic percussion products. We also carry a selection of vintage and used percussion instruments. We carry name brands such as Drum Workshop, Sabian, Pearl, Gretsch, Yamaha, Tama and Zildjian.

•       Keyboards. We carry a wide selection of keyboard products and computer peripheral and software packages. Our keyboard product line covers a wide range of manufacturers, including Roland, Casio, Korg and Yamaha.

•       Pro Audio and Recording. Our pro audio and recording department carries live-sound, DJ and recording equipment for musicians at every level, from the casual hobbyist to the professional recording engineer. We maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition and recording software. Our products range from recording accessories to state-of-the-art digital recording systems. We also carry a large assortment of professional stage audio, DJ and lighting equipment for small traveling bands, mobile DJs, private clubs and large touring professional bands. Our pro audio brand name manufacturers include Digidesign, JBL, Sony, Mackie, Shure, Tascam, Yamaha, Roland, M Audio, KRK, PreSonus and Apple.

•       Accessories. Our accessories department offers a wide range of items considered consumables by our musician customers. These items range from guitar strings, picks, cables, straps, performance microphones and stands to sophisticated signal processors that modify and enhance the sound of voices and instruments during performance or recording.

Direct Response

Our direct response business offers primarily new merchandise through its catalogs and on-line through its websites. In addition, our direct response business offers returned and blemished merchandise through its outlet store in Kansas City, Missouri, and on-line through its websites.

Our direct response business offers a product mix that includes the same categories as those offered by our Guitar Center stores, including guitars and amplifiers, drums, keyboard, pro audio and accessories. In addition, our direct response business offers a range of private label products and band and orchestra instruments and accessories that primarily are targeted at intermediate and professional musicians. Our direct response catalogs generally offer an average of approximately 5,000 SKUs and approximately 39,500 SKUs are offered on our websites. We believe that the breadth of SKUs offered by our direct response business differentiates it from many of its competitors.

Music & Arts Center

Our Music & Arts Center business focuses on the student and family music market, particularly band and orchestra instruments. These stores offer band and orchestral instruments and related accessories for sale and rental, musical instrument lessons and a limited assortment of guitars, amplifiers, percussion instruments, keyboards, live-sound/DJ and recording equipment. Our Music & Arts Center stores offer a full range of brass and woodwind band instruments including trumpets, flutes, clarinets, trombones, saxophones, piccolos, French horns, flugelhorns, cornets, baritones and related music accessories. These stores also offer a full range of stringed instruments, such as violins, violas, cellos, string basses and related accessories. These stores carry a wide range of sheet music. Name brand manufacturers carried at Music & Arts Center stores include Leblanc, Jupiter, Gemeinhardt, Selmer, Buffet, Ludwig, Conn, Yamaha, Bach and Eastman.

Operations

Guitar Center Stores

We have centralized many key aspects of our Guitar Center store operations, including the development of policies and procedures, accounting systems, training programs, store site selection, store layouts, purchasing and replenishment, advertising and pricing. This centralization utilizes the experience and resources of our headquarters staff to establish consistency throughout our stores.

Our Executive Vice President of Stores, 4 regional sales managers, 4 regional operations managers, 23 district sales managers and 21 district operation managers manage the Guitar Center stores. Store management for our primary and secondary format stores generally is comprised of a store manager, a sales manager, an operations manager, 2 assistant store managers and 5 department managers. Each store also has a warehouse manager and a commissioned sales staff that ranges from 20 to 40 employees. We expect that our tertiary format stores generally will be managed by a store manager, 2 assistant managers and a sales staff that ranges from 7 to 15 employees.

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

We encourage employee development by providing our sales force with extensive training and the opportunity to increase both compensation and responsibility through increased product knowledge and performance. We provide employees with the ability to move into operations, sales and store management positions. As we open new stores, the qualified and experienced employees from existing stores often fill key in-store management positions. By adopting a “promotion from within” strategy, we maintain a well-trained, loyal and enthusiastic sales force that is motivated by opportunities for advancement. Marty Albertson, our Chief Executive Officer, Mark Galster, our Executive Vice President of Stores, began their careers as a salesperson at Guitar Center stores.

Direct Response

Musician’s Friend operations are managed by the division’s President and Chief Operating Officer.

Music & Arts Center

Music & Arts Centers’ operations are managed by a Senior Vice President of Merchandising, a Senior Vice President of Operations, a Senior Vice President of Sales, and regional, district and store level managers. Store management generally is comprised of a store manager, assistant store manager, one or more educational representatives and related sales and support staff.

Marketing and Promotion

Our proprietary databases are a central element of our marketing and promotion programs. We maintain three unique and proprietary databases that we have developed for Guitar Center, Musician’s

Friend and Music & Arts Center. Included in these databases is information on approximately 12 million of our Guitar Center store customers, approximately 8.7 million of our direct response customers and approximately 315,000 of our Music & Arts Center customers. We believe that these databases assist us in identifying customer prospects, in generating repeat business by targeting customers based on their purchasing history and by permitting us to establish and maintain personal relationships with our customers.

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

We believe that there may be Internet-based opportunities to expand the reach of our brands. We have expanded our Internet presence to include the www.harmony-central.com and www.musician.com web sites. These opportunities are being created in part by the rapid development of auction, content and community sites oriented towards music and musicians. As part of these opportunities, we are expanding our customer-focused marketing strategy to include personalization and one-to-one marketing designed to deliver products and services customized to specific needs of our musician and aspiring musician customers. We also are completing the installation of a sophisticated internal search and comparison shopping engine that we believe will improve user functionality and enhance search capabilities. We believe that these engines, along with several other planned advancements and improvements to our websites, will continue to enhance the user experience, improve our business agility, increase our ‘speed to market’ and differentiate us from the competition.

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

Direct Response

Our Musician’s Friend customer contact staff receives product and customer service training in our Salt Lake City, Utah contact center facility. Extensive product information, including technical information, product features and benefits and real-time stocking information is available to the staff on their desktop systems via intranet and back-end information systems. Most of the staff is comprised of musicians who are given extensive and ongoing product training, and the facility houses an extensive product demonstration area and training facility. As of December 31, 2006, we had 268 full-time and 102 part-time customer service employees, staffing the contact center 24 hours a day, seven days a week. Our customer service telephone staff for returns is located in the Kansas City, Missouri distribution center where they are closer to the returns process while assisting customers.

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

Purchasing

We believe that we have excellent relationships with our vendors and, in many instances, we are our vendors’ largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to our vendors’ premium products. Guitar Center, Musician’s Friend and Music & Arts Center each maintain centralized buying groups. Our centralized buyers include merchandise managers, buyers, planners, forecasters, replenishers and allocators. Merchandise managers and buyers are responsible for the selection and development of product assortments and the negotiation of prices and terms. The planners, forecasters, replenishers and allocators are responsible for maintaining inventory levels and allocating the merchandise to the retail distribution center, stores and direct response fulfillment center. Guitar Center and Musician’s Friend use merchandise replenishment systems which automatically analyze and forecast sales trends for each SKU using various statistical models, supporting the buyers by predicting merchandise requirements.

Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. Please see Item 1A. Risk Factors—We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability to supply our requirements could adversely impact our business.

Distribution and Inventory Control

Guitar Center Stores

Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. Nearly all product flows through the distribution facility, with the exception of special orders, which generally are drop shipments to our stores. A portion of the costs of operating this facility are absorbed into our Guitar Center merchandise inventories and recognized as an element of cost of goods sold when the related inventory is sold. We have numerous commitments necessary to support the operations of the facility, including a lease on the facility. We expanded this facility from approximately 505,000 square feet to approximately 773,000 square feet in 2006.

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

Direct Response

Musician’s Friend orders are fulfilled out of our Kansas City, Missouri distribution center. As we have exceeded the capacity of the existing distribution center, we have leased a new distribution facility of approximately 702,000 square feet located in Kansas City, Missouri, which is expected to be placed in service in the second half of 2007. The existing distribution center is planned to be closed upon expiration of the lease in August 2007.

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

Retail Store Site Selection

We have developed a set of selection criteria to identify prospective store sites for our Guitar Center and Music & Arts Center stores. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Our Guitar Center stores generally are located in free-standing locations and high visibility “power center” shopping centers to maximize their outside exposure and signage, while our Music & Arts Center stores generally are located in specialized shopping centers to maximize traffic from targeted customers such as students and their parents.

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

In 2006, we developed and implemented a data warehouse that enables us to improve our marketing techniques and inventory planning. Also, in 2006, we began operation in our new data center, which augmented the previous operations center by providing increased capacity, improved service levels and improved recovery flexibility. The new data center infrastructure also improves our ability to support anticipated business growth and new technology initiatives. We are in the process of developing and implementing a new point-of-sale system to replace the current sales processing solution which is built on an aging infrastructure and is difficult to enhance for future business requirements. The point-of-sale system is presently scheduled to begin a pilot program in 2008 and will provide us with enhanced customer sales information and more intuitive training modules.

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

We are in the process of developing and implementing a new multi-channel retail transaction processing solution that when implemented will function as the core retail platform, supporting merchandising, inventory management, order management, order entry, distribution center operations and various other major multi-channel direct response business functions. This system is presently scheduled to begin operation in late 2007 or early 2008 and will provide a more flexible and efficient retail platform supporting continued growth objectives, possible international expansion and various other direct response enhancements.

The operations of our direct response business are highly dependent on its information technology systems. Our direct response business does not have redundant Internet or operating systems and currently would be vulnerable to catastrophic events. In the event of a disaster, our direct response business would most likely experience delays in processing and shipping orders until we executed our failure recovery plans. Please see Item 1A. Risk Factors—Our failure to develop and implement critical new systems for our business could adversely impact our business.

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

Competition

The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, on-line auctions, direct-to-consumer alternatives and a growing number of large mass merchants. A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments. Best Buy also operates a store-within-a-store concept for musical instruments which includes a significantly expanded selection of products. These retailers could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers continue to expand their product lines beyond entry-level merchandise.

We primarily are in direct competition with other musical instrument retailers, such as Sam Ash Music based in New York, New York, a major multi-unit retail chain in the music products industry. Sam Ash has continued to open new or acquired stores in markets in which we are located. In addition, our retail stores and direct response business compete with various direct response companies such as American Musical Supply, Sam Ash Music, Sweetwater Sound and Full Compass. Competition within the musical instrument industry remains dynamic and we cannot predict the scope and extent of national and local competition our retail store and direct response businesses will face in the future. In particular, competition within the Internet portion of our direct response business has been increasing and is intense, and we expect that this competition will continue in the future.

We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs.

Employees

As of December 31, 2006, we employed 9,540 people, of whom 7,955 were hourly employees and 1,585 were salaried. As of December 31, 2006, we employed 1,730 part time employees and 7,810 full time employees. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

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

Our retail store growth strategy includes opening and/or acquiring new stores in new and existing markets and increasing sales at existing locations. As of December 31, 2006, our wholly owned retail subsidiary operated 198 Guitar Center stores across the United States, with 134 primary format stores, 61 secondary format stores and 3 tertiary format stores. We presently expect to open approximately 16 to 19 new Guitar Center stores in 2007, consisting of 5 to 6 primary format stores, 9 to 11 secondary format stores and up to 2 tertiary format stores. As of December 31, 2006, we also operated 97 Music & Arts Center stores. Our retail growth strategy also involves increasing the number of Music & Arts Center stores through opening approximately 8 to 10 new stores in 2007.

Our planned store opening schedule may be affected by any acquisitions we may transact during a given period. If we complete any such transactions, our planned organic store openings may be reduced.

The success of our retail store expansion plans depends on many factors, including:

•       identification of suitable retail sites and appropriate acquisition candidates;

•       negotiation of acceptable lease terms;

•       hiring, training and retention of skilled personnel;

•       availability of adequate capital;

•       sufficient management and financial resources to support the new locations;

•       vendor support; and

•       successful integration of newly-acquired businesses, including the Woodwind & Brasswind business.

A number of these factors are to a significant extent beyond our control. As a result, we do not know whether we will be able to continue to open and/or acquire additional Guitar Center and Music & Arts Center stores at the rates currently anticipated. If we are unable to achieve our retail store expansion goals, or the new stores do not perform to our level of expectations, our results of operations could be adversely affected. During 2006, our new stores did not perform up to our expectations, and we cannot be assured that our new stores will meet our expectations in the future.

If we do not respond to rapid technological changes, our direct response and other e-commerce services could become obsolete and we could lose customers and our business could suffer.

If we face material delays in introducing new services, products and enhancements, our e-commerce customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online stores and the efficiency and effectiveness of our advertising strategies, including evaluating and implementing effective search engine technologies, on-line advertising and affiliate programs. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. To develop our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. In addition, our e-commerce operations may require greater efficiency, lower prices, expanded advertising requirements through search engines and other parties, and other competitive factors such as free shipping or extended warranties or return periods in order to compete successfully. Each of these factors could have an adverse effect on selling prices and margins in our business and generally constrain our profitability.

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

Any of these factors may lead to a shortfall in revenues or an increase in costs with respect to the operation of these stores. If we are not able to operate these stores profitably, or to our expected level of performance, our results of operations could be adversely affected. During 2006, our new stores did not perform up to our expectations, and we cannot be assured that our new stores will meet our expectations in the future.

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

	2006	2005	2004
Quarter 1	6.3%	5.3%	11.0%
Quarter 2	5.1	7.0	8.3
Quarter 3	2.9	6.9	9.0
Quarter 4	1.3	4.6	10.3
Full Year	3.7%	5.8%	9.7%

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

Our failure to maintain and expand our direct response distribution center could adversely impact our business.

The lease for our direct response distribution center expires in August 2007. We are currently developing a larger facility to replace and expand our direct response distribution capabilities to coincide with the expiration of the lease on our current facility. This expansion also is expected to require a significant capital commitment Our failure to complete this transition on time and on budget may result in the need for us to expend additional capital and may impair the efficient operation of our distribution system. In addition, moving our distribution operations to a new facility will result in overlapping operations and duplicative costs during the transition period. In the event the transition does not proceed as planned, these duplicative costs could substantially exceed our budgeted expectations. These events could materially adversely impact our business, results of operations, financial condition and prospects.

Our inability to address the special risks associated with acquisitions could adversely impact our business.

We believe that our expansion may be accelerated by the acquisition of existing music product retailers, such as our acquisition in February 2007 of Woodwind & Brasswind. We regularly investigate acquisition opportunities complementary to our Guitar Center, Musician’s Friend and Music & Arts Center businesses. Accordingly, in the ordinary course of our business, we consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities or a combination of both. There is no assurance that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

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

Our acquisition of the Woodwind & Brasswind business is subject to additional risks. We acquired the assets of this business pursuant to a bankruptcy proceeding, and at the time of the acquisition the business was experiencing declining revenue, was not profitable and had substantially lower initial order fill rates and longer order fill times than we experience with our existing direct response business. In addition to the normal challenges associated with an acquisition described above, we face the challenge of restoring customer loyalty and customer service levels that may have been lost as a result of the financial and operational condition of the business prior to the acquisition. During the transition period during which this business is integrated into our existing direct response business, we will be subject to a variety of duplicative costs and systems, including lease payments, technology platforms and payment systems. We also expect to make a substantial additional investment in this business to restore its inventory levels to those necessary to properly support the business. As a result of these factors and the general condition of the business, we expect that this acquisition will be dilutive to the earnings of our direct response business for the near term. We cannot assure you as to when or what extent this business will become accretive to our financial results. Our failure to have properly identified the strategy that is necessary for this business to achieve profitability, and our failure to execute on that strategy and successfully face the challenges associated with this acquisition, could have a material adverse effect on our results of operations and prospects and could result in a poor or no return on our investments in this business.

Our failure to develop and implement critical new systems for our business could adversely impact our business.

We are in the process of developing and implementing a data warehouse, new point-of-sale system and data center infrastructure for our Guitar Center stores as well as a new multi-channel retail system and warehouse managment system for our direct response business. The development and implementation of these initiatives requires significant management attention and capital resources. Our failure to effectively develop and implement these initiatives on a timely basis could lead to the distraction of our management and the need to expend additional capital resources. Such a failure could reduce the quantity or quality of operating data available to our management necessary to run our business efficiently and as a result could adversely impact our business, results of operations, financial condition and prospects.

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

A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco, sell musical instruments in categories that we compete in, including entry-level guitars, electronic keyboards and band instruments. Best Buy also operates a store-within-a-store concept for musical instruments which includes a significantly expanded selection of products. These retailers could represent a significant source of future competition for our retail and direct response businesses, particularly if these retailers expand their product lines beyond entry-level merchandise.

We must successfully implement our business strategy for our Music & Arts Center business in order to reach profitability and earn an acceptable return on that business.

Historically, our Music & Arts Center business has not been profitable, and we had focused our efforts on significant incremental revenue growth, primarily through acquisitions, to attain profitability for this business. We have recently determined we should focus our immediate efforts on the removal of costs from the business, improving operating efficiencies and reducing working capital needs, rather than significant incremental growth. As a consequence, we plan for the immediate future to reduce our continued investment in this business and to moderate its growth. Most of our anticipated revenue growth for 2007 is planned to come from the inclusion of acquired companies for a full year and the opening of several new stores, principally in Texas. We do not expect to complete any additional acquisitions for this division in 2007. We believe that the success of these new initiatives is critical in allowing this business to attain and sustain profitability. Our failure to have properly identified the strategy that is necessary for this business to achieve profitability, and our failure to execute on the requirements of the initiatives we have identified could have a material adverse effect on our results of operations and prospects and could result in a poor or no return on our investments in this business. In 2006, we recorded an impairment charge related to the write down of goodwill associated with the Music & Arts Center business. If we are unable to favorably change the performance of this business, there may be write downs of the goodwill associated with future acquisitions by this business, or possibly associated with other long-lived assets of this business.

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

As of December 31, 2006, our corporate headquarters as well as 27 of our 198 Guitar Center stores were located in California. Although we have opened and acquired stores in other areas of the United States, a significant percentage of our net sales and results of operations will likely remain concentrated in California for the foreseeable future. As a result, our results of operations and financial condition are heavily dependent upon general consumer trends and other general economic conditions in California and are subject to other regional risks, including earthquakes. We do maintain earthquake insurance, but such policies carry significant deductibles and other restrictions.

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

Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. We believe that the musical instruments industry currently is experiencing a cyclical slowdown, and we cannot predict with accuracy the duration or extent of the slowdown. In addition, a general downturn in economic conditions in one or more of our markets, such as occurred after September 11, 2001, could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate office, which also serves as the headquarters for our Guitar Center Retail business, is located in Westlake Village, California and consists of 173,000 aggregate square feet of both leased and owned property. Approximately 69,000 square feet are under a lease agreement expiring in April 2009. The remaining square footage, comprised of office and warehouse space, provides growth space for our corporate staff. The distribution center for our Guitar Center stores is located in a leased facility in the Indianapolis, Indiana area, which was expanded from 505,000 to 773,000 square feet in 2006. The lease term expires in December 2018.

Our direct response business is headquartered in a facility of 45,000 square feet that we own located in Medford, Oregon. We lease approximately 25,500 square feet of office space in Salt Lake City, Utah, for our direct response customer contact center facility. This lease expires in December 2008. We lease facilities with approximately 473,000 of aggregate square footage under agreements expiring through August 2007 for use as a distribution center for our direct response division in Kansas City, Missouri. In March 2006, we entered into an agreement to lease a new distribution facility of approximately 702,000 square feet located in Kansas City, Missouri, which is expected to be placed in service in the second half of 2007. Rental payments for the new distribution center commence in February 2007. The current distribution center facilities will be closed upon the opening of the new facility. In February 2007, we entered into leases for an office, retail outlet and warehouse facility and a distribution center facility relating to our Woodwind & Brasswind business, with terms of 24 months and 18 months, respectively. Both of these facilities are in South Bend, Indiana. The office, retail outlet and warehouse facility is approximately 122,000 square feet and the distribution center facility is approximately 220,000 square feet.

Our Music & Arts Center business is headquartered in a leased facility located in Frederick, Maryland. The lease for this property expires in December 2012. We also lease a distribution facility of approximately 60,000 square feet in Frederick, Maryland with a lease expiration of February 2009 and call center facilities of approximately 5,000 aggregate square feet in Liverpool, New York and Horsham, Pennsylvania. The leases for these facilities expire in September 2010 and June 2009, respectively. Additionally, we lease approximately 176,000 square feet of warehouse hub space throughout the United States. The initial lease terms for our warehouses typically range from one to five years.

Store Locations

In connection with our retail business, as of December 31, 2006, we operated 198 Guitar Center stores consisting of approximately 2,899,000 square feet, consisting of 2,845,000 square feet under lease agreements and approximately 54,000 square feet of owned property. The initial lease terms for our Guitar Center retail stores typically range from 10-15 years and allow us to renew for two additional five-year terms. As of December 31, 2006, we operated 97 Music & Arts Center stores consisting of approximately 368,000 square feet, all under lease agreements. The initial lease terms for our Music & Arts Center retail stores typically range from 5-10 years and allow us to renew for one additional five-year term. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

The table below sets forth the location and opening date for our Guitar Center and Music & Arts Center retail stores as of December 31, 2006:

Store	Year Opened
Guitar Center Stores
Alabama
Mobile	2004
Birmingham	2005
Montgomery	2006
Arizona
Phoenix	1997
Tempe	1997
Tucson	2001
Scottsdale	2003
Arkansas
Little Rock	2002
Southern California
Hollywood	1964
San Diego	1973
Fountain Valley	1980
Sherman Oaks	1982
Covina	1985
Southbay	1985
San Bernardino	1993
Brea	1995
San Marcos	1996
Rancho Cucamonga	1999
El Toro	1999
Oxnard	2000
Bakersfield	2000
Palmdale	2001
Pasadena	2002
Cerritos	2003
Northridge	2005
Murrieta	2006
Northern California
San Francisco	1972
San Jose	1978
El Cerrito	1983
Concord	1996
Fresno	2000
Sacramento	2000
Modesto	2001
Gilroy	2006
Roseville	2006
Colorado
Denver	1998
Englewood	1998
Arvada	1999
Colorado Springs	2002
Pueblo	2005
Connecticut
Manchester	1999
Orange	2002
New London	2006
Florida
North Miami area	1996
South Miami area	1996
West Palm Beach	2001
Orlando	2002
Lakeland	2003
Tampa	2003
Ft. Myers	2004
Orlando	2005
Jacksonville	2005
Tallahassee	2005
Pensacola	2005
Clearwater	2006
Georgia
Atlanta	1997
Marietta	1997
Lawrenceville	2004
Fayetteville	2006
Idaho
Boise	2001
Illinois
South Chicago	1979
North Chicago	1981
Central Chicago	1988
Villa Park	1996
Highland Park	2001
Peoria	2004
Naperville	2004
Rockford	2006
Country Club Hills	2006
Algonquin	2006
Joliet	2006
Fairview Heights	2006
Indiana
Indianapolis	2001
Hobart	2003
South Bend	2004
Ft. Wayne	2005
Terre Haute	2006
Evansville	2006
Greenwood	2006

Iowa
Des Moines	2005
Davenport	2006
Kansas
Wichita	2005
Overland Park	2005
Kentucky
Lexington	2006
Louisiana
New Orleans	1999
Baton Rouge	2004
Maine
Portland	2006
Maryland
Towson	1998
Rockville	2000
Glen Burnie	2004
Massachusetts
Boston	1994
Danvers	1996
Natick	1997
N. Attleboro	1998
Millbury	2006
Michigan
Detroit	1994
Southfield	1996
Canton	1998
Grand Rapids	2002
Saginaw	2003
Kalamazoo	2004
Flint	2005
Allen Park	2006
Minnesota
Twin Cities	1988
Edina	1997
Mississippi
Jackson	2005
Missouri
N. St. Louis	1999
Bridgeton	1999
Independence	2005
Nebraska
Lincoln	2006
Nevada
Las Vegas	1998
Summerlin	2005
Reno	2006
New Hampshire
Nashua	2004
New Jersey
Springfield	1998
E. Brunswick	1998
Totowa	1999
Paramus	1999
Cherry Hill	2001
Atlantic City	2002
New Mexico
Albuquerque	2004
New York
Carle Place	1998
Queens	1999
Larchmont	1999
Commack	2000
Buffalo	2000
Rochester	2001
Albany	2003
Manhattan	2003
Syracuse	2005
Brooklyn	2005
North Carolina
Charlotte	2002
Raleigh	2002
Durham	2006
Greensboro	2006
Ohio
Cleveland	1997
Mayfield Heights	1998
Cincinnati	1998
Columbus	2002
Toledo	2004
Akron	2005
Youngstown	2005
Dayton	2006
Oklahoma
Oklahoma City	2000
Tulsa	2005
Oregon
Medford	1987
Eugene	1996
Clackamas	2000
Beaverton	2000
Pennsylvania
Philadelphia	2000
Plymouth Meeting	2001
Monroeville	2001

Harrisburg	2003
Pittsburgh	2005
Allentown	2006
Rhode Island
Warwick	2003
South Carolina
Greenville	2005
Charleston	2005
South Dakota
Sioux Falls	2006
Tennessee
Knoxville	1998
Memphis	2003
Nashville	2003
Chattanooga	2005
Texas
Dallas	1989
Arlington	1991
South Houston	1993
North Houston	1994
Central Dallas	1998
Clearlake	1998
Austin	2000
Plano	2000
Corpus Christi	2002
Ft. Worth	2004
South Austin	2005
El Paso	2006
Lubbock	2006
South Antonio	2006
McAllen	2006
Laredo	2006
Brownsville	2006
Lewisville	2006
Beaumont	2006
Utah
Salt Lake City	1998
Ogden	2002
Virginia
Fairfax	1999
Seven Corners	1999
Virginia Beach	2000
Fredericksburg	2003
Richmond	2003
Washington
Tukwila	1997
Kirkland	1997
Seattle	1997
Lynnwood	1998
Tacoma	2001
Spokane	2001
Wisconsin
Brookfield	2004
Madison	2006
Appleton	2006
Music & Arts Center
Arizona
Phoenix	1987
Mesa	1995
Tucson	2004
North Tucson	2005
North Mesa	2006
East Gilbert	2006
East Mesa	2006
Colorado
Englewood	2000
Loveland	2001
Littleton	2002
Westminster	2002
Connecticut
East Hartford	1993
Avon	2002
Vernon	2003
West Hartford	2003
Waterford	2005
Fairfield	2006
Delaware
Wilmington	2000
Florida
Longwood	1986
Jupiter	1995
Jacksonville	2002
Georgia
North Fulton	1996
Lawrenceville	1997
Snellville	1997
Peachtree	2001
Valdosta	2002
Albany	2002
East Cobb	2004
Conyers	2006
Illinois
Naperville	2003
Itasca	2004
Massachusetts
Greenfield	1982

Peabody	2006
Newton Centre	2006
Milford	2006
Maryland
Bel Air	1993
Ellicott City	1994
Rockville	1994
Frederick	1996
Germantown	1997
Timonium	1997
Severna Park	1998
South Howard	1999
Hagerstown	2001
Bowie	2004
North Carolina
Burlington	2001
Cary	2003
Huntersville	2003
North Charlotte	2003
Charlotte	2005
New Hampshire
Manchester	2004
New Jersey
Marlton	2003
Princeton	2003
Nevada
Henderson	2002
Summerlin	2005
New York
Syracuse	1970
Pittsford	1975
New York Mills	1999
East Rochester	2006
North Syracuse	2006
Mamaroneck	2006
Lindenhurst	2006
Lake Grove	2006
Ohio
Hillard	2006
Marion	2006
Columbus	2006
Westerville	2006
Worthington	2006
Pennsylvania
Lancaster	1993
Plymouth Meeting	1994
Horsham	1998
Exton	2000
Doylestown	2004
Newton Square	2004
South Carolina
Columbia	1999
Spartanburg	2002
Charleston	2004
Tennessee
Murfreesbro	1993
Cool Springs	2001
Hendersonville	2002
Texas
Houston	2003
Shenandoah	2006
Virginia
Springfield	1989
Richmond	1990
Oakton	1991
Midlothian	1994
Virginia Beach	1995
Manassas	1997
McLean	1997
Kempsville	1998
Sterling	1998
Yorktown	1998
Woodbridge	1999
Chesapeake	2000
Baileys	2001
Burke	2002
Charlottesville	2002

Item 3. LEGAL PROCEEDINGS

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, LLC to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys fees. Service relating to the complaint was made on January 12, 2006. In May of 2006, defendants filed their motions to dismiss all claims contained in the amended complaint and currently the motion is pending before the court. While we believe this lawsuit is without merit and intend to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of this lawsuit if it is not settled. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend this lawsuit could adversely impact our financial condition.

On December 6, 2006, a lawsuit named J. Kevin Snyder v. Guitar Center Stores, Inc. that is a putative class action was filed in Los Angeles Superior Court alleging violations of the Song-Beverly Credit Card Act, based upon Guitar Center’s allegedly unlawful point-of-sale credit card practices.

On January 11, 2007, a lawsuit named Michael Kuhl v. Guitar Center Stores, Inc. was filed by a Guitar Center sales associate as a putative class action in the United States District Court for the Northern District of Illinois. The lawsuit alleges violations of the Illinois Wage Payment and Collection Act and the Fair Labor Standards Act, based upon Guitar Center’s allegedly unlawful payroll deduction policies. The lawsuit has been brought on behalf of plaintiff and all former and current hourly employees in Illinois and nationwide.

We expect to defend these actions vigorously. However, these actions, regardless of the outcome, may result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend them could adversely impact our financial condition.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “GTRC.” The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

	2006		2005
	High	Low	High	Low
First quarter	$57.05	$46.79	$60.58	$50.84
Second quarter	54.34	44.47	62.06	47.17
Third quarter	46.24	36.37	65.00	53.88
Fourth quarter	47.35	41.59	62.20	48.20

As of December 31, 2006, there were 491 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

Dividend Policy

We have historically retained all earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness. Our Board of Directors intends to review this practice from time to time based on the capital, investment and debt service needs of our business. The terms of our credit facility with Wells Fargo Retail Finance, LLC and a syndicate of other lenders includes restrictive covenants which, among other things, prohibit the payment of cash dividends on our capital stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on the common stock (no dividends have been paid thereon) with the cumulative total return of (1) the S&P 500 Index and (2) the S&P Retail (Specialty) Index, from December 31, 2001 through December 31, 2006. The comparison assumes an investment of $100 on December 31, 2001 in our common stock and in each of the foregoing indices.

The historical stock market performance of the common stock shown below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Guitar Center, Inc., The S & P 500 Index
And The S & P Specialty Stores Index

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA

The selected data presented below under the captions “Income Statement Data” and “Balance Sheet and Other Data” for, and as of the end of, each of the years in the five-year periods ended December 31, 2006, are derived from the consolidated financial statements of Guitar Center, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, and the report thereon, are included elsewhere in this annual report. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and operating data)
Income statement data:
Net sales	$2,029,966	$1,782,499	$1,513,172	$1,275,059	$1,100,889
Cost of goods sold	1,435,963	1,262,097	1,087,899	931,014	810,474
Gross profit	594,003	520,402	425,273	344,045	290,415
Selling, general and administrative expenses	466,555	388,380	317,585	271,996	236,537
Goodwill impairment	80,160	—	—	—	—
Operating income	47,288	132,022	107,688	72,049	53,878
Interest expense, net	8,448	7,339	5,390	12,540	13,077
Gain on sale of property	2,115	—	—	—	—
Income before income taxes	40,955	124,683	102,298	59,509	40,801
Income taxes	40,531	48,005	38,873	22,649	15,545
Net income	$424	$76,678	$63,425	$36,860	$25,256
Diluted net income per share	$0.01	$2.67	$2.29	$1.47	$1.09
Diluted weighted average shares outstanding (1)	28,402	29,846	28,976	26,119	23,130
Operating data:
Guitar Center net sales per gross square foot (2)	$580	$599	$585	$560	$546
Net sales growth	13.9%	17.8%	18.7%	15.8%	16.0%
Increase in Guitar Center comparable store sales (3)	3.7%	5.8%	9.7%	6.9%	6.5%
Guitar Center stores open at end of period	198	161	136	122	108
Ratio of earnings to fixed charges (4)	2.6x	6.5x	6.6x	3.5x	2.8x
Net cash provided by operating activities (thousands)	$21,583	$65,710	$85,506	$58,005	$12,248
EBITDA (thousands) (5)	$86,180	$161,022	$129,992	$92,669	$70,738
Balance sheet and other data:
Net working capital	$326,539	$287,098	$269,859	$198,713	$110,825
Property and equipment, net	201,986	149,209	97,349	93,347	89,702
Total assets	927,478	780,190	574,593	460,871	452,399
Total long-term and revolving debt (including current portion)	103,134	132,266	100,000	100,000	149,590
Stockholders’ equity	542,737	404,817	306,682	214,171	154,928
Capital expenditures	84,417	75,493	26,151	24,245	26,309

(1)           Weighted average shares represents shares calculated on a diluted basis. For the year ended December 31, 2006, 1.5 million shares of common stock issuable upon conversion of the 4% Senior Convertible Notes (the “Notes”) were deemed to be potential common stock but were excluded in the computation of net income per share as its effect would be antidilutive. For the years ended December 31, 2005 and 2004, the common stock issuable upon conversion of the Notes amounted to 2.9 million shares. For the year ended December 31, 2003, the common stock issuable upon conversion of the Notes amounted to 1.6 million shares. The Notes were called for redemption by the Company on June 15, 2006 and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date. The diluted earnings per share for 2003 has been restated to conform to EITF 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.

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

(5)           Represents net income before interest expense, income taxes, and depreciation and amortization expense. The reconciliation from reported net income to EBITDA is as follows:

EBITDA	2006	2005	2004	2003	2002
Net income as reported	$424	$76,678	$63,425	$36,860	$25,256
Income taxes	40,531	48,005	38,873	22,649	15,545
Interest expense	8,448	7,339	5,390	12,540	13,077
Depreciation and amortization	36,777	29,000	22,304	20,620	16,860
EBITDA	$86,180	$161,022	$129,992	$92,669	$70,738

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2006, our wholly owned retail subsidiary operated 198 Guitar Center stores across the United States, with 134 primary format stores, 61 secondary format stores and 3 tertiary format stores. In addition, as of December 31, 2006, our Music & Arts Center division operated 97 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, www.musiciansfriend.com. www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites. We acquired the www.wwbw.com and www.music123.com websites on February 9, 2007 when Musician’s Friend, Inc. acquired substantially all of the assets of the Dennis Bamber, Inc. and its chapter 11 bankruptcy estate, d/b/a The Woodwind and The Brasswind.

In 2006, we opened a total of 33 Guitar Center stores, including 12 primary format stores, 19 secondary format stores and 2 tertiary format stores. Additionally, we acquired 4 stores from Hermes Trading Company, Inc., a musical instruments retailer. We presently expect to open approximately 16 to 19 new Guitar Center stores in 2007, consisting of 5 to 6 primary format stores, 9 to 11 secondary format stores and up to 2 tertiary format stores.

As we enter new markets, we expect that we will initially incur higher administrative and promotional costs per store than is currently experienced in established markets. As we open multiple stores in markets, we expect that sales at new stores in a market may reduce sales at mature stores in that same market, to some extent. We expect competition to continue to increase as other music product retailers attempt to execute national growth strategies. Our business strategy will also emphasize opportunities to continue to grow each of our brands, including further acquisitions if attractive candidates can be located for reasonable prices.

From 2002 to 2006, our net sales grew at an annual compound growth rate of 16%, principally due to the comparable store sales growth of our Guitar Center retail stores averaging 6% per year, the opening of new stores, and a 20% per year increase in the direct response channel. We believe such volume increases are the result of the continued success of the implementation of our business strategy, continued growth in the music products industry and increasing consumer awareness of the Guitar Center, Musician’s Friend and Music & Arts Center brand names. Our Guitar Center and Music & Arts Center retail stores achieved comparable store sales growth of 3.4%, 5.4%, and 9.4% for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. We believe this growth reflects the strength of our merchandise selection, effective advertising and promotion, and well-trained and committed personnel.

Financial Reporting Change

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on fair values rather than pro forma footnote disclosure.

Effective January 1, 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Accordingly, our results for 2006 are not entirely comparable with prior years, because in 2006 we recognized $15.0 million ($9.3 million net of tax), or $0.33 per diluted share, of stock–based compensation expensed compared to zero in prior years. For additional information on our adoption of SFAS No. 123(R), see Note 9, Stock-Based Compensation, of the Notes to Consolidated Financial Statements in this annual Report on Form 10-K.

Executive Summary

Consolidated net sales in 2006 increased 13.9% to $2.0 billion from $1.8 billion in 2005. Consolidated net income in 2006 decreased 4.0% to $73.6 million, or $2.52 per diluted share, from $76.7 million, or $2.67 per diluted share, in 2005. Financial results were impacted by the recognition of stock-based compensation expenses, as required due to the adoption of SFAS No. 123(R), totaling $15.0 million, or $0.33 per diluted share, for the year ended December 31, 2006.

During 2006, our Guitar Center stores generated 3.7% comparable store sales growth and an increase of 13.6% in total net sales compared to 2005. Sales from new stores totaled $130.9 million and represented 73.1% of the overall increase in sales. In 2006, we opened 33 new Guitar Center stores and added 4 new stores via acquisition. We continue to face a challenging retail environment, which may adversely impact sales and operating margins trends for the foreseeable future.

Musician’s Friend, our direct response unit, generated an increase in net sales of 7.3% in 2006 compared to 2005. The increase in sales primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. Gross profit margins increased by 8.7% in 2006 compared to 2005, reflecting a higher selling margin offset somewhat by reduced shipping and handling revenue resulting from the competitive environment. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future. Early in 2007, we acquired out of a bankruptcy proceeding substantially all of the assets of Woodwind & Brasswind, a direct response retailer located in South Bend, Indiana. We expect this acquisition to be dilutive to earnings in 2007.

Net sales for our Music & Arts Center segment totaled $145.0 million for 2006 compared to $103.1 million for 2005. The increase in sales was primarily the result of our acquisition on April 15, 2005 of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Financial results prior to April 15, 2005 for our Music & Arts Center business reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the year are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music stores. Comparable sales for the full year increased 0.7%. We saw gross margin increase to 43.3% in 2006 compared to 41.8% in 2005, primarily due to reduced shrink expense and higher selling margin partially offset by higher occupancy costs.

In the fourth quarter of 2006, the Music & Arts Center segment recorded an impairment charge of $80.2 million, or $73.2 million after-tax, or $2.49 per diluted share, related to the write down of goodwill. The determination to write down the goodwill at Music & Arts Center was a result of the segment’s current operating performance and our fourth quarter change in strategy to reduce future investments in the segment and slow down growth in future years. $57.0 million of the total write down of goodwill at Music & Arts Center is not deductible for federal income tax purposes and is also not deductible in certain states. This raised our effective income tax rate for the year to approximately 99.0%.

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

•       Significant changes in the manner of our use of the acquired assets or the strategy of our overall business as well as the individual segments of the business;

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

See Note 3, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Sales Returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow Musician’s Friend customers to return product within 45 days. Music & Arts Center customers have 30 days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from our estimates, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit. We recognized cooperative advertising allowances of $11.5 million, $10.1 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, recorded as an offset to selling, general and administrative expense. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserve against rebates receivable is determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $33.2 million, $30.6 million and $20.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. We earned and recognized vendor rebates of $33.0 million, $28.3 million and $23.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. None of these credits are recorded as revenue.

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

Gift Cards

We sell gift cards to our customers in our Guitar Center retail stores and on-line. Revenue from gift card sales is recognized at redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, which is referred to as “breakage.” Estimated breakage income is recognized as the remaining gift card values are redeemed and is recorded as a reduction of cost of goods sold.

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Fiscal year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Gross profit	29.3	29.2	28.1
Selling, general and administrative expenses	23.0	21.8	21.0
Goodwill impairment	3.9	0.0	0.0
Operating income	2.3	7.4	7.1
Interest expense, net	0.4	0.4	0.3
Gain on sale of property	0.1	0.0	0.0
Income before income tax expense	2.0	7.0	6.8
Income taxes	2.0	2.7	2.6
Net income	0.0%	4.3%	4.2%

Fiscal 2006 Compared to Fiscal 2005

Consolidated net sales for the year ended December 31, 2006 increased 13.9% to $2.030 billion, compared with $1.782 billion in 2005.

Net sales from Guitar Center stores for 2006 totaled $1.493 billion, a 13.6% increase from $1.314 billion in 2005. Net sales from new stores contributed $130.9 million and represented 73.1% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 3.7%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. We continue to face a challenging retail environment. We believe the musical instruments industry is experiencing a cyclical slowdown, and we cannot predict with accuracy the duration or extent of the slowdown.

On April 15, 2005, we completed our acquisition of Music & Arts Center, Inc., a Maryland-based musical instrument retailer with an emphasis on the beginning musician. The acquired business was combined with our former American Music business into a new division of our retail store subsidiary that operates under the Music & Arts Center name. Financial results for the period of January 1, 2005 through April 15, 2005 reflect only our former American Music stores and do not include results from the acquired business. However, comparable sales for the periods are computed using the combined comparable sales of Music & Arts Center, Inc. and American Music stores. Net sales from the Music & Arts Center segment for 2006 totaled $145.0 million compared to $103.1 million for 2005. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. on April 15, 2005 and acquisitions of other businesses in 2006. Combined comparable sales for the full year increased 0.7%.

Net sales from the Musician’s Friend segment for 2006 totaled $391.7 million, a 7.3% increase from $365.1 million in 2005. The increase primarily reflects the improved leveraging of an expanding buyer file and advertising strategies. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the year ended December 31, 2006 compared to 2005 increased 14.1% to $594.0 million from $520.4 million. Gross profit as a percentage of net sales for the year ended December 31, 2006 compared to 2005 increased to 29.3% from 29.2%. As discussed below, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for the Guitar Center stores was 27.6% in 2006 compared with 28.0% in 2005. The decline in gross profit was primarily due to higher occupancy costs of 0.6% and higher freight expense of 0.1% partially offset by higher selling margin of 0.3%. The higher occupancy costs were primarily due to higher store rent and higher depreciation and amortization expense. Selling margin was benefited by a slight change in product mix, which consisted of more accessories sales and less used instrument sales in 2006 compared to 2005.

The gross profit margin for the Music & Arts Center segment was 43.3% for 2006 compared to 41.8% for 2005. The increase in gross margin was due to reduced shrink expense of 1.2% resulting from a change in estimate in rental instrument recoveries and higher selling margin of 0.6% partially offset by higher occupancy costs of 0.8%. The improved selling margin was driven by a change in product mix and better pricing under the Music & Arts Center business as compared to the former American Music business. During 2005, we discontinued our low margin institutional sales which are not part of our ongoing Music & Arts Center strategy. In addition, the 2005 results included a charge of $588,000 to cost of sales, or 0.6% of sales, reflecting a reduction of the value of certain inventories previously in our American Music assortment that we discontinued upon the acquisition of Music & Arts Center, Inc.

Gross profit margin for the Musician’s Friend segment was 30.2% for the year ended December 31, 2006 compared to 29.8% in 2005. The increased gross margin was primarily due to higher selling margin of 1.3% partially offset by reduced shipping and handling revenue of 0.8% and higher purchasing costs of 0.1%. Reduced shipping and handling revenue resulted from expanded free freight offers due to increased online competition.

Consolidated selling, general and administrative (“SG&A”) expenses for 2006 increased 20.1% to $466.6 million from $388.4 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses for 2006 increased to 23.0% from 21.8% in 2005. SG&A expenses were primarily impacted by the recognition of $15.0 million of stock-based compensation expenses in the current year consisting of expenses for stock options and other awards totaling $12.3 million, or 0.6% of sales, and expense under the LTIP totaling $2.7 million, or 0.1% of sales. The components of stock-based compensation for the year ended December 31, 2006 consisted of the following:

		As a % of
	Amount in	consolidated
	millions	net sales
Stock-based compensation expense for the year ended December 31, 2006:
Stock options and other awards for the year ended December 31, 2006	$11.5	0.6%
Acceleration of stock option vesting related to the retirement of our former Chief Financial Officer in February 2006	0.8	0.0%
Total expense from options and other awards	12.3	0.6%
Expense from LTIP	2.7	0.1%
Total stock-based compensation expense	$15.0	0.7%

The stock-based compensation expense related to stock options, including the ESPP, and other awards was recorded as a result of the adoption of SFAS No. 123(R) effective January 1, 2006. Upon the retirement of our former Chief Financial Officer announced in February 2006, all of his remaining unvested options totaling 32,002 shares immediately vested. Pursuant to SFAS No. 123(R), stock-based compensation expense in the amount of $0.8 million was recorded due to the vesting acceleration. A total of $2.7 million of stock-based compensation expense related to the LTIP was recorded in the year ended December 31, 2006.

SG&A expenses for the Guitar Center stores segment for 2006 were 20.8% as a percentage of net sales compared to 19.9% in 2005. The increase was primarily due to higher expenses for stock-based compensation of 0.6%, advertising spend of 0.2%, credit card programs of 0.2%, and salaries of 0.1%, partially offset by lower legal and settlement costs of 0.2% primarily associated with expense in 2005 related to the settlement of a California wage and hour class action lawsuit.

SG&A expenses for the Music & Arts Center segment were 44.1% of net sales for 2006 compared to 47.9% for 2005. The reduction in expenses was primarily due to expenses totaling $2.8 million, or 2.7% of sales, recorded in 2005 related to the acquisition of Music & Arts Center, Inc. consisting of the elimination of a redundant point of sales system, severance costs, and moving costs to relocate certain American Music employees to the Music & Arts corporate office in Maryland. Excluding the prior year acquisition-related expenses, the SG&A expenses decreased by 1.0% of sales compared to the prior year, which was primarily due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center, Inc. and American Music partially offset by higher expenses in stock-based compensation of 0.8%, higher professional fees of 0.5%, and increased advertising and promotional costs of 0.4%. Higher professional fees were primarily due to Sarbanes-Oxley Section 404 compliance efforts.

In the fourth quarter of 2006, the Music & Arts Center segment recorded an impairment charge of $80.2 million, or $73.2 million after-tax, or $2.49 per diluted share, related to the write down of goodwill. The determination to write down the goodwill at Music & Arts Center was a result of the segment’s current operating performance and our fourth quarter change in strategy to reduce future investments in the segment and slow down growth in future years.

SG&A expenses for the Musician’s Friend segment were 23.4% of sales for 2006 compared to 21.2% for 2005. The increase was primarily due to higher expenses for stock-based compensation of 1.3%, payroll costs of 0.6%, insurance of 0.2%, and depreciation and amortization of 0.2% partially offset by lower advertising spend of 1.2%. Higher payroll costs were driven by higher office and warehouse salaries. The lower advertising expense was primarily the result of reduced catalog circulation, offset somewhat by higher web-based marketing. Other smaller increases were experienced with tax-related audit expense, contract labor costs, computer maintenance expense, and credit card program expense.

Consolidated operating income decreased to $47.3 million in 2006 from $132.0 million in 2005. As a percentage of net sales, consolidated operating income declined to 2.3% from 7.4% in 2005. This decline reflects the goodwill impairment charge related to the Music & Arts Center of $80.2 million and the higher SG&A expenses resulting primarily from the recognition of stock-based compensation expenses in 2006.

Interest expense, net for 2006 increased to $8.4 million from $7.3 million in 2005. The increase is primarily due to higher borrowings under the revolving credit facility used primarily to fund the acquisition of Music & Arts Center, Inc. on April 15, 2005 and increased working capital requirements offset somewhat by reduced interest resulting from the conversion of the 4% senior notes in July 2006.

The gain on sale of property of $2.1 million recorded in 2006 resulted from the disposition of real estate made available by the relocation of a Guitar Center store.

For the year ended December 31, 2006, a $40.5 million provision for income taxes was recorded compared to $48.0 million in 2005, based on effective tax rates of approximately 99.0% and 38.5%, respectively. The significant increase in the 2006 effective tax rate was due to the $57 million non-deductible portion of the goodwill impairment charge. The remaining charges result from the treatment of incentive stock options under SFAS No. 123(R) offset somewhat by the reduction of a valuation allowance in 2006 of $0.8 million, or $0.03 per diluted share, related to a capital loss recorded in 2001.

Consolidated net income for 2006 decreased to $0.4 million from $76.7 million in 2005 as a result of the combinations of factors described above.

Fiscal 2005 Compared to Fiscal 2004

Consolidated net sales for the year ended December 31, 2005 increased 17.8% to $1.782 billion, compared with $1.513 billion in 2004.

Net sales from Guitar Center stores for 2005 totaled $1.3 billion, a 13.2% increase from $1.2 billion in 2004. Net sales from new stores contributed $85.3 million and represented 55.9% of the total increase in retail store sales. Comparable Guitar Center store sales for the full year increased 5.8%. Comparable store sales are defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

The financial information of the Music & Arts Center segment for the year ended December 31, 2005 includes the results of American Music for the entire year and Music & Arts Center from the time of its acquisition on April 15, 2005 through December 31, 2005, while the 2004 results include only American Music. However, comparable store sales for the year ended December 31, 2005 is computed using the comparable store sales of American Music stores for the year ended December 31, 2005 combined with comparable store sales for the Music & Arts Center, Inc. stores for the period from April 15, 2005 through

December 31, 2005. Net sales from Music & Arts Center for 2005 totaled $103.1 million compared to $40.4 million in 2004. The increase in net sales is primarily due to the acquisition of Music & Arts Center, Inc. Comparable sales for only American Music locations decreased 16.1%, while comparable sales for only Music & Arts Center locations, increased 9.6%, resulting in the combined comparable sales decrease of 0.3%. Comparable sales decreased at American Music principally due to the reduction in low margin institutional sales which is not part of our ongoing Music & Arts Center strategy.

Net sales from the Musician’s Friend segment totaled $365.1 million in 2005, a $53.8 million, or 17.3%, increase from 2004. The increase primarily reflects the benefits from increased advertising, free freight incentives and improved leveraging of an expanding buyer file offset somewhat by competitors’ expanded free shipping programs and increased competition. We continued to face increased competition. Sales from the contact center, which represents sales placed via phone, live chat, mail and e-mail, increased 4.8% to $145.2 million in 2005 from $138.5 million in 2004. Internet sales from orders placed via the Musician’s Friend, Giardinelli and affiliate web sites increased 27.3% to $219.9 million in 2005 from $172.8 million in 2004. The growth of web-based sales reflects the continued trend of our catalog customers’ preference in using the web to place their orders, the success of web-based promotions and that the web site includes a more complete inventory presentation than our catalogs.

Consolidated gross profit for the year ended December 31, 2005 compared to 2004 increased 22.4% to $520.4 million from $425.3 million. Gross profit as a percentage of net sales for the year ended December 31, 2005 compared to 2004 increased to 29.2% from 28.1%.

Gross profit as a percentage of net sales for the Guitar Center stores was 28.0% compared with 26.7% for each of the years ended December 31, 2005 and 2004. The increase was due to higher selling margin of 1.2% and reduced freight of 0.1%. We define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

The gross profit margin for the Music & Arts Center segment was 41.8% for the year ended December 31, 2005 compared to 34.8% for the same period in 2004. The increase in gross profit margin was due to higher selling margin of 9.6% and reduced freight of 0.4%, offset by increased shrink of 1.4% and higher occupancy costs of 1.0%. During the second quarter of 2005, we recorded a charge of $0.6 million to cost of sales, or 0.6% of sales, for the Music & Arts Center division, reflecting a reduction of the value of certain inventories previously in our American Music assortment that we discontinued upon the acquisition of Music & Arts Center, Inc. Otherwise the improved selling margin was driven by a change in product mix and better pricing under the Music & Arts Center business as compared to the American Music business in 2004. We discontinued our low margin institutional sales which are not part of our ongoing Music & Arts Center strategy.

Gross profit margin for the Musician’s Friend segment was 29.8% for the year ended December 31, 2005 compared to 32.3% for the same period in 2004. The 2005 selling margin was significantly impacted by expanded free freight offers made during the year in response to the increased competition and due to lower selling margin driven by increased online competition.

Consolidated SG&A expenses for 2005 increased 22.3% to $388.4 million from $317.6 million in 2004. As a percentage of net sales, selling, general and administrative expenses for 2005 increased to 21.8% from 21.0% in 2004.

SG&A expenses as a percentage of sales for the Guitar Center segment for 2005 decreased to 19.9% from 20.2% in 2004. The decrease was primarily due to leveraging of our advertising spend of 0.3% and payroll costs of 0.2%, reduced bad debt of 0.1%, offset by higher legal and settlement costs associated with the settlement of a California wage and hour class action lawsuit of 0.2% and higher rent costs associated with the termination of two equipment leases of 0.1%.

SG&A expenses for Music & Arts Center segment were 47.9% of sales for 2005 compared to 46.2% for the same period in 2004. Excluding acquisition related charges of $2.8 million, selling, general and administrative expenses were 45.1% of sales for 2005 compared to 46.2% for the same period in 2004. The charge of $2.8 million represents the elimination of a redundant point of sales system, severance costs and moving costs to relocate certain American Music employees to the Music & Arts Center corporate office in Maryland. The decrease was due to improved leveraging on the higher revenue base of the combined businesses of Music & Arts Center and American Music. The reductions as a percentage of sales were in payroll of 2.2%, travel costs of 1.2%, supplies of 0.4%, computer maintenance of 0.3% and insurance of 0.4%, offset by higher advertising of 1.8%, amortization of intangibles of 0.7%, depreciation of 0.4%, credit card expense of 0.3%, and consulting fees of 0.2%.

SG&A expenses for the Musician’s Friend segment were 21.2% of sales for 2005 compared to 20.7% for the same period in 2004. The increase was driven by advertising expense related to programs to increase web traffic of 1.2%, offset by reduced credit card expense of 0.1%, reduced bad debt expense of 0.1%, leveraging of payroll of 0.3% and insurance costs of 0.1%, and lower consulting fees of 0.1%.

Consolidated operating income increased 22.6% to $132.0 million in 2005 from $107.7 million in 2004. This increase reflects the strong performance of the Guitar Center stores in 2005, with increased sales of 13.2%, increased gross profit as a percentage of sales of 1.3%, and leveraging of selling, general and administrative expenses as a percentage of sales by 0.3%, when compared to 2004. This was offset by a decline in the direct response operating income of $4.7 million, or down 13.0%, from 2005 compared to 2004. We experienced increased competition in our direct response unit, resulting in lower selling margins and higher marketing and advertising costs. The direct response unit gross profit as a percentage of sales decreased 2.5% while selling general and administrative expenses as a percentage of sales increased 0.5% for 2005 compared to 2004. Music & Arts Center operating loss as a percentage of sales improved from negative 11.4% of sales in 2004 to negative 6.1% of sales in 2005. Excluding acquisition related charges, Music & Arts Center operating loss as a percentage of sales was negative 2.7% of sales in 2005.

Interest expense, net for 2005 increased to $7.3 million from $5.4 million in 2004. The increase was primarily due to interest on borrowings related to the acquisition of Music & Arts Center, Inc., increased inventory levels at our Guitar Center retail stores and purchases of a corporate office building and other property and equipment.

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

Consolidated net income for 2005 increased to $76.7 million from $63.4 million in 2004 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2006 (in thousands):

	Payments due by period
		Less than	1-3	4-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Line of credit	$101,144	$101,144	$	$	$
Capital lease obligation	1,749	583	1,166	—	—
Operating lease obligations (1)	362,148	58,805	100,762	73,742	128,839
Total	$465,041	$160,532	$101,928	$73,742	$128,839

(1)          Operating lease commitments consist principally of real property leases for our corporate offices, retail store facilities and distribution centers. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We also have rented personal property through operating leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 7 to the consolidated financial statements.

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see Item 1A. Risk Factors for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of December 31, 2006, we had $101.1 million in borrowings under our credit facility and had available borrowings of $102.6 million (net of $6.2 million of outstanding letters of credit).

On April 26, 2006, we entered into an amendment of our credit facility. The amendment increased the maximum borrowings available under the credit facility from $125 million to $200 million, subject to borrowing base limitations. The amendment allows for the increase of the maximum borrowings to $250 million at the option of the Company. As of December 31, 2006, we had elected to increase the maximum borrowings to $210 million. The amendment also extended the maturity date of the facility to December 2011, reduced the interest rate charged over the applicable index rates and increased the borrowing base as a percentage of working capital. Details of the amendment were included in the Current Report on Form 8-K we filed on April 26, 2006. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (8.00% at December 31, 2006) plus applicable prime margin, or London Interbank Offered Rate or LIBOR (12 month rate at December 31, 2006 was 5.33%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the Securities and Exchange Commission (“SEC”). Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.

On June 16, 2003, we completed the issuance of $100 million principal amount of 4.00% Senior Convertible Notes (the “Notes”) due 2013. The Notes bore interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006, and were convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances.

On June 15, 2006, we called for redemption of all of our Notes. Holders were able to convert the Notes into shares of common stock at an effective conversion price of approximately $34.58 per share, in lieu of accepting redemption. Holders of substantially all of the outstanding Notes elected to convert their Notes into shares of the Company’s common stock. As a result of these conversions, approximately 2.9 million shares of common stock were issued to the holders that elected to convert their Notes. In connection with the redemption of the unconverted Notes, we paid approximately $3,000 in cash, which includes the redemption and premium payments and cash paid in lieu of fractional shares.

For the years ended December 31, 2006, 2005 and 2004, $562,000, $1.0 million and $1.0 million of amortization of deferred financing fees was included in interest expense. Unamortized deferred financing fees at December 31, 2006, 2005 and 2004 were $0.5 million, $2.5 million and $3.6 million and related accumulated amortization was $0.8 million, $2.1 million and $1.0 million, respectively.

During 2002 we entered into master operating lease agreements with US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties and Note 7 to the Consolidated Financial Statements. We anticipate incurring increased rent expense starting in the first quarter of 2007 related to our new Musician’s Friend distribution center in Kansas City and our Woodwind & Brasswind operations in South Bend.

Net cash provided by operating activities was $23.3 million for the year ended December 31, 2006 compared to $65.7 million for the same period last year. The largest use of cash was an increase in inventories of $120.6 million. The increase in inventories was primarily due to the opening of 33 new Guitar Center retail stores, an increase in business volumes across all segments and fourth quarter 2006 sales below projected levels. The primary sources of cash were generated from the current period operations and an increase in accounts payable of $32.0 million due mostly to higher business volumes and timing of payments.

Cash used in investing activities decreased to $106.3 million for the year ended December 31, 2006 compared to $157.8 million for the same period last year. The cash used in investing activities for the current year included $84.4 million of capital expenditures, comprised primarily of $45.0 million on new stores and remodels, $20.0 million on computer equipment purchases and $9.2 million related to the expansion of our distribution center facilities. Also, the Music & Arts Center division acquired businesses totaling $13.5 million for the current year. Also, our Guitar Center segment acquired four retail locations from Hermes Trading Company, Inc. for approximately $11.1 million.

Cash provided by financing activities totaled $83.6 million for the year ended December 31, 2006 compared to $46.1 million in the same period last year. The cash provided by financing activities was due to increased borrowings under the revolving line of credit to support business acquisitions, capital expenditures and working capital requirements. In addition, proceeds from the exercise of stock options provided $11.9 million (including $2.5 million in excess tax benefits that are reflected in cash flows from financing activities) and employee purchases of our common stock under the ESPP provided $2.4 million.

We believe that our current operating cash flow, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity we believe are available to us will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings.

Our known capital resource and liquidity requirements for 2007 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. In addition, the moderation of our growth plans in 2007 by reduced Guitar Center Retail store openings and few Music & Arts Center acquisitions will provide us opportunity to generate incremental cash flows. We will continue to evaluate the best use of those cash flows, including possible changes in our capital structure.

Our known capital resource and liquidity requirements for 2007 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our line of credit.

Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations or changes in our capital structure. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

We intend to open additional stores in new and existing markets. Each new primary format Guitar Center store typically has required approximately $2.0 to $2.5 million in gross inventory. Historically, our cost of capital improvements for a primary format Guitar Center store has been approximately $1.2 million consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store. We have developed secondary format Guitar Center stores to build in sites that we do not believe will support our primary format units. We have opened 61 secondary market stores between late 2000 and December 31, 2006. Our secondary format stores have typically required approximately $1.7 million to $2.0 million in gross inventory and approximately $0.9 million in capital improvements. We have opened three tertiary format stores between late 2005 and December 31, 2006 to serve smaller population centers. Our tertiary format stores have required approximately $1.0 million in gross inventory and approximately $0.6 million in capital improvements. These capital expenditures reflect the increasing construction costs that we have been experiencing. We expect these increases to continue for the foreseeable future and these costs may increase above our expectations.

We are also anticipating additional capital and strategic investments related to improving our fulfillment facilities and upgrading our technology and systems, including an enterprise data warehouse, retail point of sale replacement, retail inventory management systems improvements and enterprise systems replacement for our direct response division. We also continue to make significant investments in information technology across our businesses and to incur costs and make investments designed to expand the reach of our businesses on the Internet. The costs of these initiatives and other investments related to our businesses will continue to be significant.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the consolidated financial statements as we have historically presented sales excluding these taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 was effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of the provisions of SAB 108 had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net income.

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

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, in 2007 we anticipate that rising steel, lumber, concrete, labor, fuel and freight costs may increase expenses related to opening, remodeling, operating and relocating our stores, expanding our Musician’s Friend distribution center and operating our business.

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

For further discussion of risks associated with our business, please see the discussion under the caption Item 1A. Risks Factors.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility which has a variable rate of interest generally consisting of stated premiums above LIBOR. At December 31, 2006, we had $101.1 million in outstanding borrowings under our credit facility. As short-term interest rates and the total level of borrowings under the facility fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings of $1.0 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter end that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Guitar Center, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guitar Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Guitar Center, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Guitar Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
March 1, 2007

Item 9B. OTHER INFORMATION

Not Applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of the Nasdaq Global Select Market. The code is available on the investor relations section of our website (www.guitarcenter.com), under subsection captioned “Corporate Governance.” To the extent required by law or the rules of the NASDAQ Global Select Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

1.     The following financial statements for the Company are included as part of this Report:

Index to Financial Statements	Page 59

2.                The following financial statement schedule for the Company is included as part of this Report:

Schedule II—Valuation and Qualifying Accounts	Page II-1

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
2.1

Agreement and Plan of Merger, dated as of February 8, 2005, by and among Guitar Center Stores, Inc., a Delaware corporation, GCSI Acquisition Corp., a Maryland corporation, Music & Arts Center, Inc., a Maryland corporation, and the common stockholders of Music & Arts Center, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 8, 2005).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).
4.2	Form of Indenture (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3; Registration No. 333-65220).
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1; Registration No. 333-20931).
10.1*	Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.2*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2000 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K; for the fiscal year ended December 31, 1999).

10.3*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.4*

Amendment to the 1997 Equity Participation Plan approved July 26, 2001 (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.5*

Amendment to the 1997 Equity Participation Plan approved by stockholders at the 2003 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.6*	Amendment to the 1997 Equity Participation Plan approved April 29, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.7*

Form of Employee Stock Purchase Plan as approved by stockholders at the 2001 Annual Meeting of Stockholders (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report Form 10-Q for the period ended March 31, 2001).

10.8*	2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to the Definitive 2004 Proxy Statement as filed on Schedule 14A).
10.9*	Form of Amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 11, 2005).
10.10*

Form of Stock Option Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.11*

Form of Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*

Form of Non-Employee Director Restricted Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated July 28, 2005).

10.13*

Form of Deferred Stock Agreement under the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.14*	Guitar Center, Inc. Senior Executive Performance Bonus Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.15*	Guitar Center, Inc. 2005 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 28, 2005).
10.16*

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.17*	Compensation Committee Non-Employee Director Equity Compensation Policy (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 28, 2005).
10.18*

Second Amended and Restated Employment Agreement, dated as of October 8, 2004, between Guitar Center, Inc. and Marty Albertson (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 8, 2004).

10.19*

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

10.21*

Third Amended and Restated Employment Agreement between Musician’s Friend, Inc. and Robert V. Eastman, dated effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2006).

10.22*

Employment Agreement, dated as of April 15, 2005, by and between Music & Arts Center, Inc., a Maryland corporation, and Kenneth O’Brien (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated April 15, 2005).

10.23*

Agreement Not to Compete, dated as of April 15, 2005, by and between Guitar Center Stores, Inc., a Delaware corporation, and Kenneth O’Brien (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated April 15, 2005).

10.24

Lease Agreement, dated as of August 15, 2001, by and between Guitar Center Stores, Inc., and Eaglepoint Partners Two, LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Master Lease Agreement, dated as of March 4, 2002, between Guitar Center, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.26

Standard Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.27

Addendum to Industrial/Commercial Single-Tenant Lease by and between The J. David Gladstone Institutes, a Charitable Trust, as lessor and Guitar Center, Inc. as lessee relating to 5795 Lindero Canyon Road, Westlake Village, California (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.28

Standard Commercial Lease by and between Mid-West Terminal Warehouse Company as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.29

Addendum to Commercial Lease Agreement by and between Mid-West Terminal Warehouse Company, Inc. as lessor and Musician’s Friend, Inc. as lessee relating to 1491 North Universal Avenue, Kansas City, Missouri (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.30

First Amendment to Lease dated November 2, 2005, by and between Brownsburg Music LLC and Guitar Center Stores, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2005).

10.31*

Aircraft Time Sharing Agreement between Guitar Center, Inc. and Marty Albertson, dated February 15, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2006).

10.32

Second Amended and Restated Loan and Security Agreement entered into as of December 21, 2001, between and among the Company, Guitar Center Stores, Inc., Musician’s Friend, Inc. and the lenders identified therein (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.33

Consent and Amendment, dated as of June 9, 2003, by and among, Wells Fargo Retail Finance, LLC, as the arranger and administrative agent, the lenders named therein, and Guitar Center, Inc., Guitar Center Stores, Inc. and Musician’s Friend, Inc., as borrowers (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.34

Second Amendment to Second Amended and Restated Loan and Security Agreement between Guitar Center, Inc. and Wells Fargo Retail Finance, LLC (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.35

Third Amendment to Second Amended and Restated Loan and Security Agreement, effective February 8, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 8, 2005).

10.36

Lease Agreement between Musician’s Friend, Inc., and Panattoni Development Company, LLC, dated effective as of March 30, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2006).

10.37

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, effective April 26, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2006).

10.38*	Guitar Center, Inc. 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006).
10.39*	Amendment to the Guitar Center, Inc. Amended 1997 Equity Participation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2006).
10.40*	Amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2006).
10.41*	Amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2006).
10.42

Asset Purchase Agreement, dated as of January 30, 2007, by and between Musician’s Friend, Inc. and Dennis Bamber, Inc. D/B/A The Woodwind & the Brasswind and its Chapter 11 Estate (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2007).

10.43*

Form of amended and restated Executive Severance Benefits Agreement relating to certain executives of Guitar Center, Inc., Guitar Center Stores, Inc. and Musician Friend, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.44*	Amendment to the Guitar Center, Inc. 2005 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2007).
10.45*	Amendment to the Guitar Center, Inc., 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2007).
12.1	Ratio of Earnings to Fixed Charges (Filed herewith).
21.1	Material subsidiaries of the Registrant as of December 31, 2006 (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (Filed herewith).
24.1	Power of Attorney (Included on page 54).
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*                    Management contract or other compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 1st day of March 2007.

Guitar Center, Inc.
/s/ MARTY ALBERTSON
Marty Albertson
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marty Albertson, Erick Mason and Leland Smith as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ MARTY ALBERTSON	Chief Executive Officer and Director	March 1, 2007
Marty Albertson	(Principal Executive Officer)
/s/ ERICK MASON	Executive Vice President and Chief	March 1, 2007
Erick Mason	Financial Officer (Principal Financial Officer)
/s/ DAVID ROBSON	Senior Vice President of Finance	March 1, 2007
David Robson	(Principal Accounting Officer)
/s/ LARRY LIVINGSTON	Director	March 1, 2007
Larry Livingston
/s/ BOB MARTIN	Director	March 1, 2007
Bob Martin
/s/ PAT MACMILLAN	Director	March 1, 2007
Pat MacMillan

/s/ GEORGE MRKONIC	Director	March 1, 2007
George Mrkonic
/s/ KENNETH REISS	Director	March 1, 2007
Kenneth Reiss
/s/ WALTER ROSSI	Director	March 1, 2007
Walter Rossi
/s/ PETER STARRETT	Director	March 1, 2007
Peter Starrett
/s/ PAUL TARVIN	Director	March 1, 2007
Paul Tarvin

Schedule
Financial Statement Schedule:
Valuation and Qualifying Accounts	II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guitar Center, Inc.:

We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guitar Center, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 1, 2007

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,153	$14,529
Accounts receivable, less allowance for doubtful accounts of $2,618 and $2,844, respectively	53,916	40,844
Merchandise inventories	578,082	445,771
Prepaid expenses and other current assets	16,178	15,533
Deferred income taxes	22,739	13,492
Total current assets	686,068	530,169
Property and equipment, net	201,986	149,209
Goodwill	18,507	85,929
Intangible assets, net	7,612	9,142
Other assets, net	13,305	5,741
Total assets	$927,478	$780,190
Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$20,243	$18,482
Accounts payable	93,717	61,015
Accrued expenses and other current liabilities	117,595	106,181
Merchandise advances	26,830	25,127
Borrowings under revolving line of credit	101,144	32,266
Total current liabilities	359,529	243,071
Other long-term liabilities	17,292	11,995
Deferred income taxes	5,165	20,307
Long-term debt	1,416	100,000
Total liabilities	383,402	375,373
Minority interest	1,339	—
Commitments and contingencies (Notes 7 and 11)
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares at December 31, 2006 and 55,000 shares at December 31, 2005, issued and outstanding 29,469 at December 31, 2006 and 26,092 at December 31, 2005	295	261
Additional paid-in capital	464,217	326,755
Retained earnings	78,225	77,801
Total stockholders’ equity	542,737	404,817
Total liabilities and stockholders’ equity	$927,478	$780,190

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net sales	$2,029,966	$1,782,499	$1,513,172
Cost of goods sold, buying and occupancy	1,435,963	1,262,097	1,087,899
Gross profit	594,003	520,402	425,273
Selling, general and administrative expenses	466,555	388,380	317,585
Goodwill impairment	80,160	—	—
Operating income	47,288	132,022	107,688
Interest expense, net of interest income of $908, $714 and $189, respectively	8,448	7,339	5,390
Gain on sale of property	2,115	—	—
Income before income taxes	40,955	124,683	102,298
Income taxes	40,531	48,005	38,873
Net income	$424	$76,678	$63,425
Net income per share:
Basic	$0.02	$2.96	$2.55
Diluted	$0.01	$2.67	$2.29
Weighted average shares outstanding:
Basic	27,686	25,873	24,856
Diluted	28,402	29,846	28,976

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Retained
			Additional	Earnings
	Number of	Common	Paid-in	(Accumulated
	Shares	Stock	Capital	Deficit)	Total
Balance at December 31, 2003	23,998	$240	$276,233	$(62,302)	$214,171
Exercise of employee stock options, including tax benefit of $9,756	1,313	14	27,537	—	27,551
Stock issued under employee stock purchase plan	48	—	1,535	—	1,535
Net income	—	—	—	63,425	63,425
Balance at December 31, 2004	25,359	254	305,305	1,123	306,682
Exercise of employee stock options, including tax benefit of $7,591	687	7	19,418	—	19,425
Stock issued under employee stock purchase plan	46	—	2,032	—	2,032
Net income	—	—	—	76,678	76,678
Balance at December 31, 2005	26,092	261	326,755	77,801	404,817
Exercise of employee stock options, including tax benefit of $12,129	422	4	21,526	—	21,530
Stock issued under employee stock purchase plan	64	1	2,425	—	2,426
Stock-based compensation expense	—	—	15,028	—	15,028
Conversion of debt to common stock	2,891	29	98,483	—	98,512
Net income	—	—	—	424	424
Balance at December 31, 2006	29,469	$295	$464,217	$78,225	$542,737

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income	$424	$76,678	$63,425
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	80,160	—	—
Depreciation and amortization	36,777	29,000	22,304
(Gain) loss on disposal of property and equipment	(2,115)	1,849	—
Amortization of deferred financing fees	562	1,045	1,045
Stock-based compensation	15,028	—	—
Tax benefit from exercise of stock options	8,581	7,591	9,756
Deferred income taxes	(23,502)	(5,476)	916
Changes in operating assets and liabilities, net of of acquisitions:
Accounts receivable	(12,716)	(7,415)	(3,341)
Merchandise inventories	(120,645)	(74,188)	(24,281)
Prepaid expenses and other current assets	(645)	(862)	(1,824)
Other assets, net	(9,597)	(733)	(2,869)
Cash overdraft	1,761	11,655	(21,067)
Accounts payable	31,995	4,560	23,061
Accrued expenses and other current liabilities	10,325	19,397	11,990
Merchandise advances	1,654	(1,705)	5,430
Other long-term liabilities	5,297	4,314	961
Net cash provided by operating activities	23,344	65,710	85,506
Investing activities:
Purchase of property and equipment	(84,417)	(75,493)	(26,151)
Proceeds from sale of property and equipment	2,565	—	—
Purchase of available-for-sale securities	—	(27,305)	(20,807)
Proceeds from sale of available-for-sale securities	—	47,460	—
Acquisition of businesses, net of cash acquired	(24,442)	(102,428)	(2,775)
Net cash used in investing activities	(106,294)	(157,766)	(49,733)
Financing activities:
Net change in borrowings under revolving line of credit	68,878	32,266	—
Proceeds from exercise of stock options	9,401	11,834	17,795
Proceeds from stock issued under employee purchase plan	2,426	2,032	1,535
Excess tax benefit from exercise of stock options	2,483	—	—
Other, net	386	—	—
Net cash provided by financing activities	83,574	46,132	19,330
Net increase (decrease) in cash and cash equivalents	624	(45,924)	55,103
Cash and cash equivalents at beginning of year	14,529	60,453	5,350
Cash and cash equivalents at end of year	$15,153	$14,529	$60,453

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,775	$6,005	$4,665
Income taxes	$58,011	$34,747	$27,611
Non-cash investing and financing activities:
Conversion of long-term debt to common stock	$98,512	$—	$—
Assets acquired under capital lease	1,731	—	—
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	356	5,802	—
Merchandise inventories	11,666	57,655	1,802
Prepaid expenses and other current assets	—	584	—
Property and equipment	701	3,428	120
Goodwill	12,738	59,455	478
Intangible assets	1,625	10,014	375
Other assets	14	—	—
Total assets acquired	27,100	136,938	2,775
Current liabilities	(2,206)	(21,724)	—
Other long-term liabilities	—	(738)	—
Deferred income taxes	887	(12,048)	—
Minority interest	(1,339)	—	—
Total liabilities assumed	(2,658)	(34,510)
Net assets acquired	$24,442	$102,428	$2,775

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2006, our wholly owned retail subsidiary operated 198 Guitar Center stores across the United States, with 134 primary format stores, 61 secondary format stores and 3 tertiary format stores. In addition, as of December 31, 2006, our Music & Arts Center division operated 97 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, www.musiciansfriend.com, www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

We acquired the www.wwbw.com and www.music123.com websites on February 9, 2007 when Musician’s Friend, Inc. acquired substantially all of the assets of the Dennis Bamber, Inc. and its chapter 11 bankruptcy estate, d/b/a The Woodwind and The Brasswind.

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

Accounts Receivable

In the normal course of business, the Company grants credit directly to certain customers, after a credit analysis based on financial and other criteria and generally requires no collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

doubtful accounts for estimated losses that result from the failure of its customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally 5 years for furniture and fixtures, computer equipment and vehicles, and 15 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the related leases. Corporate aircraft is depreciated over 10 years with a 50% salvage value. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from business acquisitions. In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. As of December 31, 2006 and 2005 we had unamortized goodwill in the amount of $18.5 million and $85.9 million, respectively. We also had unamortized identifiable intangible assets with indefinite lives in the amount of $5.4 million and $5.3 million as of December 31, 2006 and 2005, respectively. Our policy is to test for impairment on an annual basis, or more frequently when triggering events occur. We have tested goodwill and intangible assets for impairment under the provisions of SFAS No. 142 and these tests indicated a goodwill impairment of $80.2 million relating to the Music & Arts segment during the fourth quarter ended December 31, 2006. See Note 3 for further discussion of the goodwill impairment.

Impairment and Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. No impairment was identified for the years ended December 31, 2006, 2005 and 2004.

Merchandise Advances/Gift Cards

Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when the full purchase price is received from the customer, outstanding gift certificates or gift cards which are recorded as a liability until redemption by the customer, credit on account for customer returns and special orders.

We sell gift cards to our customers in our Guitar Center retail stores and on-line. Revenue from gift card sales is recognized at redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, which is referred to as “breakage.” Estimated breakage income is recognized as the remaining gift card values are redeemed and is recorded as a reduction of cost of goods sold.

Self-Insurance Reserves

We maintain a self-insurance program for workers’ compensation of up to $250,000 per claim and medical insurance of up to $150,000 per claim, with any amounts in excess of these covered by stop-loss insurance coverage. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves for workers’ compensation and medical insurance amounted to $3.3 million and $1.1 million at December 31, 2006 and $3.3 million and $1.0 million at December 31, 2005, respectively. The balances are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

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

Advertising Costs

We expense Guitar Center’s and Music & Arts Center’s advertising costs as incurred. Advertising costs included in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 were $46.2 million, $36.6 million and $34.0 million, respectively. Musician’s Friend’s non-catalog advertising costs for the years ended December 31, 2006, 2005 and 2004 were $15.0 million, $12.6 million and $5.5 million, respectively. Mail order catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits, not to exceed five months, under the provisions of AICPA Statement of Position 93-7, Reporting of Advertising Costs. Capitalized mail order catalog costs included in prepaid expenses and other current assets at December 31, 2006, 2005 and 2004 were $1.3 million, $1.8 million and $4.5 million, respectively. The realizability of the capitalized mail order catalog costs, are evaluated at each balance sheet date by comparing the carrying amount of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising. If the carrying amounts of such deferred mail order catalog costs exceed the remaining future net revenues that probably will be realized from such catalog, the excess capitalized amount is written down and expensed in the current period. There was no write-down of capitalized mail order catalog costs for the years ended December 31, 2006, 2005 and 2004.

We receive cooperative advertising allowances from manufacturers in order to subsidize advertising and similar promotional expenditures we make relating to the vendor’s products. These advertising allowances are recognized as a reduction to selling, general and administrative expense when we incur the advertising costs. Guitar Center, Musician’s Friend and Music & Arts Center recognized cooperative advertising allowances of $11.5 million, $10.1 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

recognized on a straight-line basis over the initial term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.

Comprehensive Income

For the years presented, comprehensive income was the same as net income.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) to account for our stock-based compensation plans. The Company elected the modified prospective method of adoption, which permitted application of the new requirements on a prospective basis. Accordingly, prior period amounts have not been restated. Under this application, stock-based compensation is recorded for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program (the “ESPP”), performance share awards, restricted stock awards, and deferred stock awards.

Under SFAS No. 123(R), the Company determines the fair value of stock options, including options granted under ESPP, using a lattice-based binomial model. Under the fair value recognition provisions of this statement, stock-based compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Assumptions used in the model were developed in consultation with an outside valuation specialist. The model requires the input of several assumptions including expected volatility, dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

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

Earnings Per Share

The following table summarizes the reconciliation of basic to diluted weighted average shares for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004
Net income, as reported	$424	$76,678	$63,425
Add back interest, net of tax, on 4% Senior Convertible Notes(a)	—	2,907	2,931
Net income, excluding interest expense on 4% Senior Convertible Notes	$424	$79,585	$66,356
Basic weighted average shares outstanding	27,686	25,873	24,856
Dilutive effect of stock options outstanding	716	1,081	1,228
Shares issuable on assumed conversion of4% Senior Convertible Notes(b)	—	2,892	2,892
Diluted weighted average shares outstanding	28,402	29,846	28,976
Basic net income per share	$0.02	$2.96	$2.55
Diluted net income per share	$0.01	$2.67	$2.29

(a)           Represents the interest expense for the period the 4% Senior Convertible Notes (the “Notes”) were outstanding, including contingent interest and amortization of deferred financing costs, net of tax, using an effective tax rate of 38.5% for 2005 and 38.0% for 2004. The interest expense on the Notes for 2006 was not included in the computation of diluted net income per share as its effect would be antidilutive.

(b)          Represents the weighted-average number of common shares issuable upon the conversion of the Notes, up to the date of actual conversion. The shares issuable on assumed conversion of the Notes for 2006 were not included in the computation of diluted net income per share as its effect would be antidilutive.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

For the years ended December 31, 2006, 2005 and 2004, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and conversion of the Notes up to the date of actual conversion. For the years ended December 31, 2006 and 2005, options to acquire weighted-average shares of 1,034,428 and 261,479, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was antidilutive. For the year ended December 31, 2004, all options outstanding had a dilutive effect.

For the year ended December 31, 2006, 1.5 million shares of common stock issuable upon conversion of the Notes issued in June 2003 (reflecting an effective conversion price of $34.58) were excluded for the purposes of calculating diluted net income per share as its effect would be antidilutive. For the year ended December 31, 2005 and 2004, the common stock issuable upon conversion of the Notes amounted to 2.9 million shares. Under the “if-converted” method of accounting, the after-tax interest expense, including contingent interest and amortization of deferred financing costs, for the period is added back to net income, unless antidilutive. The Notes were called for redemption by the Company on June 15, 2006 and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date. See Note 5 for further discussion of the Notes.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share that contingently convertible debt instruments, such as our 4% Senior Convertible Notes, should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, we retroactively restated all earnings per share measures for all periods to reflect the consensus.

Concentration of Credit Risk

Our cash deposits are with various high quality financial institutions. Customer purchases generally are transacted using cash or credit cards. In limited instances, we grant credit for larger purchases, generally to professional musicians, under normal trade terms. Trade accounts receivable were approximately $12.2 million and $10.5 million at December 31, 2006 and 2005, respectively. Credit losses have historically been within our expectations.

Fair Value of Financial Instruments

The principal amount of our revolving line of credit reflects the fair value based upon current rates available to us for similar debt. The book value of all other financial instruments is representative of their fair values.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

1. Nature of Business and Significant Accounting Policies (Continued)

enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on our consolidated financial statements.

In June 2006, the FASB ratified EITF issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the consolidated financial statements as we have historically presented sales excluding these taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 was effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of the provisions of SAB 108 had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net income.

2. Acquisition of Businesses

During the second quarter of 2006, our Guitar Center division acquired four retail locations in Texas and related net assets from Hermes Trading Company, Inc., a musical instruments retailer, for approximately $11.1 million.

During the year ended December 31, 2006, our Music & Arts Center division acquired a total of 18 stores and related net assets for an aggregate purchase price of approximately $13.5 million.

The aggregate purchase price for the acquisitions for the year ended December 31, 2006 (including purchase price adjustments of $0.4 million) totaled approximately $24.4 million, which was principally allocated to merchandise inventories of $11.7 million and goodwill of $12.7 million.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2. Acquisition of Businesses (Continued)

The acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The results of operations of the acquisitions were not material to the consolidated financial statements and, as such, pro forma financial information is not presented for these acquisitions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

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

In the fourth quarter of 2006, the Music & Arts Center segment recorded an impairment charge of $80.2 million, related to the write down of goodwill. The determination to write down the goodwill at Music & Arts Center was a result of the segment’s current operating performance and our fourth quarter change in strategy to reduce future investments in the segment and slow down growth in future years.

The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Guitar	Music &	Musician’s
	Center	Arts	Friend	Total
Balance at December 31, 2004	$5,382	$21,092	$—	$26,474
Goodwill resulting from acquisitions	—	56,014	3,441	59,455
Balance at December 31, 2005	5,382	77,106	3,441	85,929
Goodwill resulting from acquisitions	9,684	2,624	—	12,308
Goodwill impairment	—	(80,160)	—	(80,160)
Goodwill adjustments	—	430	—	430
Balance at December 31, 2006	$15,066	$—	$3,441	$18,507

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

3. Goodwill and Intangible Assets (Continued)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of December 31, 2006 and 2005 (dollars in thousands, life in years):

		December 31, 2006
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,367	$—	$5,367
Amortized
Customer contracts	1.4	847	(379)	468
Covenants not to compete	3.5	2,950	(1,350)	1,600
Other	2.6	851	(674)	177
Intangible assets, net		$10,015	$(2,403)	$7,612

		December 31, 2005
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,325	$—	$5,325
Amortized
Customer contracts	1.4	3,430	(1,734)	1,696
Covenants not to compete	3.7	2,200	(596)	1,604
Other	2.6	834	(317)	517
Intangible assets, net		$11,789	$(2,647)	$9,142

Amortization of intangible assets is included in selling, general and administrative expenses. The estimated amortization expense related to intangible assets for each of the five years and thereafter as of December 31, 2006 is as follows (in thousands):

Year
2007	$1,212
2008	506
2009	304
2010	149
2011	74
Total	$2,245

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

4. Balance Sheet Components

Selected balance sheet components consisted of the following (in thousands):

	December 31,
	2006	2005
Merchandise inventories:
Major goods	$317,802	$246,260
Band instruments	104,747	79,378
Accessories	129,004	97,950
Vintage guitars	15,924	11,795
Used major goods	21,341	20,056
	588,818	455,439
Less inventory reserves	10,736	9,668
	$578,082	$445,771

Major goods include stringed merchandise, percussion, keyboards, live-sound/DJ and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Accessories are comprised of accessories to major goods, and band instruments, apparel, cables and books.

	December 31,
	2006	2005
Property and equipment:
Land	$7,376	$7,666
Buildings	21,537	20,091
Furniture and fixtures	36,791	30,656
Transportation equipment	13,286	12,402
Computer equipment	93,308	73,877
Leasehold improvements	163,464	123,992
Construction in progress	19,257	5,965
	355,019	274,649
Less accumulated depreciation and amortization	153,033	125,440
	$201,986	$149,209

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

4. Balance Sheet Components (Continued)

As of December 31, 2006, $1.7 million of computer equipment was under a capital lease.

	December 31,
	2006	2005
Accrued expenses and other current liabilities:
Wages, salaries and benefits	$31,834	$30,564
Accrued income taxes	21,944	18,846
Sales tax payable	16,536	12,813
Accrued advertising	8,268	8,193
Unearned revenue	7,132	5,802
Provision for sales returns	5,765	5,007
Accrued insurance	4,356	4,310
Accrued real estate tax	2,421	1,847
Accrued professional fees	1,893	4,281
Accrued freight	1,482	1,432
Accrued utilities	1,470	922
Current portion of capital lease obligation	574	—
Other	13,920	12,164
	$117,595	$106,181

5. Long-Term Debt and Revolving Line of Credit

Long-term debt consisted of the following (in thousands):

	December 31,
	2006	2005
Obligations under capital lease, payable in monthly installments through 2009	$1,731	$—
Notes, 4%, face amount of $100 million	—	100,000
Other	259	—
	1,990	100,000
Less current portion	574	—
Total long-term debt	$1,416	$100,000

On June 16, 2003, the Company completed the issuance of $100 million of Notes due 2013. The Notes bore interest at the rate of 4.00% per annum, subject to the payment of contingent interest under certain circumstances commencing January 15, 2006, and became convertible into shares of common stock at a conversion price of $34.58 per share, subject to adjustment under specified circumstances.

On June 15, 2006, the Company called for redemption all of the outstanding Notes due 2013. Holders were able to convert the Notes into shares of common stock at an effective conversion price of approximately $34.58 per share, in lieu of accepting redemption. Prior to the redemption date of July 15, 2006, holders of substantially all of the remaining outstanding Notes elected to convert their Notes into shares of the Company’s common stock. As a result of these conversions, approximately 2.9 million shares of common stock were issued to the holders that elected to convert their Notes. In connection with the

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

5. Long-Term Debt and Revolving Line of Credit (Continued)

redemption of the unconverted Notes, the Company paid approximately $3,000 in cash, which includes the redemption and premium payments and cash paid in lieu of fractional shares. In conjunction with the redemption, the Company reclassified approximately $1.5 million of unamortized debt issuance costs from other assets to additional paid-in capital in the third quarter of 2006.

On April 26, 2006, the Company entered into an amendment of our credit facility. The amendment increased the maximum borrowings available under the credit facility from $125 million to $200 million, subject to borrowing base limitations. The amendment allows for the increase of the maximum borrowings to $250 million at the option of the Company. As of December 31, 2006, we had elected to increase the maximum borrowings to $210 million. The amendment also extended the maturity date of the facility to December 2011, reduced the interest rate charged over the applicable index rates and increased the borrowing base as a percentage of working capital. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate (8.00% at December 31, 2006) plus applicable prime margin, or London Interbank Offered Rate or LIBOR (12 month rate at December 31, 2006 was 5.33%), plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed with the SEC. Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.

For the years ended December 31, 2006, 2005 and 2004, $0.6 million, $1.0 million and $1.0 million of amortization of deferred financing fees was included in interest expense. Unamortized deferred financing fees at December 31, 2006, 2005 and 2004 were $0.5 million, $2.5 million and $3.6 million and related accumulated amortization was $0.8 million, $2.1 million and $1.0 million, respectively.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

6. Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts Center stores and Musician’s Friend direct response. Prior to the acquisition of Music & Arts Center, Inc., that segment was referred to as American Music stores. Both brands have similar operations and there has been no change to the internal structure of the overall organization. Therefore, there has been no change in the nature of the company segment reporting. Management evaluates segment performance based primarily on net sales, operating income (loss) and income (loss) before income taxes. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the company on a consolidated basis. Our business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are consistent with our reporting units under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 142 requires that goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the business segment level, or one level below), that tests for impairment of goodwill be performed at least annually. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

6. Segment Information (Continued)

The following table summarizes financial information for our operating segments for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006
	Guitar Center	Music & Arts	Musician’s Friend	Total
Net sales	$1,493,339	$144,972	$391,655	$2,029,966
Gross profit	412,870	62,803	118,330	594,003
Depreciation and amortization	28,028	5,141	3,608	36,777
Selling, general and adiministrative expenses	310,943	63,950	91,662	466,555
Operating income (loss)	101,927	(81,307)	26,668	47,288
Income (loss) before income tax (benefit)	105,394	(92,998)	28,559	40,955
Capital expenditures	73,458	3,805	7,154	84,417
Total assets	682,344	158,503	86,631	927,478

	2005
	Guitar Center	Music & Arts(1)	Musician’s Friend	Total
Net sales	$1,314,277	$103,116	$365,106	$1,782,499
Gross profit	368,498	43,064	108,840	520,402
Depreciation and amortization	22,157	4,312	2,531	29,000
Selling, general and adiministrative expenses	261,621	49,357	77,402	388,380
Operating income (loss)	106,877	(6,293)	31,438	132,022
Income (loss) before income tax (benefit)	105,809	(14,095)	32,969	124,683
Capital expenditures	67,964	1,130	6,399	75,493
Total assets	512,802	197,045	70,343	780,190

	2004
	Guitar Center	Music & Arts (1)	Musician’s Friend	Total
Net sales	$1,161,511	$40,400	$311,261	$1,513,172
Gross profit	310,674	14,067	100,532	425,273
Depreciation and amortization	18,671	1,469	2,164	22,304
Selling, general and adiministrative expenses	234,549	18,656	64,380	317,585
Operating income (loss)	76,125	(4,589)	36,152	107,688
Income (loss) before income tax (benefit)	72,789	(7,228)	36,737	102,298
Capital expenditures	21,240	1,272	3,639	26,151
Total assets	451,677	63,365	59,551	574,593

(1)          The information included for the Music & Arts Center division included only the operation of American Music prior to April 15, 2005.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

7. Lease Commitments

The Company leases offices, retail store facilities, distribution centers and various personal property used in our business under operating leases which expire at varying dates through December 2018. Generally, the agreements contain provisions which require paying for normal repairs and maintenance, property taxes and insurance.

The future annual minimum lease payments at December 31, 2006, under capital and operating leases, are as follows (in thousands):

	Capital	Operating
Year	Lease	Leases
2007	$583	$58,805
2008	583	54,821
2009	583	45,941
2010	—	39,265
2011	—	34,477
Thereafter	—	128,839
Total minimum lease payments	1,749	$362,148
Less imputed interest	18
Present value of lease obligations	$1,731

Total rent expense included in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 is $53.8 million, $45.4 million and $38.2 million, respectively.

8. Employee Benefit Plan

We have a defined contribution 401(k) plan with a 401(a) profit-sharing component (the “Plan”) maintained for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to seventy-five percent of their compensation. At our discretion, we can make matching contributions to the Plan, which will be a uniform percentage of the eligible employees’ contributions. We may also, at our discretion, make profit-sharing contributions to the Plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. Contribution expense was $1.5 million, $3.6 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004.

9. Stock-Based Compensation

Stock-based compensation expense for all stock award plans included in our consolidated statement of income for the year ended December 31, 2006 was $15.0 million ($9.3 million net of tax), or $0.33 per diluted share. There was no stock-based compensation expense for the years ended December 31, 2005 and 2004. As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes and net income for the year ended December 31, 2006 was $12.4 million and $7.7 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. If we had not adopted SFAS No. 123(R), our basic and diluted net income per share for the year ended December 31, 2006 would have been increased by $0.29 and $0.26, respectively. Under the APB No. 25 intrinsic value

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9. Stock-Based Compensation (Continued)

method, the Company would not have recorded stock-based compensation expense in 2006 related to stock option awards, but would have recorded stock-based compensation expense related to awards of performance shares, restricted stock and deferred stock.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. For the year ended December 31, 2006, $2.5 million of excess tax benefits from the exercise of stock options reported in financing cash flows would have been reported as operating cash flows had SFAS No. 123(R) not been adopted.

The following table details the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net income, as reported	$76,678	$63,425
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	6,608	6,271
Pro forma net income	$70,070	$57,154
Net income per share:
Basic—as reported	$2.96	$2.55
Basic—pro forma	$2.71	$2.30
Diluted—as reported	$2.67	$2.29
Diluted—pro forma	$2.44	$2.07

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

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9. Stock-Based Compensation (Continued)

Under the 2004 Plan and the Prior Plans, an aggregate of 1.3 million shares of common stock were available for issuance as of December 31, 2006. The Company generally issues new shares for stock option exercises, performance share awards and restricted stock awards.

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

The assumptions used to value option grants for the year ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31,
	2006	2005	2004
Valuation Model	Binomial Lattice	Binomial Lattice	Black- Scholes
Expected volatility range	35.2-49.6%	32-52%	—
Weighted-average expected volatility	42.6%	42.0%	59.6%
Expected term (in years)	3.98-5.75	5.40-7.38	6.70
Risk-free interest rate	4.4-4.9%	3.5-4.0%	3.9%
Expected dividends	—	—	—
Suboptimal exercise term (multiple of exercise price)	2.0	2.0	—

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9. Stock-Based Compensation (Continued)

Stock option activity for all plans during the year ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Instrinsic
	No. of	Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	2,802,394	$31.94
Granted	558,500	43.58
Exercised	(420,375)	22.36
Forfeited	(136,848)	50.62
Expired	—	—
Outstanding at December 31, 2006	2,803,671	$34.78	6.77	$37,578
Exercisable at December 31, 2006	1,593,445	$25.86	5.38	$32,964

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $18.87, $27.46 and $24.63. The aggregate intrinsic value of options (the amount by which the stock price on the date of exercise exceeded the stock price of the option on the date of grant) exercised during the years 2006, 2005 and 2004 was $10.8 million, $28.0 million and $34.2 million, respectively.

In February 2006, the Company entered into a transition agreement with its former Chief Financial Officer upon his retirement from the Company, which provided for the immediate acceleration of all of his outstanding options totaling 32,002 shares. Included in the stock-based compensation expense for the year ended December 31, 2006 is expense related to this acceleration of $0.8 million ($0.5 million net of tax).

Employee Stock Purchase Plan

Our ESPP is a tax-qualified employee stock purchase plan under which options are permitted to purchase our common stock at a price which is eighty-five percent of the stock’s fair market value on either the first or last day of the offering period, whichever price is lower. The options are then automatically exercised on the last business day of the offering periods, which end in June and December. The participants purchase the shares through payroll deductions.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9. Stock-Based Compensation (Continued)

The assumptions used to value the ESPP options under the lattice-based binomial model for the year ended December 31, 2006 are as follows:

Year ended
December 31, 2006
Valuation Model	Binomial Lattice
Expected volatility range	32-40%
Weighted-average expected volatility	36.3%
Expected term	6 months
Risk-free interest rate	4.4-5.0%
Weighted-average grant-date fair value	$11.84

Total stock-based compensation expense recognized for ESPP options was $0.8 million for the year ended December 31, 2006.

Long Term Incentive Plan

In July 2005, the Company adopted the LTIP, which provides equity incentives to senior management that include not only stock options or similar grants, but also a performance share program that measures performance on a multi-year basis. The performance period under the LTIP began on July 1, 2005 and ends on December 31, 2007. Awards under the LTIP are made under the 2004 Plan or any successor plan. It is expected that each participant will receive an annual grant of stock options under the 2004 Plan, pursuant to its terms. Performance shares in the form of common stock are earned by the participants based upon specified objective performance goals during the performance period of the LTIP. The number of shares issuable could change if we add or subtract executives to or from the plan. The compensation committee also has the discretion to make cash payments in lieu of performance shares. Any subsequent long-term incentive plans established during the performance period for inclusion of new participants are combined for reporting purposes with the LTIP.

The target number of performance shares potentially issuable under the LTIP is expected to be 250,912, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. Included in the target performance shares are 21,382 shares for two new executives added to the plan effective April 1, 2006. The performance period for these new participants began on April 1, 2006 and ends on December 31, 2007. The number of target shares was reduced in 2006 by 25,964 shares due to the departure of two participants. The previously recorded stock compensation expense related to these participants were reversed in 2006.

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

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9. Stock-Based Compensation (Continued)

For the year ended December 31, 2006, the Company recorded stock-based compensation expense related to the LTIP of $2.7 million ($1.8 million net of tax), or $0.06 per diluted share.

Restricted Stock Awards/Deferred Stock Awards

Awards of restricted stock and deferred stock are generally made to the non-employee directors of the Company and are measured on the date of grant. These time-based awards vest over three to five years, or sooner in the event of a qualified retirement, and are forfeitable under certain conditions.

A summary of the Company’s awards of performance shares, restricted stock, and deferred stock as of and for the year ended December 31, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
	No. of Shares(1)	Value
Nonvested balance at December 31, 2005	506,848	$55.94
Granted	63,051	48.88
Vested	(2,186)	49.98
Forfeited	(30,546)	56.32
Nonvested balance at December 31, 2006	537,167	$55.12

(1)          Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The total fair value of restricted stock and deferred stock vested during the year ended December 31, 2006 was immaterial. Based on our latest estimates, there was $2.9 million ($1.6 million net of tax) of total unrecognized compensation cost for nonvested shares, as of December 31, 2006, that is expected to be recognized over a weighted average period of 1.5 years.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10. Income Taxes

Total income taxes for the years ended December 31, 2006, 2005 and 2004 are as follow (in thousands):

	2006	2005	2004
Current:
Federal	$55,113	$48,391	$34,332
State	8,920	5,090	3,625
Total current tax provision	64,033	53,481	37,957
Deferred:
Federal	(21,941)	(5,223)	793
State	(1,561)	(253)	123
Total deferred tax provision	(23,502)	(5,476)	916
Total income taxes	$40,531	$48,005	$38,873

The charge in lieu of taxes attributable to tax benefit from employee stock options for 2006, 2005 and 2004 are $3.5 million, $7.6 million and $9.8 million, respectively.

Actual income taxes for 2006, 2005 and 2004 differ from the statutory tax rate of 35% as applied to income before income taxes as follows (in thousands):

	2006	2005	2004
Expected income tax expense	$14,334	$43,641	$35,804
State income taxes, net of federal tax benefit	4,396	3,317	2,436
Goodwill impairment	19,879	—	—
Stock options	2,006	—	—
Change in valuation allowance	(1,145)	(52)	—
Meals & entertainment and non deductible items	549	1,508	402
Other	512	(409)	231
Actual income tax expense	$40,531	$48,005	$38,873

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	2006	2005
Deferred tax assets:
State net operating loss carryforward	$38	$41
Accrued liabilities	9,850	7,893
Merchandise inventories	4,572	5,568
Intangibles	5,757	—
Stock options	2,435	—
Capital loss carryover	132	1,181
Total gross deferred tax assets	22,784	14,683
Deferred tax liabilities:
Depreciation	(4,667)	(13,551)
Intangibles	—	(4,820)
Other	(498)	(1,936)
Total gross deferred tax liabilities	(5,165)	(20,307)
Net deferred tax assets (liabilities) and net operating losses	17,619	(5,624)
Less valuation allowance	(45)	(1,191)
Net deferred tax assets (liabilities)	$17,574	$(6,815)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The valuation allowance for 2006 and 2005 consists of capital loss carryforwards and state net operating losses.

The Company accounts for the tax benefit resulting from the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid-in capital in the accompanying consolidated financial statements. The Company recorded $12.1 million, $7.6 million and $9.8 million of a benefit in 2006, 2005 and 2004, respectively. Of the $12.1 million recorded in 2006, $8.6 million is related to claims for refund for tax years 2003, 2004 and 2005 for deductions for disqualified dispositions of incentive stock options not previously claimed on federal and state tax returns.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

11. Legal

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (RICO) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, LLC to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys fees. Service relating to the complaint was made on January 12, 2006. In May of 2006, defendants filed their motions to dismiss all claims contained in the amended complaint and currently the motion is pending before the court. While we believe this lawsuit is without merit and intend to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of this lawsuit if it is not settled. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend this lawsuit could adversely impact our financial condition. Due to the uncertainty of the outcome and the inability to estimate the possible loss or range of losses, we have not accrued for any potential losses.

On December 6, 2006, a lawsuit named J. Kevin Snyder v. Guitar Center Stores, Inc. that is a putative class action was filed in Los Angeles Superior Court alleging violations of the Song-Beverly Credit Card Act, based upon Guitar Center’s allegedly unlawful point-of-sale credit card practices.

On January 11, 2007, a lawsuit named Michael Kuhl v. Guitar Center Stores, Inc. was filed by a Guitar Center sales associate as a putative class action in the United States District Court for the Northern District of Illinois. The lawsuit alleges violations of the Illinois Wage Payment and Collection Act and the Fair Labor Standards Act, based upon Guitar Center’s allegedly unlawful payroll deduction policies. The lawsuit has been brought on behalf of plaintiff and all former and current hourly employees in Illinois and nationwide.

We expect to defend these actions vigorously. However, these actions, regardless of the outcome, may result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. An unfavorable resolution of these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by us to defend them could adversely impact our financial condition. Due to the uncertainty of the outcome and the inability to estimate the possible loss or range of losses, we have not accrued for any potential losses.

In addition to the lawsuits described above, we are involved in various claims and legal actions arising in the ordinary course of our business and, while the results of those proceedings cannot be predicted with

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

11. Legal (Continued)

certainty, we believe that the final outcome of those matters will not have a material adverse effect on our business, financial condition and results of operations.

12. Subsequent Event

On February 9, 2007, the Company acquired substantially all of the assets of the Dennis Bamber, Inc. and its chapter 11 bankruptcy estate, d/b/a The Woodwind & The Brasswind, for approximately $29.9 million. Under the terms of the agreement, our Musician’s Friend subsidiary acquired substantially all of the assets of The Woodwind & The Brasswind, including its inventory of band and orchestra and combo instruments, non-governmental accounts receivable, fixed assets, personal property, trade names and other intangible assets. Musician’s Friend will also assume approximately $2.0 million of specifically identified accrued liabilities. The transaction was funded through the Company’s available cash and credit facility.

13. Quarterly Financial Data (unaudited)

	2006
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$470,747	$457,978	$472,732	$628,509	$2,029,966
Gross profit	$136,506	$131,357	$133,267	$192,873	$594,003
Net income (loss)	$15,707	$13,429	$11,321	$(40,033)	$424
Net income (loss) per diluted share	$0.55	$0.47	$0.38	$(1.36)	$0.01

	2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net sales	$396,386	$402,296	$421,061	$562,756	$1,782,499
Gross profit	$111,172	$115,340	$123,818	$170,072	$520,402
Net income	$15,884	$12,911	$14,409	$33,474	$76,678
Net income diluted per share	$0.56	$0.46	$0.51	$1.14	$2.67

Schedule II

GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	Balance at	Additions	Deductions	Balance
	beginning	charged to	from	at end
	of year	operations	allowance	of year
Allowance for doubtful accounts
December 31, 2006	$2,844	3,131	3,357	$2,618
December 31, 2005	$3,489	3,501	4,146	$2,844
December 31, 2004	$1,708	4,126	2,345	$3,489

II-1