Form 10-Q
period 2007-03-31
GUITAR CENTER INC
filed 2007-05-10
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 29,545,000 shares of our common stock, $.01 par value, outstanding.

GUITAR CENTER, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,879	$15,153
Accounts receivable, less allowance for doubtful accounts of $3,365 and $2,618, respectively	50,899	53,916
Merchandise inventories	609,356	578,082
Prepaid expenses and other current assets	17,138	16,178
Deferred income taxes	22,203	22,739
Total current assets	713,475	686,068
Property and equipment, net of accumulated depreciation and amortization of $163,869 and $153,033, respectively	212,329	201,986
Goodwill	20,067	18,507
Intangible assets, net	7,907	7,612
Other assets, net	13,460	13,305
Total assets	$967,238	$927,478
Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$18,467	$20,243
Accounts payable	113,042	93,717
Accrued expenses and other current liabilities	84,756	117,595
Merchandise advances	24,877	26,830
Borrowings under revolving line of credit	135,000	101,144
Total current liabilities	376,142	359,529
Other long-term liabilities	18,701	17,292
Deferred income taxes	4,671	5,165
Long-term debt	1,064	1,416
Total liabilities	400,578	383,402
Minority interest	1,209	1,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares, issued and outstanding 29,543 at March 31, 2007 and 29,469 at December 31, 2006	295	295
Additional paid-in capital	469,706	464,217
Retained earnings	95,450	78,225
Total stockholders’ equity	565,451	542,737
Total liabilities and stockholders’ equity	$967,238	$927,478

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$534,483	$470,747
Cost of goods sold, buying and occupancy	380,107	334,241
Gross profit	154,376	136,506
Selling, general and administrative expenses	124,037	109,114
Operating income	30,339	27,392
Interest expense, net of interest income of $225 and $75, respectively	1,793	1,852
Income before income taxes and minority interest	28,546	25,540
Income taxes	11,419	9,833
Minority interest in loss	(98)	—
Net income	$17,225	$15,707
Net income per share:
Basic	$0.58	$0.60
Diluted	$0.57	$0.55
Weighted average shares outstanding:
Basic	29,507	26,176
Diluted	30,165	29,863

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$17,225	$15,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,419	8,376
Amortization of deferred financing fees	23	261
Stock-based compensation	3,378	7,083
Deferred income taxes	42	(2,400)
Minority interest in loss	(98)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,717	9,429
Merchandise inventories	(4,767)	1,761
Prepaid expenses and other current assets	133	845
Other assets, net	(178)	(264)
Cash overdraft	(1,776)	880
Accounts payable	19,325	8,952
Accrued expenses and other current liabilities	(34,184)	(35,312)
Merchandise advances	(2,635)	(3,196)
Other long-term liabilities	1,409	732
Net cash provided by operating activities	15,033	12,854
Investing activities:
Purchase of property and equipment	(21,087)	(16,099)
Acquisition of businesses	(30,474)	(3,072)
Net cash used in investing activities	(51,561)	(19,171)
Financing activities:
Net change in borrowings under revolving line of credit	33,856	(2,217)
Proceeds from exercise of stock options	1,550	2,407
Excess tax benefit from exercise of stock options	232	1,530
Repayment of long-term debt	(352)	—
Other	(32)	—
Net cash provided by financing activities	35,254	1,720
Net decrease in cash and cash equivalents	(1,274)	(4,597)
Cash and cash equivalents at beginning of period	15,153	14,529
Cash and cash equivalents at end of period	$13,879	$9,932

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Non-cash investing and financing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	$2,700	$336
Merchandise inventories	26,507	1,884
Prepaid expenses and other current assets	1,093	—
Deferred income taxes	—	887
Property and equipment	191	—
Goodwill	1,560	1,284
Intangible assets	779	5
Total assets acquired	32,830	4,396
Accrued expenses and other current liabilities	(1,674)	(1,324)
Merchandise advances	(682)	—
Total liabilities assumed	(2,356)	(1,324)
Net assets acquired	$30,474	$3,072

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2007, our wholly owned retail subsidiary operated 210 Guitar Center stores across the United States consisting of 139 primary format stores, 68 secondary format stores and 3 tertiary format stores. In addition, as of March 31, 2007, our Music & Arts division operated 99 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, including www.musiciansfriend.com. www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, respectively, and its cash flows for the three months ended March 31, 2007 and 2006. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications

A reclassification has been made to the March 31, 2006 consolidated cash flows statement to separately report cash overdraft, which was previously included with accounts payable. This reclassification has no impact on the previously reported net cash provided by operating activities.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. As required, the Company adopted EITF 06-3 as of January 1, 2007 and the effect of the initial adoption of EITF 06-3 did not have any impact on its consolidated financial statements as we have historically presented sales excluding these taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and the Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

2.   Acquisition of Businesses

On February 9, 2007, our Musician’s Friend, Inc. subsidiary acquired substantially all of the assets of Dennis Bamber, Inc. and its chapter 11 bankruptcy estate, d/b/a The Woodwind & The Brasswind, for an aggregate purchase price of approximately $24.7 million, which includes $22.5 million in merchandise inventories and $2.7 million in accounts receivable. The purchase price is preliminary subject to final valuation of the related net assets and approval by the bankruptcy court. Any revisions to the purchase price may affect the amount of goodwill recorded, which is zero as of March 31, 2007, and the valuation of the related noncurrent assets. The acquisition included a variety of direct response catalogs and websites, including those under the brand names Woodwind & Brasswind and Music123. The Woodwind & Brasswind brand is targeted primarily to online and catalog purchases of band and orchestra instruments, while the Music123 brand name is targeted primarily to online purchases of guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment. The acquired business operates as a division of our Musician’s Friend subsidiary, through an office, retail outlet and warehouse facility and a distribution center facility, both located in South Bend, Indiana.

In the first quarter of 2007, our retail subsidiary acquired the Victor’s House of Music retail location in Paramus, New Jersey and its related net assets for an aggregate purchase price of approximately $5.9 million. Net assets for the retail band and orchestra and rental business were allocated to the Music & Arts division, with the remaining net assets and goodwill of $1.6 million allocated to the Guitar Center Retail division.

The aggregate purchase price for the acquisitions in the three months ended March 31, 2007 (including purchase price adjustments of $0.1 million) totaled approximately $30.5 million, which was principally allocated to merchandise inventories of $26.5 million, accounts receivable of $2.7 million and goodwill of $1.6 million.

The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of the acquisitions were not material to the current period consolidated financial statements and, as such, pro forma financial information is not presented for these acquisitions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

3.   Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired resulting from business acquisitions accounted for under the purchase method. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2007 were as follows (in thousands):

	Guitar	Musician’s
	Center	Friend	Total
Balance at December 31, 2006	$15,066	$3,441	$18,507
Goodwill resulting from acquisitions	1,560	—	1,560
Balance at March 31, 2007	$16,626	$3,441	$20,067

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of March 31, 2007 and December 31, 2006 (dollars in thousands, life in years):

		March 31, 2007
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,325	$—	$5,325
Amortized
Customer contracts	1.4	1,188	(547)	641
Covenants not to compete	3.9	3,430	(1,580)	1,850
Other	2.6	851	(760)	91
Intangible assets, net		$10,794	$(2,887)	$7,907

		December 31, 2006
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$5,367	$—	$5,367
Amortized
Customer contracts	1.4	847	(379)	468
Covenants not to compete	3.5	2,950	(1,350)	1,600
Other	2.6	851	(674)	177
Intangible assets, net		$10,015	$(2,403)	$7,612

Amortization of intangible assets is included in selling, general and administrative expenses. Amortization expense for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.9 million, respectively. The estimated amortization expense related to intangible assets for each of the five years as of March 31, 2007 is as follows (in thousands):

Year ending December 31,
Remainder of 2007	$1,089
2008	780
2009	372
2010	204
2011	127
2012	10
Total	$2,582

4.   Net Income Per Share

The following table summarizes the calculation of diluted weighted average shares and diluted net income per share for the periods presented below (in thousands, except per share data):

	Three months ended March 31
	2007	2006
Net income, as reported	$17,225	$15,707
Add back interest, net of tax, on 4% Senior Convertible Notes (a)	—	782
Net income, excluding interest expense on 4% Senior Convertible Notes	$17,225	$16,489
Basic weighted average shares outstanding	29,507	26,176
Dilutive effect of stock options outstanding	658	795
Shares issuable on assumed conversion of 4% Senior Convertible Notes (b)	—	2,892
Diluted weighted average shares outstanding	30,165	29,863
Basic net income per share	$0.58	$0.60
Diluted net income per share	$0.57	$0.55

(a)           Represents the interest expense for the period the 4% Senior Convertible Notes (the “Notes”) were outstanding, including contingent interest and amortization of deferred financing costs, net of tax, using an effective tax rate of 38.5% for the three months ended March 31, 2006. The Notes were called for redemption by the Company on June 15, 2006 and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date.

(b)          Represents the weighted-average number of common shares issuable upon the conversion of the Notes, up to the date of actual conversion.

For the three months ended March 31, 2007, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options. For the three months ended March 31, 2006, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and conversion of the Notes up to the date of actual conversion.

For the three months ended March  31, 2007 and 2006, options to acquire weighted-average shares of 1,237,230 and 533,400, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive. Performance shares granted under the long-term incentive plan are excluded from the computations of basic and diluted net income per share until the necessary conditions of the plan have been satisfied.

5.   Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts stores and Musician’s Friend direct response. Management evaluates segment performance based primarily on net sales, operating income (loss) and income (loss) before income taxes and minority interest. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

The following table summarizes financial information for our operating segments as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007
	Guitar	Music &	Musician’s
	Center	Arts	Friend	Total
Net Sales	$378,535	$39,589	$116,359	$534,483
Gross Profit	102,583	16,979	34,814	154,376
Depreciation and amortization	8,656	1,318	1,445	11,419
Selling, general and administrative expenses	79,610	17,142	27,285	124,037
Operating income (loss)	22,973	(163)	7,529	30,339
Income (loss) before income taxes (benefit) and minority interest	24,677	(4,176)	8,045	28,546
Capital expenditures	17,106	1,433	2,548	21,087

	Three Months Ended March 31, 2006
	Guitar	Music &	Musician’s
	Center	Arts	Friend	Total
Net Sales	$339,291	$33,185	$98,271	$470,747
Gross Profit	92,383	15,423	28,700	136,506
Depreciation and amortization	6,351	1,306	719	8,376
Selling, general and administrative expenses	71,634	14,973	22,507	109,114
Operating income	20,749	450	6,193	27,392
Income (loss) before income taxes (benefit)	21,139	(2,302)	6,703	25,540
Capital expenditures	13,690	924	1,485	16,099
Total assets at March 31, 2007	688,469	160,441	118,328	$967,238
Total assets at December 31, 2006	682,344	158,503	86,631	$927,478

6.   Stock-Based Compensation

Stock-based compensation expense for all stock award plans included in our consolidated statements of income was as follows:

	Three Months Ended March 31,
	2007	2006
Stock options	$2,544	$3,537
Long-term incentive plan (LTIP)	456	3,309
Employee stock purchase plan (ESPP)	214	193
Restricted and deferred stock	164	44
Total stock-based compensation expense	$3,378	$7,083

In the three months ended March 31, 2007, options to purchase 19,700 shares of common stock were granted with an exercise price of $47.13 per share and grant-date fair value of $16.64 per share. For the three months ended March 31, 2006, options to purchase 15,000 shares of common stock were granted with an exercise price of $54.72 per share and grant-date fair value of $19.80 per share. The options were issued with an exercise price equal to fair market value on the date of grant and vest over four years.

The assumptions used to value option grants under the lattice-based binomial model for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Expected volatility range	30-48%	35-50%
Weighted-average expected volatility	39.2%	42.4%
Expected term (in years)	4.46	4.75
Risk-free interest rate	4.7%	4.4-4.8%
Expected dividends	—	—
Suboptimal exercise term (multiple of exercise price)	1.5	2.0

The assumptions used to value the ESPP options under the lattice-based binomial model for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Expected volatility range	29-32%	32-40%
Weighted-average expected volatility	30.3%	36.0%
Expected term	6 months	6 months
Risk-free interest rate	4.9%	4.0%
Weighted-average grant-date fair value	$10.79	$12.88

As of March 31, 2007, the target number of performance shares potentially issuable under the LTIP is 240,221, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. Stock-based compensation expense related to the LTIP is estimated based on forecasted performance during the performance period compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. The fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

7.   Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we had $1.8 million of unrecognized tax benefits. It is reasonably possible that our recognized tax benefit could change; however, we do not expect any such change to be material.

Guitar Center, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local income tax matters have been concluded through 2001 or 2002, depending on the statute of limitations for a given jurisdiction. Federal income tax returns for 2003 through 2005 are currently under examination.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007 and March 31, 2007, we had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions.

A noncurrent receivable is included in other assets, net in the amount of $9.3 million for income tax refunds and associated interest income related to claims for refund for tax years 2003, 2004, and 2005 for deductions for disqualified dispositions of incentive stock options not previously claimed on federal and state tax returns.

8.   Legal Proceedings

On November 29, 2005, a case was filed against us and other defendants, including our Chief Executive Officer, in the United States District Court for the Southern District of Florida. The complaint asserts, among other things, violations of the Federal Racketeering Influenced and Corrupt Organization Act (“RICO”) and a corresponding Florida statute, Sections 1 and 2 of the Sherman Antitrust Act, Section 2 of the Clayton Act (as amended by the Robinson-Patman Act), the Antidumping Act of 1916, the Florida Antitrust Act of 1980, and the Florida Deceptive and Unfair Trade Practices Act, as well as tortious interference with business relationship under Florida law and civil conspiracy under Florida law by some or all of the identified defendants in connection with the claimed inability of Ace Pro Sound and Recording, LLC to obtain vendor lines for its store. The complaint purports to be made as a class action on behalf of all current and former retail sellers of musical instruments and/or sound equipment and/or recording equipment with stores located in geographical regions in the United States wherein some or all of the defendants have carried on business, and seeks compensatory damages, treble damages, punitive damages, injunctive relief and attorneys fees. On April 1, 2007, the court entered its order on defendants’ motions to dismiss. The court dismissed plaintiff’s RICO claims against Mr. Albertson and further granted a motion to strike a claim for consequential damages brought under the Florida Deceptive and Unfair Trade Practices Act. The court denied all other motions to dismiss. An answer to the complaint is due in May 2007.

On December 6, 2006, a lawsuit named J. Kevin Snyder v. Guitar Center Stores, Inc. that is a putative class action was filed in Los Angeles Superior Court alleging violations of the Song-Beverly Credit Card Act, based upon Guitar Center’s allegedly unlawful point-of-sale credit card practices. Discovery has commenced in this matter.

On January 11, 2007, a lawsuit named Michael Kuhl v. Guitar Center Stores, Inc. was filed by a Guitar Center sales associate as a putative class action in the United States District Court for the Northern District of Illinois. The lawsuit alleges violations of the Illinois Wage Payment and Collection Act and the Fair Labor Standards Act, based upon Guitar Center’s allegedly unlawful payroll deduction policies. The lawsuit has been brought on behalf of plaintiff and all former and current hourly employees in Illinois and nationwide. A motion to dismiss was filed on the Company’s behalf on March 26, 2007.

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

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2007, our wholly owned retail subsidiary operated 210 Guitar Center stores across the United States consisting of 139 primary format stores, 68 secondary format stores and 3 tertiary format stores. In addition, as of March 31, 2007, our Music & Arts division operated 99 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, including www.musiciansfriend.com. www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

We acquired the www.wwbw.com and www.music123.com websites on February 9, 2007 when Musician’s Friend, Inc. acquired substantially all of the assets of Dennis Bamber, Inc. and its chapter 11 bankruptcy estate, d/b/a The Woodwind and The Brasswind. We refer to this business as “Woodwind & Brasswind.”

During the first quarter, we opened a total of 11 Guitar Center stores, including 4 primary format stores in Avondale, Arizona, Florence, Kentucky, Maple Grove, Minnesota, and Oakdale, Minnesota and 7 secondary format stores in Amarillo, Texas, Cedar Rapids, Iowa, Johnson City, New York, Lancaster, Pennsylvania, Scranton, Pennsylvania, Springfield, Missouri and Visalia, California. In addition, we added a primary format store in Paramus, New Jersey with our acquisition of Victor’s House of Music. The new stores added 163,000 square feet of retail space and increased the retail space for Guitar Center stores to a total of 3.1 million square feet at the end of the first quarter of 2007.

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

Executive Summary

Consolidated net sales for the quarter ended March 31, 2007 increased 13.5%, or $63.7 million, to $534.5 million compared to $470.7 million in the first quarter of 2006. Consolidated net income for the quarter increased 9.7% to $17.2 million compared to $15.7 million in the first quarter of 2006. Net income per diluted share increased to $0.57 from $0.55 in the first quarter of 2006.

For the first quarter of 2007, our Guitar Center stores generated 0.7% comparable store sales growth and an increase of 11.6% in total net sales compared to the first quarter of 2006. Sales from new stores totaled $37.0 million and represented 94.4% of the overall increase in net sales. We opened 12 new Guitar Center stores in the quarter, including one store with the acquisition of Victor’s House of Music. We continue to face a challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

Musician’s Friend, our direct response unit, generated an increase in net sales for the first quarter of 18.4% to $116.4 million compared to $98.3 million in the first quarter of 2006. The acquired Woodwind & Brasswind business contributed $9.2 million in net sales for the quarter, representing 51% of the overall growth in net sales. Gross profit margin increased by 0.7% of net sales compared to the first quarter of 2006, reflecting a higher selling margin.

For the three months ended March 31, 2007, net sales for our Music & Arts division increased 19.3% to $39.6 million from $33.2 million for the same period in 2006. The increase was generated primarily from businesses acquired in 2006. Comparable sales for the first quarter increased 2.6%. Gross profit margin declined by 3.6% of net sales compared to the first quarter of 2006. The decrease was primarily the result of lower selling margin due to a shift in product mix to instrument sales relative to rental revenue and increased occupancy costs. Selling, general and administrative expenses (“SG&A”) were reduced to 43.3% of net sales compared to 45.1% in the first quarter of 2006, primarily reflecting reduced intangibles amortization and lower expense under the long-term incentive plan (the “LTIP”).

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

Valuation of Inventory

We value our merchandise inventory at the lower of cost, using the weighted-average method, or market. Rental inventories are valued at the lower of cost or market using the specific identification method and are depreciated on a straight-line basis while out under a rental agreement. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products, and management initiatives. Based on this evaluation, we have recorded impairment adjustments to inventory and to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers’ shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misinterpretation or misunderstanding of these conditions and uncertainties in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory valuation changes as of any given balance sheet date.

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

Our assessment regarding the existence of impairment factors is based on market conditions and the operational performance of our business. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates by management.

Sales Returns

As part of our “satisfaction guaranteed” policy, Guitar Center customers are allowed to return product generally within 30 days after the date of purchase, and Musician’s Friend customers are allowed to return product within 45 days. Music & Arts customers have 30 business days from the date of purchase to return product. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from our estimates, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when the advertising expense eligible for the credit is incurred. We recognized cooperative advertising allowances of $2.1 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserve against rebates receivable is determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $11.4 million and $9.4 million for the three months ended March 31, 2007 and 2006, respectively. We earned and recognized vendor rebates of $10.7 million and

$9.2 million for the three months ended March 31, 2007 and 2006, respectively. None of these credits are recorded as revenue.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment  (“SFAS No. 123(R)”) to account for our stock-based compensation plans. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program (ESPP), performance share awards, restricted stock awards and deferred stock awards.

Under SFAS No. 123(R), we determine the fair value of stock options, including options granted under ESPP, using a lattice-based binomial model. Assumptions used in the model were developed in consultation with an outside valuation specialist. The model requires the input of several assumptions including expected volatility, dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior. Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants. These assumptions reflect management’s best estimates, but they involve inherent uncertainties based on market conditions, generally outside of our control. As a result, if other assumptions were used, total stock-based compensation cost, as determined in accordance with SFAS No. 123(R) could have been materially impacted. Furthermore, if different assumptions are used for future grants, stock-based compensation could be materially impacted in future periods.

Also, under SFAS No. 123(R), stock-based compensation expense is recorded net of estimated forfeitures. The forfeiture rate assumption used in determining stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Stock-based compensation expense related to performance share awards issued under the LTIP is estimated based on our forecasted performance compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. Under SFAS No. 123(R), the fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

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

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Three months ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	28.9	29.0
Selling, general and administrative expenses	23.2	23.2
Operating income	5.7	5.8
Interest expense, net	0.3	0.4
Income before income taxes and minority interest	5.4	5.4
Income taxes	2.1	2.1
Minority interest in loss	0.0	0.0
Net income	3.2%	3.3%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Consolidated net sales for the three months ended March 31, 2007 increased 13.5% to $534.5 million compared to $470.7 million for the same period in 2006.

Net sales from Guitar Center stores for the three months ended March 31, 2007 totaled $378.5 million, an 11.6% increase from $339.3 million for the same period in 2006. Sales from new stores were $37.0 million and represented 94.4% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales for the first quarter increased 0.7%. Comparable store sales achieved this level despite experiencing a challenging retail environment throughout the quarter. Comparable store sales is defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales is a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. We continue to face a challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

Net sales from the Music & Arts segment for the three months ended March 31, 2007 increased 19.3% to $39.6 million from $33.2 million for the same period in 2006. Sales from new locations, primarily acquired businesses and new affiliates, represented 87% of the total increase in Music & Arts sales for the quarter. Comparable sales increased 2.6% in the first quarter of 2007. Sales growth was better than expected primarily as a result of strong instrument sales.

Net sales from the Musician’s Friend segment totaled $116.4 million for the three months ended March 31, 2007, an increase of $18.1 million, or 18.4%, from the same period in 2006. The acquired Woodwind & Brasswind business contributed $9.2 million in net sales for the quarter, representing 51% of the overall growth in net sales. First quarter sales results also reflected sales generated from our e-commerce site at www.guitarcenter.com of $8.3 million, which was launched in June 2006. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross margin for the foreseeable future.

Consolidated gross profit for the three months ended March 31, 2007 compared to 2006 increased 13.1% to $154.4 million from $136.5 million. Gross profit as a percentage of net sales for the three months ended March 31, 2007 declined slightly to 28.9% from 29.0% in the same period in 2006. As discussed below, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for Guitar Center stores was 27.1% in the first quarter of 2007 compared with 27.2% in the first quarter of 2006. The decrease in gross margin was primarily due to higher occupancy costs of 0.7% partially offset by higher selling margin of 0.6%. The higher occupancy costs were primarily due to higher store rent and higher depreciation and amortization expense. Higher margins were realized in the current quarter on accessories, keyboards and pro audio and recording.

Gross profit for the Music & Arts segment was 42.9% for the three months ended March 31, 2007 compared to 46.5% for the same period in 2006. The decline in gross margin was primarily due to reduced selling margin of 2.1% and  higher occupancy costs of 1.6%. The reduced selling margin was primarily due to a change in product mix consisting of a higher proportion of instrument sales and a lower proportion of rental revenues. Higher occupancy costs were primarily due to higher depreciation and amortization expense and higher store rent expense.

Gross profit for the Musician’s Friend segment was 29.9% for the three months ended March 31, 2007 compared to 29.2% in the first quarter of 2006. The increased gross margin was primarily due to higher selling margin of 1.4% partially offset by increased shrink expense of 0.3% and reduced shipping and handling revenue of 0.2%. The increase in shrink expense is due to inventory losses resulting from the operation of multiple warehouse locations until the new distribution center is opened later this year.

Consolidated SG&A expenses for the three months ended March 31, 2007 increased 13.7% to $124.0 million from $109.1 million for the same period in 2006. As a percentage of net sales, SG&A expenses were 23.2% for both the first quarter of 2007 and the first quarter 2006. Higher advertising costs and increased overhead expenses impacted by new and expanded facilities were largely offset by reduced stock-based compensation expense under the LTIP and a $1.4 million charge in the prior year quarter related to the retirement of our former Chief Financial Officer.

Stock-based compensation expense for all stock award plans included in our consolidated statements of income was as follows:

	Three months ended March 31,
	2007			2006
	Pre-tax	After tax	Per diluted share	Pre-tax	After tax	Per diluted share
Stock options	$2,544	$1,529	$0.05	$3,537	$2,175	$0.07
Long-term incentive plan (LTIP)	456	274	0.01	3,309	2,035	0.07
Employee stock purchase plan (ESPP)	214	129	—	193	119	—
Restricted and deferred stock	164	99	—	44	27	—
Total stock-based compensation expense	$3,378	$2,031	$0.07	$7,083	$4,356	$0.15

SG&A expenses for the Guitar Center segment in the first quarter of 2007 were 21.0% as a percentage of net sales compared to 21.1% in the first quarter of 2006. The slight decrease in expenses included lower stock-based compensation expense under the LTIP of 0.4% and severance and stock-based compensation expense in the prior year quarter related to the retirement of our former Chief Financial Officer of 0.3%, partially offset by increased advertising expense of 0.7%. The higher advertising costs resulted primarily from increased promotional and marketing efforts.

SG&A expenses for the Music & Arts segment were 43.3% of net sales in the first quarter of 2007 compared to 45.1% in the first quarter of 2006. The decrease primarily consisted of lower intangibles amortization expense of 1.5% and lower stock-based compensation expense under the LTIP of 1.2% partially offset by higher credit card processing expense of 0.7%. The reduced intangible amortization expense was primarily due to the completion of amortization for certain intangibles acquired from Music & Arts Center, Inc.

SG&A expenses for the Musician’s Friend segment were 23.4% of sales in the first quarter of 2007 compared to 22.9% in the first quarter of 2006, primarily reflecting overhead costs of 0.3% resulting from our acquisition of Woodwind & Brasswind in February 2007. Also, higher expenses resulted from salary costs of 0.7%, consulting projects of 0.6%, depreciation and amortization of 0.5%, and building rent of 0.4% primarily related to the new distribution center to be opened in the third quarter of 2007. Reductions in expense resulted from stock-based compensation for stock options and LTIP of 1.4% and improved leveraging of advertising costs of 0.5%. Our advertising spending continues to reflect an increased emphasis on web-based marketing and reductions in catalog circulation.

Consolidated operating income increased 10.8% to $30.3 million for the three months ended March 31, 2007 from $27.4 million in the comparable 2006 period. As a percentage of net sales, consolidated operating income declined in the first quarter of 2007 to 5.7% from 5.8% in the first quarter of 2006.

Interest expense, net for the three months ended March 31, 2007 decreased to $1.8 million from $1.9 million in the first quarter of 2006. The slight decrease was due to the conversion of the 4% senior notes to common stock in July 2006 offset by higher borrowings under the revolving credit facility used primarily to fund working capital requirements and business acquisitions.

For the three months ended March 31, 2007, income tax expense was $11.4 million compared to $9.8 million for the same period in 2006. The effective tax rate in the first quarter increased to 40.0% compared to 38.5% in the prior year quarter. The rate was impacted by the treatment of incentive stock options under SFAS 123(R) that were granted in prior years. The effective tax rate is subject to ongoing review and evaluation and may fluctuate in future quarters.

Consolidated net income for the three months ended March 31, 2007 increased 9.7% to $17.2 million, compared to $15.7 million in the same period in 2006 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2006 for a discussion of factors which could reasonably likely result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of March 31, 2007, we had $135.0 million in borrowings outstanding under our credit facility and had available borrowings of $68.8 million (net of $6.2 million of outstanding letters of credit).

We have maximum borrowings available under our credit facility of $200 million, subject to borrowing base limitations. The credit agreement allows for the increase of the maximum borrowings to $250 million at the option of the Company. As of December 31, 2006, we had elected to increase the maximum borrowings to $210 million. The maturity date of the facility is December 2011. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate plus applicable prime margin, or London Interbank Offered Rate or LIBOR, plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed as exhibits to our periodic reports with the Securities and Exchange Commission (“SEC”). Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency.

During 2002 we entered into master operating lease agreements with US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. In August 2006, we entered into a master operating lease agreement to lease equipment totaling approximately $13 million to support the operations of the distribution center for our Musician’s Friend subsidiary.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, and Note 7 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. For the remainder of fiscal 2007, we anticipate our capital expenditures will be between $52 million and $58 million.

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $12.9 million for the same period in 2006. The primary use of cash during the three months ended March 31, 2007 was a decrease in accrued expenses and other current liabilities of $34.2 million. The reduction of accrued expenses and other current liabilities was primarily due to payments of income taxes and sales taxes. The primary sources of cash were generated from the current period earnings and an increase in accounts payable of $19.3 million due mostly to higher business volumes and timing of vendor payments.

Cash used in investing activities was $51.6 million for the three months ended March 31, 2007 compared to $19.2 million for the same period in 2006. The cash used in investing activities for the three months ended March 31, 2007 included $30.5 million related to acquisitions of businesses and $21.1 million of capital expenditures, comprised primarily of $10.7 million on new stores and remodels, $4.5 million on computer software and equipment purchases and $2.4 million on the expansion of our distribution facilities.

Cash provided by financing activities totaled $35.3 million for the three months ended March 31, 2007 compared to $1.7 million in the same period in 2006. The cash provided by financing activities in the three months ended March 31, 2007 was due to increased borrowings under the revolving line of credit to support business acquisitions, capital expenditures and working capital requirements. In addition, proceeds from the exercise of stock options provided $1.8 million (including $0.2 million in excess tax benefits that are reflected in cash flows from financing activities).

We believe that our current operating cash flow, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity we believe are available to us will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings.

Our known capital resource and liquidity requirements for 2007 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. In addition, the moderation of our growth plans in 2007 by reduced Guitar Center retail store openings and fewer Music & Arts acquisitions will provide us opportunity to generate incremental cash flows. We are continuing to evaluate the best use of those cash flows, including possible changes in our capital structure.

Depending upon market conditions, we may also elect to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations or changes in our capital structure. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

We intend to open additional stores in new and existing markets. Each new primary format Guitar Center store typically has required approximately $1.1 million to $1.2 million in gross inventory. Historically, our cost of capital improvements for a primary format Guitar Center store has been approximately $1.2 million consisting of leasehold improvements, fixtures and equipment. We incur higher costs in some geographic areas, particularly the Northeast, and when we build a larger flagship store. We have developed secondary format Guitar Center stores to build in sites that we do not believe will support our primary format units. Our secondary format stores have typically required approximately $0.9 million to $1.0 million in gross inventory and approximately $0.9 million in capital improvements. Our tertiary format stores have required approximately $0.5 million in gross inventory and approximately $0.6 million in capital improvements. These capital expenditures reflect the increasing construction costs that we have been experiencing. We expect these increases to continue for the foreseeable future and these costs may increase above our expectations.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. See Note 7 to the Consolidated Financial Statements in this report.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. As required, the Company adopted EITF 06-3 as of January 1, 2007 and the effect of the initial adoption of EITF 06-3 did not have any impact on its consolidated financial statements as we have historically presented sales excluding these taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and the Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Seasonality

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter. In addition, band rental season for our Music & Arts starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Inflation

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, we have been experiencing rising steel, lumber, concrete, labor, fuel and freight costs related to opening, remodeling, operating and relocating our stores, expanding our distribution centers and operating our business.

Forward-Looking Statements; Business Risks

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business, the integration of acquisitions and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management’s current views regarding the dates new facilities and systems will become operational. Statements regarding the dates new facilities and systems will become operational are dependent upon third parties and events beyond our control, such as the availability of third party consulting resources, construction delays, technology development delays and other events. Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, our ability to integrate and profitably operate acquired businesses, including Woodwind & Brasswind, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets. In addition, during the recent past, we have experienced greater fluctuations in weekly and monthly operating results than has been our historic experience and this volatility has, and is likely to continue to, reduce the reliability of our future projections.

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility which has a variable rate of interest generally consisting of stated premiums above prime and LIBOR. At March 31, 2007, we had $135.0 million in outstanding borrowings under our credit facility. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings of $1.4 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

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

Part II.                      OTHER INFORMATION

Item 1.                        Legal Proceedings

For information on legal proceedings, see Note 8 of Notes to Consolidated Financial Statements “Legal Proceedings”, which is incorporated by reference in response to this Item 1.

Item 1A.                Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2006. The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

We may be adversely impacted if our security measures fail; we will need to comply with credit card security regulations.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. We primarily rely on security and authentication technology that we license from other parties. With this technology, we perform real-time credit card authorization and verification with our bank and we are subject to the customer privacy standards of credit card companies. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect our customers’ personal information. If there is a compromise or breach of this nature, there is the potential that parties could seek damages from us, and a compromise or breach could lead to loss of confidence of customers or significant fines from credit card companies or regulatory agencies. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. There is no assurance that we can prevent security breaches or systems failures.

We will need to become compliant with the Payment Card Industry requirements for security and protection of customer credit card information. As a merchant who processes credit card payments from customers, we are required to comply with the Payment Card Industry requirements imposed on us for the protection and security of our customers’ credit card information. If we are unable to successfully comply with these requirements on a timely basis, currently expected to be on or about the end of 2007, our business could be harmed because we could incur significant fines from credit card companies or we could be prevented in the future from accepting customer payments by means of a credit card. In addition, we may need to expend significant management and financial resources in becoming compliant with these requirements, which could divert these resources from other initiatives and adversely impact our financial results.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2007.

GUITAR CENTER, INC.
/s/ ERICK MASON
Erick Mason, Executive Vice President and Chief Financial Officer