Form 10-Q
period 2007-06-30
GUITAR CENTER INC
filed 2007-08-09
CIK 1021113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☒

As of August 2, 2007, there were 29,622,000 shares of our common stock, $.01 par value, outstanding.

GUITAR CENTER, INC. AND SUBSIDIARIES
INDEX

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,624	$15,153
Accounts receivable, less allowance for doubtful accounts of $3,213 and $2,618, respectively	44,920	53,916
Merchandise inventories	627,084	578,082
Prepaid expenses and other current assets	20,909	16,178
Deferred income taxes	26,974	22,739
Total current assets	733,511	686,068
Property and equipment, net of accumulated depreciation and amortization of $172,949 and $153,033, respectively	219,998	201,986
Goodwill	20,330	18,507
Intangible assets, net	8,179	7,612
Other assets, net	13,525	13,305
Total assets	$995,543	$927,478
Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$22,267	$20,243
Accounts payable	100,850	93,717
Accrued expenses and other current liabilities	71,432	117,595
Merchandise advances	23,329	26,830
Borrowings under revolving line of credit	169,611	101,144
Total current liabilities	387,489	359,529
Other long-term liabilities	19,753	17,292
Deferred income taxes	5,195	5,165
Long-term debt	887	1,416
Total liabilities	413,324	383,402
Minority interest	1,077	1,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares, issued and outstanding 29,614 at June 30, 2007 and 29,469 at December 31, 2006	296	295
Additional paid-in capital	475,841	464,217
Retained earnings	105,005	78,225
Total stockholders’ equity	581,142	542,737
Total liabilities and stockholders’ equity	$995,543	$927,478

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,
	2007	2006
Net sales	$518,902	$457,978
Cost of goods sold, buying and occupancy	372,254	326,621
Gross profit	146,648	131,357
Selling, general and administrative expenses	128,345	107,984
Operating income	18,303	23,373
Interest expense, net of interest income of $242 and $73, respectively	2,375	2,374
Income before income taxes and minority interest	15,928	20,999
Income taxes	6,505	7,570
Minority interest in loss	(132)	—
Net income	$9,555	$13,429
Net income per share:
Basic	$0.32	$0.51
Diluted	$0.32	$0.47
Weighted average shares outstanding:
Basic	29,557	26,278
Diluted	30,276	30,012

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six months ended June 30,
	2007	2006
Net sales	$1,053,385	$928,725
Cost of goods sold, buying and occupancy	752,361	660,862
Gross profit	301,024	267,863
Selling, general and administrative expenses	252,382	217,098
Operating income	48,642	50,765
Interest expense, net of interest income of $467 and $148, respectively	4,168	4,226
Income before income taxes and minority interest	44,474	46,539
Income taxes	17,924	17,403
Minority interest in loss	(230)	—
Net income	$26,780	$29,136
Net income per share:
Basic	$0.91	$1.11
Diluted	$0.89	$1.03
Weighted average shares outstanding:
Basic	29,532	26,227
Diluted	30,223	29,849

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income	$26,780	$29,136
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,799	17,192
Amortization of deferred financing fees	47	485
Stock-based compensation	6,938	11,908
Deferred income taxes	(4,205)	(7,150)
Minority interest in loss	(230)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,696	6,393
Merchandise inventories	(22,495)	(40,769)
Prepaid expenses and other current assets	(3,638)	(2,254)
Other assets, net	(267)	(279)
Cash overdraft	2,024	860
Accounts payable	7,133	19,025
Accrued expenses and other current liabilities	(47,385)	(43,106)
Merchandise advances	(4,201)	(4,977)
Other long-term liabilities	2,461	2,438
Net cash used in operating activities	(2,543)	(11,098)
Investing activities:
Purchase of property and equipment	(39,047)	(38,046)
Acquisition of intangible assets	(33)	—
Acquisition of businesses	(32,056)	(17,396)
Net cash used in investing activities	(71,136)	(55,442)
Financing activities:
Net change in borrowings under revolving line of credit	68,467	55,283
Proceeds from exercise of stock options	2,546	4,741
Proceeds from stock issued under employee purchase plan	1,331	1,220
Excess tax benefit from exercise of stock options	367	1,693
Repayment of long-term debt	(529)	—
Other	(32)	—
Net cash provided by financing activities	72,150	62,937
Net decrease in cash and cash equivalents	(1,529)	(3,603)
Cash and cash equivalents at beginning of period	15,153	14,529
Cash and cash equivalents at end of period	$13,624	$10,926

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Non-cash investing and financing activities:
Acquisition of businesses, in which the fair value of assets and liabilities were as follows:
Accounts receivable	$2,700	$488
Merchandise inventories	26,507	6,633
Prepaid expenses and other current assets	1,093	—
Deferred income taxes	—	887
Property and equipment	841	191
Goodwill	1,823	9,772
Intangible assets	1,457	845
Total assets acquired	34,421	18,816
Accrued expenses and other current liabilities	(1,665)	(1,371)
Merchandise advances	(700)	(49)
Total liabilities assumed	(2,365)	(1,420)
Net assets acquired	$32,056	$17,396
Conversion of debt to common stock	$—	$185

See accompanying notes to consolidated financial statements.

GUITAR CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of June 30, 2007, our wholly owned retail subsidiary operated 212 Guitar Center stores across the United States consisting of 139 primary format stores, 70 secondary format stores and 3 tertiary format stores. In addition, as of June 30, 2007, our Music & Arts division operated 97 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, including www.musiciansfriend.com, www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and its cash flows for the six months ended June 30, 2007 and 2006. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications

A reclassification has been made to the June 30, 2006 consolidated cash flows statement to separately report cash overdraft, which was previously included with accounts payable. This reclassification has no impact on the previously reported net cash provided by operating activities.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,  (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. As required, the Company adopted EITF 06-3 as of

January 1, 2007 and the effect of the initial adoption of EITF 06-3 did not have any impact on its consolidated financial statements as we have historically presented sales excluding these taxes.

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

2.                 Acquisition of Businesses

On February 9, 2007, our Musician’s Friend, Inc. subsidiary acquired substantially all of the assets of Dennis Bamber, Inc. and its Chapter 11 bankruptcy estate, d/b/a The Woodwind & The Brasswind, for an aggregate purchase price of approximately $26.0 million, which includes $22.5 million in merchandise inventories and $2.7 million in accounts receivable. The purchase price is preliminary subject to final valuation of the related net assets and approval by the bankruptcy court. Any revisions to the purchase price may affect the amount of goodwill recorded, which is zero as of June 30, 2007, and the valuation of the related noncurrent assets. The acquisition included a variety of direct response catalogs and websites, including those under the brand names Woodwind & Brasswind and Music123. The Woodwind & Brasswind brand is targeted primarily to online and catalog purchases of band and orchestra instruments, while the Music123 brand name is targeted primarily to online purchases of guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment. The acquired business operates as a division of our Musician’s Friend subsidiary, through an office, retail outlet and warehouse facility and a distribution center facility, both located in South Bend, Indiana.

In the first quarter of 2007, our retail subsidiary acquired the Victor’s House of Music retail location in Paramus, New Jersey and its related net assets for an aggregate purchase price of approximately $6.2 million. Net assets for the retail band and orchestra and rental business were allocated to the Music & Arts division, with the remaining net assets and goodwill of $1.8 million allocated to the Guitar Center Stores division.

The aggregate purchase price for the acquisitions in the six months ended June 30, 2007 (including purchase price adjustments of $0.1 million) totaled approximately $32.1 million, which was principally allocated to merchandise inventories of $26.5 million, accounts receivable of $2.7 million and goodwill of $1.8 million.

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

3.                 Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired resulting from business acquisitions accounted for under the purchase method. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007 were as follows (in thousands):

	Guitar	Musician’s
	Center	Friend	Total
Balance at December 31, 2006	$15,066	$3,441	$18,507
Goodwill resulting from acquisitions	1,823	—	1,823
Balance at June 30, 2007	$16,889	$3,441	$20,330

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets as of June 30, 2007 and December 31, 2006 (dollars in thousands, life in years):

		June 30, 2007
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$5,328	$—	$5,328
Amortized
Customer contracts	1.4	1,188	(731)	457
Covenants not to compete	4.1	3,263	(1,727)	1,536
Other	2.0	1,726	(868)	858
Intangible assets, net		$11,505	$(3,326)	$8,179

		December 31, 2006
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$5,367	$—	$5,367
Amortized
Customer contracts	1.4	847	(379)	468
Covenants not to compete	3.5	2,950	(1,350)	1,600
Other	2.6	851	(674)	177
Intangible assets, net		$10,015	$(2,403)	$7,612

Amortization of intangible assets is included in selling, general and administrative expenses. Amortization expense for the six months ended June 30, 2007 and 2006 was $0.9 million and $1.9 million, respectively. The estimated amortization expense related to intangible assets for each of the five years as of June 30, 2007 is as follows (in thousands):

Year ending December 31,
Remainder of 2007	$969
2008	1,149
2009	378
2010	210
2011	133
2012	12
Total	$2,851

4.                 Net Income Per Share

The following table summarizes the calculation of diluted weighted average shares and diluted net income per share for the periods presented below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income, as reported	$9,555	$13,429	$26,780	$29,136
Add back interest, net of tax, on 4% Senior Convertible Notes(a)	—	825	—	1,604
Net income, excluding interest expense on 4% Senior Convertible Notes	$9,555	$14,254	$26,780	$30,740
Basic weighted average shares outstanding	29,557	26,278	29,532	26,227
Dilutive effect of stock options outstanding and non-vested stock awards	719	842	691	730
Shares issuable on assumed conversion of 4% Senior Convertible Notes(b)	—	2,892	—	2,892
Diluted weighted average shares outstanding	30,276	30,012	30,223	29,849
Basic net income per share	$0.32	$0.51	$0.91	$1.11
Diluted net income per share	$0.32	$0.47	$0.89	$1.03

(a)           Represents the interest expense for the period the 4% Senior Convertible Notes (the “Notes”) were outstanding, including contingent interest and amortization of deferred financing costs, net of tax, using an effective tax rate of 36.1% and 37.4% for the three and six months ended June 30, 2006. The Notes were called for redemption by the Company on June 15, 2006 and substantially all of the outstanding Notes were converted into common stock prior to the July 15, 2006 redemption date.

(b)          Represents the weighted-average number of common shares issuable upon the conversion of the Notes, up to the date of actual conversion.

For the three and six months ended June 30, 2007, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options and non-vested stock awards. For the three and six months ended June 30, 2006, the only potential additional shares of common stock that could become outstanding were shares issuable upon exercise of stock options, non-vested stock awards, and conversion of the Notes up to the date of actual conversion.

For the three and six months ended June 30, 2007, options to acquire weighted-average shares of 1,032,138 and 1,091,799, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive. For the three and six months ended June 30, 2006, options to acquire weighted-average shares of 612,194 and 573,684, respectively, were outstanding but were excluded from the computation of diluted net income per share because their effect was anti-dilutive. Performance shares granted under the long-term incentive plan (“LTIP”) are excluded from the computations of basic and diluted net income per share until the necessary conditions of the plan have been satisfied.

5.                 Segment Information

Our reportable business segments are Guitar Center stores, Music & Arts and Musician’s Friend direct response. Management evaluates segment performance based primarily on net sales, operating income (loss) and income (loss) before income taxes and minority interest. Accounting policies of the segments are the same as the accounting policies for the consolidated company. There are no differences between the measurements of profits or losses or assets of the reportable segments and those of the Company on a consolidated basis.

The following table summarizes financial information for our operating segments as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Guitar	Music &	Musician’s		Guitar	Music &	Musician’s
	Center	Arts	Friend	Total	Center	Arts	Friend	Total
Net Sales	$371,080	$37,187	$110,635	$518,902	$749,615	$76,776	$226,994	$1,053,385
Gross Profit	100,066	14,034	32,548	146,648	202,649	31,013	67,362	301,024
Depreciation and amortization	8,926	1,294	1,160	11,380	17,582	2,738	2,479	22,799
Selling, general and administrative expenses	81,756	16,567	30,022	128,345	161,366	33,709	57,307	252,382
Operating income (loss)	18,310	(2,533)	2,526	18,303	41,283	(2,696)	10,055	48,642
Income (loss) before income taxes (benefit) and minority interest	19,715	(6,565)	2,778	15,928	44,392	(10,741)	10,823	44,474
Capital expenditures	13,786	1,361	2,813	17,960	30,892	2,794	5,361	39,047

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Guitar	Music &	Musician’s		Guitar	Music &	Musician’s
	Center	Arts	Friend	Total	Center	Arts	Friend	Total
Net Sales	$339,840	$31,805	$86,333	$457,978	$679,131	$64,990	$184,604	$928,725
Gross Profit	90,821	13,913	26,623	131,357	183,204	29,336	55,323	267,863
Depreciation and amortization	6,588	1,474	754	8,816	12,939	2,780	1,473	17,192
Selling, general and administrative expenses	72,481	14,500	21,003	107,984	144,115	29,473	43,510	217,098
Operating income (loss)	18,340	(587)	5,620	23,373	39,089	(137)	11,813	50,765
Income (loss) before income taxes (benefit)	18,372	(3,444)	6,071	20,999	39,511	(5,746)	12,774	46,539
Capital expenditures	18,644	1,006	2,297	21,947	32,334	1,930	3,782	38,046
Total assets at June 30, 2007					$705,743	$159,236	$130,564	$995,543
Total assets at December 31, 2006					$682,344	$158,503	$86,631	$927,478

6.                 Stock-Based Compensation

Stock-based compensation expense for all stock award plans included in our consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	$2,422	$2,766	$4,966	$6,303
Long-term incentive plan (LTIP)	456	1,801	912	5,110
Employee stock purchase plan (ESPP)	167	196	381	389
Restricted and deferred stock	515	62	679	106
Total stock-based compensation expense	$3,560	$4,825	$6,938	$11,908

No stock options were granted for the three months ended June 30, 2007. In the six months ended June 30, 2007, options to purchase 19,700 shares of common stock were granted with an exercise price of $47.13 per share and grant-date fair value of $16.64 per share. For the three months ended June 30, 2006, options to purchase 117,250 shares of common stock were granted with an exercise price of $53.78 per share and weighted-average grant-date fair value of $21.65 per share. For the six months ended June 30, 2006, options to purchase 132,350 shares of common stock were granted with weighted-average exercise price of $53.89 per share and weighted-average grant-date fair value of $21.44 per share. The options were issued with an exercise price equal to fair market value on the date of grant and vest over four years.

The assumptions used to value option grants under the lattice-based binomial model for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility range	30-48%	37-49%	30-48%	35-49%
Weighted-average expected volatility	39.2%	43.1%	39.2%	43.1%
Expected term (in years)	4.46	4.75-5.75	4.46	4.75-5.75
Risk-free interest rate	4.7%	4.4-4.9%	4.7%	4.4-4.9%
Expected dividends	—	—	—	—
Suboptimal exercise term (multiple of exercise price)	1.5	2.0	1.5	2.0

The assumptions used to value the ESPP options under the lattice-based binomial model for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three and six months ended June 30,
	2007	2006
Expected volatility range	29-32%	32-40%
Weighted-average expected volatility	30.3%	36.0%
Expected term	6 months	6 months
Risk-free interest rate	4.9%	4.0%
Weighted-average grant-date fair value	$10.79	$12.88

As of June 30, 2007, the target number of performance shares potentially issuable under the LTIP is 240,221, with the actual number of shares ultimately issuable to be between zero and twice such amount, depending on actual performance and number of participants. Stock-based compensation expense related to the LTIP is estimated based on forecasted performance during the performance period compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. The fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

In the three and six months ended June 30, 2007, 21,128 shares of deferred stock were granted with a grant-date fair value of $47.32 per share. In the three and six months ended June 30, 2006, 19,968 shares of deferred stock were granted with a grant-date fair value of $53.76 per share. The awards were issued with a grant-date fair value equal to fair market value on the date of grant and vest over three years.

7.                 Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we had $1.8 million of unrecognized tax benefits. It is reasonably possible that our recognized tax benefit could change; however, we do not expect any such change to be material.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007 and June 30, 2007, we had approximately $0.3 million and $0.4 million of accrued interest and penalties, respectively, related to uncertain tax positions.

A noncurrent receivable is included in other assets, net in the amount of $9.4 million for income tax refunds and associated interest income related to claims for refund for tax years 2003, 2004, and 2005 for deductions for disqualified dispositions of incentive stock options not previously claimed on federal and state tax returns.

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

On April 1, 2007, the court entered its order on defendants’ motions to dismiss. The court dismissed plaintiff’s RICO claims against Mr. Albertson and further granted a motion to strike a claim for consequential damages brought under the Florida Deceptive and Unfair Trade Practices Act. The court denied all other motions to dismiss. In June and July, 2007, plaintiff filed second amended complaints, dropping the class allegations and the RICO claims. The court established pretrial deadlines and set a trial date of April 14, 2008. Discovery has commenced in this matter.

On December 6, 2006, a lawsuit named J. Kevin Snyder v. Guitar Center Stores, Inc. that is a putative class action was filed in Los Angeles Superior Court alleging violations of the Song-Beverly Credit Card Act. Discovery has commenced in this matter.

On January 11, 2007, a lawsuit named Michael Kuhl v. Guitar Center Stores, Inc. was filed by a Guitar Center sales associate as a putative class action in the United States District Court for the Northern District of Illinois. The lawsuit alleges violations of the Illinois Wage Payment and Collection Act and the Fair Labor Standards Act, based upon Guitar Center’s allegedly unlawful payroll deduction policies. The lawsuit has been brought on behalf of plaintiff and all former and current hourly employees in Illinois and nationwide. A motion to dismiss was filed on the Company’s behalf on March 26, 2007. Plaintiff filed an amended complaint on June 8, 2007. Plaintiffs now allege jurisdiction under the Class Action Fairness Act, in an attempt to establish a nationwide class action. On July 11, 2007, we filed a motion to dismiss on the grounds of lack of jurisdiction of the federal court over state law claims and failure of Illinois employees to represent a nationwide class. Plaintiffs have until early August 2007 to oppose the motion.

The following putative class action complaints have been filed in connection with our proposed merger with an affiliate of Bain Capital Partners, LLC.: Mary Benton, v. Guitar Center, Inc., et al., In the Court of Chancery of the State of Delaware, New Castle County, Delaware; Nina Weitman vs. Guitar Center, Inc., et al., Los Angeles Superior Court, California; Lou Ann Murphy vs. Guitar Center, Inc., et al., Los Angeles Superior Court, California; Terri Connors and Dennis Connors vs. Guitar Center, Inc. et al., Los Angeles Superior Court, California; K Family LLC vs. Guitar Center, Inc. et al., Los Angeles Superior Court, California. The lawsuits allege that our board of directors breached their fiduciary duties to the Company’s stockholders in connection with the merger. These lawsuits seek equitable relief, including a preliminary injunction blocking the proposed merger, and compensatory damages from the directors and the Company.

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

9.                 Acquisition by Bain Capital

On June 27, 2007, the Company agreed to be acquired by affiliates of Bain Capital Partners, LLC, a leading global private investment firm, following a comprehensive auction process. The total transaction value, including assumed debt, is approximately $2.1 billion. Under the terms of the merger agreement, the Company’s stockholders will receive $63.00 in cash in exchange for each share of the Company’s common stock they own. The transaction is subject to customary closing conditions, including the approval of the Company’s stockholders. On July 23, 2007, the Federal Trade Commission cleared the purchase of the Company by Bain Capital.

The Company engaged financial and legal advisors to assist in the review of the strategic alternatives prior to the announcement of its sale to Bain Capital. As of June 30, 2007, costs associated with the assessment of strategic alternatives and other merger related costs included in selling, general and administrative expenses were approximately $2.8 million.

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Guitar Center, Inc. (the “Company”) is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of June 30, 2007, our wholly owned retail subsidiary operated 212 Guitar Center stores across the United States consisting of 139 primary format stores, 70 secondary format stores and 3 tertiary format stores. In addition, as of June 30, 2007, our Music & Arts division operated 97 stores specializing in band instruments for sale and rental, serving thousands of teachers, band directors, college professors and students. We are also the largest direct response retailer of musical instruments in the United States through our wholly owned subsidiary, Musician’s Friend, Inc., and its catalogs and websites, including www.musiciansfriend.com, www.guitarcenter.com, www.wwbw.com, www.music123.com and related websites.

We acquired the www.wwbw.com and www.music123.com websites on February 9, 2007 when Musician’s Friend, Inc. acquired substantially all of the assets of Dennis Bamber, Inc. and its Chapter 11 bankruptcy estate, d/b/a The Woodwind and The Brasswind. We refer to this business as “Woodwind & Brasswind.”

During the second quarter, we opened two secondary format Guitar Center stores in Killeen, Texas and Fayetteville, Arkansas. The new stores increased the retail space for Guitar Center stores to a total of 3.1 million square feet at the end of the second quarter of 2007.

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

Recent Event

On June 27, 2007, the Company agreed to be acquired by affiliates of Bain Capital Partners, LLC, a leading global private investment firm, following a comprehensive auction process. The total transaction value, including assumed debt, is approximately $2.1 billion. Under the terms of the merger agreement, the Company’s stockholders will receive $63.00 in cash in exchange for each share of the Company’s common stock they own. The transaction is expected to close in the fourth quarter of 2007 and is subject to customary closing conditions, including the approval of the Company’s stockholders. On July 23, 2007, the Federal Trade Commission cleared the purchase of the Company by Bain Capital.

Executive Summary

Consolidated net sales for the quarter ended June 30, 2007 increased 13.3%, or $60.9 million, to $518.9 million compared to $458.0 million in the second quarter of 2006. Consolidated net income for the quarter decreased to $9.6 million compared to $13.4 million in the second quarter of 2006. Net income per diluted share decreased to $0.32 from $0.47 in the second quarter of 2006. Results for the second quarter of 2007 were impacted by transaction costs of $2.8 million, or $0.06 per diluted share, related to the pending sale of the Company.

For the second quarter of 2007, sales from new Guitar Center stores totaled $31.4 million. Comparable store sales declined 0.1%, or $0.2 million, compared to the second quarter of 2006. We opened 2 new Guitar Center stores in the quarter. We continue to face a challenging retail environment, which may impact sales and operating margin trends for the foreseeable future. Selling, general and administrative expenses (“SG&A”) increased to 22.0% of the segment net sales compared to 21.3% in the second quarter of 2006, primarily reflecting the transaction costs related to the pending sale of the Company.

Musician’s Friend, our direct response unit, generated an increase in net sales for the second quarter of 28.1% to $110.6 million compared to $86.3 million in the second quarter of 2006. The acquired Woodwind & Brasswind business contributed $22.2 million in net sales for the quarter, representing 92% of the overall growth in the segment net sales. Gross profit declined by 1.4% of segment net sales compared to the second quarter of 2006, reflecting lower margins from the Woodwind & Brasswind business. SG&A expenses increased to 27.1% from 24.3% of segment net sales primarily reflecting the effects of the transition to the new distribution center, expected to be completed in the third quarter. The process of converting to our new direct response distribution center, which opened in the third quarter, has resulted in lower than expected fill rates and higher than expected freight and payroll costs. We expect that the lower fill rates during the third quarter conversion process will result in back orders, cancellations, and, ultimately, lower net sales. We also expect that the higher freight and payroll costs during the third quarter conversion process will result in both lower gross profit and higher SG&A expenses.

For the three months ended June 30, 2007, net sales for our Music & Arts division increased 16.9% to $37.2 million from $31.8 million for the same period in 2006. The increase was generated primarily from new locations. Comparable sales for the second quarter decreased 1.0%. Gross profit declined by 6.0% of segment net sales compared to the second quarter of 2006. The decrease was primarily the result of higher shrink expense and increased occupancy costs.

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

Credits and Other Vendor Allowances

We receive cooperative advertising allowances (i.e., an allowance from the manufacturer to subsidize qualifying advertising and similar promotional expenditures relating to the vendor’s products), price protection credits (i.e., credits from vendors with respect to in-stock inventory if the vendor subsequently lowers their wholesale price for such products) and vendor rebates (i.e., credits or rebates provided by vendors based on the purchase of specified products and paid at a later date). Cooperative advertising allowances are recognized as a reduction to selling, general, and administrative expense when the advertising expense eligible for the credit is incurred. We recognized cooperative advertising allowances of $2.5 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, we recognized $4.6 million and $5.6 million of cooperative advertising allowances. Price protection credits and vendor rebates are accounted for as a reduction of the cost of merchandise inventory and are recorded at the time the credit or rebate is earned. The effect of price protection credits and vendor rebates is recognized in the income statement at the time the related inventory is sold as a reduction in cost of goods sold. The reserve against rebates receivable is determined by specifically identifying uncollectible accounts through an aging review and an analysis of vendor relationships. We received payments for vendor rebates of $10.5 million and $8.1 million for the three months ended June 30, 2007 and 2006 and $21.9 million and $17.6 million for the six months ended June 30, 2007 and 2006, respectively. We earned and recognized vendor rebates of $9.2 million and $6.8 million for the three months ended June 30, 2007 and 2006 and $19.9 million and $16.0 million for the six months ended June 30, 2007 and 2006, respectively. None of these credits are recorded as revenue.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) to account for our stock-based compensation plans. Currently, our stock-based compensation expense relates to stock options, our employee stock purchase program (“ESPP”), performance share awards, restricted stock awards and deferred stock awards.

Under SFAS No. 123(R), we determine the fair value of stock options, including options granted under the ESPP, using a lattice-based binomial model. Assumptions used in the model were developed in consultation with an outside valuation specialist. The model requires the input of several assumptions including expected volatility, dividend yield, and risk-free rate of return, as well as certain assumptions regarding exercise behavior. Assumptions were developed separately for our senior management from the other participants of our stock plans, since senior management’s exercise behavior is expected to differ materially from the other participants. These assumptions reflect management’s best estimates, but they involve inherent uncertainties based on market conditions, generally outside of our control. As a result, if other assumptions were used, total stock-based compensation cost, as determined in accordance with SFAS No. 123(R) could have been materially impacted. Furthermore, if different assumptions are used for future grants, stock-based compensation could be materially impacted in future periods.

Also, under SFAS No. 123(R), stock-based compensation expense is recorded net of estimated forfeitures. The forfeiture rate assumption used in determining stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Stock-based compensation expense related to performance share awards issued under the Company’s long-term incentive plan (“LTIP”) is estimated based on our forecasted performance compared to plan targets. At the end of each reporting period, we reevaluate our assessment of performance under the plan and make adjustments to the expense as necessary based on the latest estimates available. Under SFAS No. 123(R), the fair value of performance share awards is based on the market price of the Company’s stock on the date the underlying plan receives compensation committee approval, or other form of a mutual understanding of the key terms and conditions of performance.

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

Results of Operations

The following table presents our consolidated statements of income, as a percentage of sales, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3	28.7	28.6	28.8
Selling, general and administrative expenses	24.7	23.6	24.0	23.3
Operating income	3.6	5.1	4.6	5.5
Interest expense, net	0.5	0.5	0.4	0.5
Income before income taxes and minority interest	3.1	4.6	4.2	5.0
Income taxes	1.3	1.7	1.7	1.9
Minority interest in loss	0.0	0.0	0.0	0.0
Net income	1.8%	2.9%	2.5%	3.1%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Consolidated net sales for the three months ended June 30, 2007 increased 13.3% to $518.9 million compared to $458.0 million for the same period in 2006.

Net sales from Guitar Center stores for the three months ended June 30, 2007 totaled $371.1 million, an increase of 9.2% from $339.8 million for the same period in 2006. Sales from new stores were $31.4 million and represented all of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales for the second quarter declined 0.1%, or $0.2 million. Comparable store sales is defined as sales for the comparable periods, excluding net sales attributable to stores not open for 14 months as of the end of the reporting period. We believe that comparable store sales is a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open. We continue to face a challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

Net sales from the Music & Arts segment for the three months ended June 30, 2007 increased 16.9% to $37.2 million from $31.8 million for the same period in 2006. Sales from new locations, primarily acquired businesses and new affiliates, represented all of the total increase in Music & Arts sales for the quarter. Comparable sales declined 1.0% in the second quarter of 2007.

Net sales from the Musician’s Friend segment totaled $110.6 million for the three months ended June 30, 2007, an increase of $24.3 million, or 28.1%, from the same period in 2006. The acquired Woodwind & Brasswind business contributed $22.2 million in net sales for the quarter, representing 92% of the overall growth in segment net sales. Second quarter sales results also reflected sales generated from our e-commerce site at www.guitarcenter.com of $7.4 million, which was launched in June 2006. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross profit for the foreseeable future. The process of converting to our new direct response distribution center, which opened in the third quarter, has resulted in lower than expected fill rates and higher than expected freight and payroll costs. We expect that the lower fill rates during the third quarter conversion process will result in back orders, cancellations, and, ultimately, lower net sales. We also expect that the higher freight and payroll costs during the third quarter conversion process will result in both lower gross profit and higher SG&A expenses.

Consolidated gross profit for the three months ended June 30, 2007 compared to 2006 increased 11.6% to $146.6 million from $131.4 million. Gross profit as a percentage of net sales for the three months ended June 30, 2007 declined to 28.3% from 28.7% in the same period in 2006. In the following discussion, we define selling margin as net sales less the cost of the associated merchandise charged by the vendor plus the associated inventory costs from fulfilling inventory through our distribution center. The cost of merchandise inventory is net of all associated vendor discounts and rebates. Freight is not included in selling margin.

Gross profit as a percentage of net sales for Guitar Center stores was 27.0% in the second quarter of 2007 compared with 26.7% in the second quarter of 2006. The increase in gross margin was primarily due to higher selling margin of 0.9% partially offset by higher occupancy costs of 0.5%. Selling margin benefited from an increase in our proprietary accessories for our technology product line and a favorable sales mix consisting of higher accessories sales. The higher occupancy costs were primarily due to higher depreciation and amortization expense and higher store rent.

Gross profit for the Music & Arts segment was 37.7% for the three months ended June 30, 2007 compared to 43.7% for the same period in 2006. The decline in gross margin was primarily due to higher shrink expense of 4.9% and higher occupancy costs of 1.5% partially offset by higher selling margin of 0.4%. Higher shrink expense was driven by a decreased estimate of instrument recoveries than realized in the prior year period. Higher occupancy costs were primarily due to higher store rent and higher depreciation and amortization expense resulting from the closure of certain underperforming locations.

Gross profit for the Musician’s Friend segment was 29.4% for the three months ended June 30, 2007 compared to 30.8% in the second quarter of 2006. The decreased gross margin was primarily due to lower selling margin of 1.1% and higher freight costs of 0.4%. The lower selling margin was primarily impacted by the Woodwind & Brasswind business, which historically has had a lower selling margin. Freight costs were driven by more split shipments impacted by the ongoing conversion to the new distribution center and higher freight associated with the Woodwind & Brasswind business.

Consolidated SG&A expenses for the three months ended June 30, 2007 increased 18.9% to $128.3 million from $108.0 million for the same period in 2006. As a percentage of net sales, SG&A expenses were 24.7% compared to 23.6% in the second quarter of 2006. The increase was primarily due to transaction costs of $2.8 million related to the pending sale of the Company and increased overhead expenses impacted by new and expanded facilities.

Stock-based compensation expense for all stock award plans included in our consolidated statements of income was as follows (in thousands, except per share):

	Three months ended June 30,
	2007			2006
	Pre-tax	After tax	Per diluted share	Pre-tax	After tax	Per diluted share
Stock options	$2,422	$1,434	$0.05	$2,766	$1,767	$0.06
Long-term incentive plan (LTIP)	456	270	0.01	1,801	1,151	0.04
Employee stock purchase plan (ESPP)	167	99	—	196	125	—
Restricted and deferred stock	515	305	0.01	62	40	—
Total stock-based compensation expense	$3,560	$2,108	$0.07	$4,825	$3,083	$0.10

SG&A expenses for the Guitar Center segment in the second quarter of 2007 were 22.0% as a percentage of segment net sales compared to 21.3% in the second quarter of 2006. The increase in expenses was primarily due to the transaction costs related to the pending sale of the Company of 0.8%, which have been entirely charged to this segment. In addition, higher salaries expense of 0.2% was primarily offset by lower grand opening costs of 0.3% due to the reduction in new store openings as compared to the prior year period.

SG&A expenses for the Music & Arts segment were 44.6% of segment net sales in the second quarter of 2007 compared to 45.6% in the second quarter of 2006. The decrease primarily consisted of lower intangibles amortization expense of 2.0% and lower stock-based compensation expense under the LTIP of 0.6% partially offset by higher bad debt expense of 2.0%. The reduced intangible amortization expense was primarily due to the completion of amortization in the prior year for certain intangibles acquired from Music & Arts Center, Inc. The lower LTIP cost was due to the reduction in plan achievement levels as compared to the prior year period. Higher bad debt expense reflects increased uncollectible accounts resulting from recent business expansion and the effect of certain bad debt recoveries realized in the prior year period.

SG&A expenses for the Musician’s Friend segment were 27.1% of segment net sales in the second quarter of 2007 compared to 24.3% in the second quarter of 2006. The increase in SG&A was primarily related to the conversion to our new distribution center, which was opened in the third quarter. The effect of these additional costs was seen primarily in higher expenses in payroll of 1.7%, building rent of 0.8%, contract labor of 0.7%, and depreciation and amortization of 0.4%. Partially offsetting the increases was a reduction in stock-based compensation expense for options and LTIP of 0.9%.

Consolidated operating income decreased to $18.3 million for the three months ended June 30, 2007 from $23.4 million in the comparable 2006 period. As a percentage of net sales, consolidated operating income declined in the second quarter of 2007 to 3.6% from 5.1% in the second quarter of 2006.

Interest expense, net for the three months ended June 30, 2007 was flat at $2.4 million as compared to the second quarter of 2006. The reduction in interest resulting from the conversion of the 4% senior notes to common stock in July 2006 was offset by higher borrowings under the revolving credit facility used primarily to fund working capital requirements and business acquisitions.

For the three months ended June 30, 2007, income tax expense was $6.5 million compared to $7.6 million for the same period in 2006. The effective tax rate in the second quarter was 40.8% compared to 36.1% in the prior year quarter. The rate was lower in the prior year quarter due to the reduction of a valuation allowance related to a capital gain in 2001. The effective tax rate is subject to ongoing review and evaluation and may fluctuate in future quarters.

Consolidated net income for the three months ended June 30, 2007 decreased to $9.6 million, compared to $13.4 million in the same period in 2006 as a result of the combinations of factors described above.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Consolidated net sales for the six months ended June 30, 2007 increased 13.4% to $1,053.4 million compared to $928.7 million for the same period in 2006.

Net sales from Guitar Center stores for the six months ended June 30, 2007 totaled $749.6 million, an increase of 10.4% from $679.1 million for the same period in 2006. Sales from new stores were $68.5 million and represented 97% of the total increase in Guitar Center retail store sales. Comparable Guitar Center store sales increased 0.3% for the six month period. Comparable store sales achieved this level despite experiencing a challenging retail environment throughout the quarter. We continue to face a challenging retail environment, which may impact sales and operating margin trends for the foreseeable future.

Net sales from the Music & Arts segment for the six months ended June 30, 2007 increased 18.1% to $76.8 million from $65.0 million for the same period in 2006. Sales from new locations, primarily acquired businesses and new affiliates, represented 96% of the total increase in Music & Arts sales for the six month period. Comparable sales increased 0.8% in the six month period.

Net sales from the Musician’s Friend segment totaled $227.0 million for the six months ended June 30, 2007, an increase of $42.4 million, or 23.0%, from the same period in 2006. The acquired Woodwind & Brasswind business contributed $31.4 million in net sales for the six month period, representing 74% of the overall growth in segment net sales. Sales results for the six month period in 2007 also reflected sales generated from our e-commerce site at www.guitarcenter.com of $15.6 million, which was launched in June 2006. We continue to face increased competition in the direct response channel, which we expect to impact that segment’s net sales and gross profit for the foreseeable future. The process of converting to our new direct response distribution center, which opened in the third quarter, has resulted in lower than expected fill rates and higher than expected freight and payroll costs. We expect that the lower fill rates during the third quarter conversion process will result in back orders, cancellations, and, ultimately, lower net sales. We also expect that the higher freight and payroll costs during the third quarter conversion process will result in both lower gross profit and higher SG&A expenses.

Consolidated gross profit for the six months ended June 30, 2007 compared to 2006 increased 12.4% to $301.0 million from $267.9 million. Gross profit as a percentage of net sales for the six months ended June 30, 2007 declined to 28.6% from 28.8% in the same period in 2006.

Gross profit as a percentage of net sales for Guitar Center stores was 27.0% for both six month periods ended June 30, 2007 and 2006. Higher selling margin of 0.8% was substantially offset by higher occupancy costs of 0.6% and higher shrink of 0.1%. Selling margin benefited from an increase in our proprietary accessories for our technology product line and a favorable sales mix consisting of higher accessories sales. The higher occupancy costs were primarily due to higher depreciation and amortization expense and higher store rent.

Gross profit for the Music & Arts segment was 40.4% for the six months ended June 30, 2007 compared to 45.1% for the same period in 2006. The decline in gross margin was primarily due to higher shrink expense of 2.3%, higher occupancy costs of 1.6%, and lower selling margin of 0.9%. Higher shrink expense was driven by a decreased estimate of instrument recoveries than realized in the prior year period. Higher occupancy costs were primarily due to higher depreciation and amortization expense and higher store rent resulting from the closure of certain underperforming locations. The reduced selling margin was primarily due to a change in product mix consisting of a higher proportion of instrument sales and a lower proportion of rental revenues.

Gross profit for the Musician’s Friend segment was 29.7% for the six months ended June 30, 2007 compared to 30.0% for the same period in 2006. The decreased gross margin was primarily due to higher freight costs of 0.3%, reduced shipping & handling revenue of 0.1%, and higher salaries of 0.1% partially offset by higher selling margin of 0.2%. Freight costs were driven by more split shipments impacted by the ongoing conversion to the new distribution center and higher freight associated with the Woodwind & Brasswind business. The higher selling margin reflects higher margins for the existing Musician’s Friend business partially offset by the effects of the Woodwind & Brasswind business, which historically has had a lower selling margin.

Consolidated SG&A expenses for the six months ended June 30, 2007 increased 16.3% to $252.4 million from $217.1 million for the same period in 2006. As a percentage of net sales, SG&A expenses were 24.0% compared to 23.3% in the same period in 2006. The increase was primarily due to transaction costs related to the pending sale of the Company, higher advertising costs, and increased overhead expenses impacted by new and expanded facilities partially offset by reduced stock-based compensation expenses for options and LTIP.

Stock-based compensation expense for all stock award plans included in our consolidated statements of income was as follows (in thousands, except per share):

	Six months ended June 30,
	2007			2006
	Pre-tax	After tax	Per diluted share	Pre-tax	After tax	Per diluted share
Stock options	$4,966	$2,965	$0.10	$6,303	$3,946	$0.13
Long-term incentive plan (LTIP)	912	544	0.02	5,110	3,199	0.11
Employee stock purchase plan (ESPP)	381	227	0.01	389	244	0.01
Restricted and deferred stock	679	405	0.01	106	66	—
Total stock-based compensation expense	$6,938	$4,141	$0.14	$11,908	$7,455	$0.25

SG&A expenses for the Guitar Center segment for the six months ended June 30, 2007 were 21.5% as a percentage of segment net sales compared to 21.2% for the same period in 2006. The increase in expenses was primarily due to the transaction costs related to the pending sale of the Company of 0.4% and higher advertising costs of 0.4% partially offset by reduced stock-based compensation expense for options and LTIP of 0.5%. The higher advertising costs resulted primarily from increased promotional and marketing efforts. The lower LTIP cost was due to the reduction in plan achievement levels as compared to the prior year period.

SG&A expenses for the Music & Arts segment were 43.9% of segment net sales in the six months ended June 30, 2007 compared to 45.4% for the same period in 2006. The decrease primarily consisted of lower intangibles amortization expense of 1.7% and lower stock-based compensation expense under the LTIP of 0.9% partially offset by higher bad debt expense of 1.1%. The reduced intangible amortization expense was primarily due to the completion of amortization in the prior year for certain intangibles acquired from Music & Arts Center, Inc. The lower LTIP cost was due to the reduction in plan achievement levels as compared to the prior year period. Higher bad debt expense reflects increased uncollectible accounts resulting from recent business expansion and the effect of certain bad debt recoveries realized in the prior year period.

SG&A expenses for the Musician’s Friend segment were 25.2% of segment net sales in the six months ended June 30, 2007 compared to 23.6% for the same period in 2006. The increase in SG&A was primarily related to the conversion to our new distribution center, which was opened in the third quarter. The effect of these additional costs was seen primarily in higher expenses in payroll of 1.1%, building rent of 0.6%, contract labor of 0.4%, and depreciation and amortization of 0.4%. Additionally, consulting costs were higher by 0.4%, stock-based compensation expense for options and LTIP was lower by 1.2%, and legal costs were lower by 0.3%.

Consolidated operating income decreased 4.2% to $48.6 million for the six months ended June 30, 2007 from $50.8 million in the comparable 2006 period. As a percentage of net sales, consolidated operating income declined in the six months ended June 30, 2007 to 4.6% from 5.5% for the same period in 2006.

Interest expense, net for the six months ended June 30, 2007 was flat at $4.2 million as compared to the same period in 2006. The reduction in interest resulting from the conversion of the 4% senior notes to common stock in July 2006 was offset by higher borrowings under the revolving credit facility used primarily to fund working capital requirements and business acquisitions.

For the six months ended June 30, 2007, income tax expense was $17.9 million compared to $17.4 million for the same period in 2006. The effective tax rate for the six month period was 40.3% compared to 37.4% in the prior year period. The rate was lower in the prior year period due to the reduction of a valuation allowance related to a capital gain in 2001.

Consolidated net income for the six months ended June 30, 2007 decreased 8.1% to $26.8 million, compared to $29.1 million in the same period in 2006 as a result of the combinations of factors described above.

Liquidity and Capital Resources

Our need for liquidity will arise primarily from the funding of capital expenditures, working capital requirements and payments on our indebtedness, as well as possible acquisitions. We have historically financed our operations primarily through internally generated funds and borrowings under our credit facilities. Please see “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2006 for a discussion of factors which could possibly result in a decrease in the amount of internally generated funds available to finance capital expenditures and working capital requirements. As of June 30, 2007, we had $169.6 million in borrowings outstanding under our credit facility and had available borrowings of $34.7 million (net of $5.7 million of outstanding letters of credit).

We have maximum borrowings available under our credit facility of $210 million, subject to borrowing base limitations. The credit agreement allows for the increase of the maximum borrowings to $250 million at the option of the Company. The maturity date of the facility is December 2011. The actual amount available is tied to our inventory and receivable base, and our obligations under the credit facility are secured by liens on our principal assets. Borrowing options are prime rate plus applicable prime margin, or London Interbank Offered Rate or LIBOR, plus applicable LIBOR margin. The applicable prime and LIBOR margins are based upon levels of excess availability and adjusted quarterly. If excess availability is greater than $30 million, the applicable prime margin is -0.25% and applicable LIBOR margin is 0.75%. If excess availability is less than or equal to $30 million and greater than $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.00%. If excess availability is less than or equal to $15 million, the applicable prime margin is 0.00% and the applicable LIBOR margin is 1.25%. An unused fee of 0.25% is assessed on the unused portion of the credit facility. The agreement underlying the credit facility includes significant restrictive negative covenants. Among other things, these covenants restrict or prohibit our ability to incur debt and issue specified equity instruments, incur liens on our assets, make any significant changes in our corporate structure or the nature of our business, dispose of assets, make guaranties, prepay debt, engage in a change in control transaction, pay dividends, make investments or acquisitions, engage in transactions with affiliates and incur capital expenditures. The agreement also includes representations and warranties which must be true each time we borrow funds under the credit facility and affirmative covenants. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement and related amendments which have been filed as exhibits to our periodic reports with the Securities and Exchange Commission (“SEC”). Subject to limited cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon the occurrence of specified events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change in control transaction, suffer a significant adverse legal judgment, default on other significant obligations, or in the event of specified events of insolvency. In the event the Company elects to terminate the agreement prior to the maturity, a prepayment fee of 0.25% is assessed on the maximum borrowings, subject to certain conditions.

During 2002 we entered into master operating lease agreements with US Bank to lease equipment and other property primarily to support the operations of the distribution center for our Guitar Center retail stores. Under these agreements, we leased a total of $10.5 million in equipment and other property. In August 2006, we entered into a master operating lease agreement to lease equipment totaling approximately $13 million to support the operations of the new distribution center for our Musician’s Friend subsidiary.

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

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. Please see Item 2. Properties, and Note 7 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. For the remainder of fiscal 2007, we anticipate our capital expenditures will be between $34 million and $40 million.

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $11.1 million for the same period in 2006. The primary use of cash during the six months ended June 30, 2007 was a decrease in accrued expenses and other current liabilities of $47.4 million and an increase in inventories of $22.5 million. The reduction of accrued expenses and other current liabilities was primarily due to payments of income taxes and sales taxes. The primary sources of cash were generated from the current period earnings and a decrease in accounts receivable of $11.7 million reflecting seasonal collection trends.

Cash used in investing activities was $71.1 million for the six months ended June 30, 2007 compared to $55.4 million for the same period in 2006. The cash used in investing activities for the six months ended June 30, 2007 included $32.1 million related to acquisition of businesses and $39.0 million of capital expenditures, comprised primarily of $16.4 million on new stores and remodels, $11.2 million on computer software and equipment purchases and $4.2 million on the expansion of our distribution facilities.

Cash provided by financing activities totaled $72.2 million for the six months ended June 30, 2007 compared to $62.9 million in the same period in 2006. The cash provided by financing activities in the six months ended June 30, 2007 was due to increased borrowings under the revolving line of credit to support business acquisitions, capital expenditures and working capital requirements. In addition, proceeds from the exercise of stock options provided $2.9 million (including $0.4 million in excess tax benefits that are reflected in cash flows from financing activities) and employee purchases of our common stock provided $1.3 million.

We believe that our current operating cash flow, working capital, cash on hand, borrowings available under our credit facility and other sources of liquidity we believe are available to us will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings.

Our known capital resource and liquidity requirements for 2007 are expected to be primarily provided by net cash flow from operations and borrowings available under our credit facility. In addition, the moderation of our growth plans in 2007 by reduced Guitar Center retail store openings and fewer Music & Arts acquisitions will provide us the opportunity to generate incremental cash flows.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48, which the Company adopted on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. See Note 7 to the Consolidated Financial Statements in this report.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,  (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. As required, the Company adopted EITF 06-3 as of January 1, 2007 and the effect of the initial adoption of EITF 06-3 did not have any impact on its consolidated financial statements as we have historically presented sales excluding these taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

Seasonality

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher on a per store basis and through the direct response unit than in any other quarter. In addition, band rental season for our Music & Arts division starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

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

Forward-Looking Statements; Business Risks

This report contains forward-looking statements relating to, among other things, future results of operations, growth and investment plans, sales, trends in gross margin, growth in the Internet portion of our direct response business, the integration of acquisitions and other factors affecting growth in sales and earnings. Specific forward-looking statements are provided regarding our management’s current views regarding the dates new facilities and systems will become operational and the expenses related to those facilities. Statements regarding the dates new facilities and systems will become operational are dependent upon third parties and events beyond our control, such as the availability of third party consulting resources, construction delays, technology development delays and other events. Sales and earnings trends are also affected by many other factors including, among others, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, our ability to integrate and profitably operate acquired businesses, including Woodwind & Brasswind, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets. In addition, during the recent past, we have experienced greater fluctuations in weekly and monthly operating results than has been our historic experience and this volatility has, and is likely to continue to, reduce the reliability of our future projections.

In addition, the proposed merger with affiliates of Bain Capital, as reported on our current report on Form 8-K filed with the SEC on June 27, 2007, may cause the price of our common stock to fluctuate significantly. Factors that may cause fluctuations in our operating results and/or the price of our common stock include, but are not limited to, the following:

•       the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•       the inability to complete the proposed merger due to the failure to obtain stockholder approval or the failure to satisfy other closing conditions;

•       risks that the proposed merger disrupts current plans and operations, as well as relationships with key suppliers, and the potential difficulties in employee retention as a result of the proposed merger;

•       the impact of the substantial indebtedness incurred to finance the proposed merger of our Company;

•       the amount of costs, fees, expenses and charges related to the proposed merger and the actual terms of certain financings that will be obtained for the proposed merger;

•       the outcome of pending or future litigation and administrative claims, including stockholder securities class actions filed in connection with the proposed merger.

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility which has a variable rate of interest generally consisting of stated premiums above prime and LIBOR. At June 30, 2007, we had $169.6 million in outstanding borrowings under our credit facility. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on pre-tax earnings of $1.7 million on an annual basis. The primary interest rate exposure on the credit facility is based on LIBOR. We do not use derivative financial instruments in our investment portfolio. Historically, we have not carried significant cash balances and any cash in excess of our daily operating needs has been used to reduce our borrowings. Excess cash is generally invested in short-term, high quality interest bearing investments.

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

Item 1A.                Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2006. Certain of the risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

We may be adversely impacted if our security measures fail; we will need to comply with credit card security regulations.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. We primarily rely on security and authentication technology that we license from other parties. With this technology, we perform real-time credit card authorization and verification with our banks and we are subject to the customer privacy standards of credit card companies. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect our customers’ personal information. If there is a compromise or breach of this nature, there is the potential that parties could seek damages from us, and a compromise or breach could lead to loss of confidence of customers or significant fines from credit card companies or regulatory agencies. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. There is no assurance that we can prevent security breaches or systems failures.

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

We cannot provide any assurance that the proposed merger with an affiliate of Bain Capital Partners, LLC, will be consummated.

Consummation of our proposed merger with an affiliate of Bain Capital Partners, LLC, is subject to the satisfaction of various conditions, including approval of the acquisition by a vote of a majority of the outstanding shares of our common stock and other customary closing conditions described in the merger agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed acquisition will be successfully completed. In the event that the proposed acquisition is not completed:

•       management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed merger require substantial commitments of time and resources;

•       we may lose key employees as the result of the announcement or completion of the proposed merger;

•       our relationships with customers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•       we must pay costs and expenses related to the proposed merger, such as legal and accounting fees, whether or not the proposed merger is completed;

•       under certain circumstances, we may be required to pay a termination (break-up) fee of up to $58 million if the proposed merger is not completed; and

•       the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

The proposed merger may impair our ability to attract or retain officers or key employees and may adversely affect our relationships with key customers and suppliers.

The announcement and completion of the proposed merger may have a negative impact on our ability to attract and retain officers and other key employees and may adversely affect our relationships with key customers and suppliers. These events could have a material negative impact on our results of operations and financial condition.

As a result of the proposed acquisition, we will have substantially more debt.

We will have substantial indebtedness if the proposed merger is consummated. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed merger.

Our credit ratings may be downgraded as the result of the announcement of the proposed merger, which could negatively affect our ability to access capital.

In connection with the announcement of the proposed acquisition, Standard & Poor’s Rating Services (S&P) has announced that it will review our corporate credit rating. Downgrades in our corporate credit ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and may have other negative consequences on our business.

Most of our large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. In the event our corporate credit ratings decline, counterparties may decline to do business with us or may require more stringent credit terms.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our businesses, which would increase our capital costs. Our access to the financial markets could be adversely impacted by the announcement of the proposed merger and various other factors, such as:

•       changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•       changes in interest rates;

•       a deterioration of our credit or a reduction in our credit ratings; and

•       the occurrence of material adverse changes in our businesses that restrict our ability to access the credit markets.

A lack of necessary capital and cash reserves could adversely impact the evaluation of our creditworthiness by counterparties and rating agencies, and would likely increase our capital costs. An increase in our capital costs could have a material negative impact on our results of operations and financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)           Our annual meeting of stockholders was held on May 10, 2007. At that time there were present, in person or by proxy, 26,690,760 shares of our common stock.

(b)          At the annual meeting, three items were submitted to a vote of stockholders: (1) the election of directors; (2) the approval of an amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance; and (3) the ratification of the selection of KPMG LLP as Guitar Center’s independent registered public accounting firm for the year ending December 31, 2007.

(c)           (1)   The results of voting for the election of nine directors at the annual meeting were as follows:

Nominee	For	Withheld
Marty Albertson	25,200,046	1,490,714
Larry Livingston	25,107,347	1,583,413
Pat MacMillan	26,047,735	648,025
Bob L. Martin	13,260,041	13,430,719
George Mrkonic	26,043,433	647,327
Kenneth Reiss	26,042,728	648,032
Walter Rossi	26,054,941	635,819
Peter Starrett	25,078,484	1,612,276
Paul Tarvin	26,054,658	636,102

(2)         The results of voting for the amendment to the 2004 Guitar Center, Inc. Incentive Stock Award Plan to increase the number of shares authorized for issuance were as follows:

For	Against	Abstain	Broker Non-Votes
17,471,769	6,206,472	54,470	2,958,049

(3)         The results of voting to ratify the selection of KPMG LLP as Guitar Center’s independent registered public accounting firm for the year ending December 31, 2007 were as follows:

For	Against	Abstain
25,223,676	1,460,618	6,466

Item 6.                        Exhibits

Exhibit Number	Description
10.1	Letter to waive the grant of 2007 stock options to Marty Albertson dated August 6, 2007.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2007.

GUITAR CENTER, INC.
/s/ ERICK MASON
Erick Mason
Executive Vice President and Chief Financial Officer