Form 10-Q
period 2011-09-30
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2011-11-14
CIK 1021113, 1427553

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-175270-07

GUITAR CENTER HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0843262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant's Telephone Number, Including Area Code)

Commission File Number: 333-175270

GUITAR CENTER, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4600862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant's Telephone Number, Including Area Code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Guitar Center Holdings, Inc.	Yes ☐	No ☒
Guitar Center, Inc.	Yes ☐	No ☒

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Guitar Center Holdings, Inc.	Yes ☒	No ☐
Guitar Center, Inc.	Yes ☒	No ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Guitar Center Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Guitar Center, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Guitar Center Holdings, Inc.	Yes ☐	No ☒
Guitar Center, Inc.	Yes ☐	No ☒

           As of November 10, 2011, there were 9,741,867 shares of Guitar Center Holdings, Inc. common stock, $0.01 par value per share, outstanding.

           As of November 10, 2011, there were 100 shares of Guitar Center, Inc. common stock, $0.01 par value per share, outstanding, all of which are owned by Guitar Center Holdings, Inc.

           Guitar Center, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Explanatory Note

        This quarterly report on Form 10-Q is a combined report of Guitar Center Holdings, Inc. ("Holdings") and Guitar Center, Inc. ("Guitar Center"), a direct 100% owned subsidiary of Holdings. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this quarterly report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company are included in Part I, Item 1 of this quarterly report. Unless the context indicates otherwise, any reference in this report to "we," "us" and "our" refers to Holdings together with its direct and indirect subsidiaries, including Guitar Center.

GUITAR CENTER HOLDINGS, INC.
GUITAR CENTER, INC.
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$104,563	$193,767
Accounts receivable, net of allowance for doubtful accounts of $3,129 and $3,030, respectively	35,239	37,055
Merchandise inventories	583,682	501,865
Prepaid expenses and other current assets	23,389	20,727
Deferred income taxes	24,940	25,603

Total current assets	771,813	779,017
Property and equipment, net of accumulated depreciation and amortization of $208,790 and $173,077, respectively	209,572	228,224
Goodwill, net	689,404	689,404
Intangible assets, net of accumulated amortization of $226,348 and $194,015, respectively	376,452	408,785
Other assets, net	21,555	15,288

Total assets	$2,068,796	$2,120,718

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$139,151	$104,708
Accrued expenses and other current liabilities	143,222	125,790
Merchandise advances	23,979	27,728
Current portion of long-term debt	645	641

Total current liabilities	306,997	258,867
Other long-term liabilities	18,212	15,278
Deferred income taxes	88,157	127,042
Long-term debt	1,561,651	1,562,135

Total liabilities	1,975,017	1,963,322

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,742 and 9,750 issued and outstanding, respectively	97	98
Additional paid-in capital	632,524	631,490
Accumulated deficit	(538,595)	(473,809)
Accumulated other comprehensive loss	(247)	(383)

Total stockholders' equity	93,779	157,396

Total liabilities and stockholders' equity	$2,068,796	$2,120,718

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$488,129	$465,007	$1,469,982	$1,413,378
Cost of goods sold, buying and occupancy	343,876	330,498	1,024,064	995,540

Gross profit	144,253	134,509	445,918	417,838
Selling, general and administrative expenses	143,683	132,111	422,922	391,649

Operating income	570	2,398	22,996	26,189
Interest expense	(40,907)	(36,386)	(120,200)	(108,083)
Interest income	37	61	202	285

Loss before income taxes	(40,300)	(33,927)	(97,002)	(81,609)
Income tax benefit	(12,917)	(10,877)	(32,216)	(27,434)

Net loss	$(27,383)	$(23,050)	$(64,786)	$(54,175)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(64,786)	$(54,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,487	78,555
Net loss on disposal of property and equipment	4,786	506
Amortization of deferred financing fees	2,154	1,898
Payment in-kind interest expense	—	54,318
Stock-based compensation	1,319	1,427
Deferred income taxes	(38,219)	(30,704)
Changes in operating assets and liabilities:
Accounts receivable	1,632	1,481
Merchandise inventories	(81,817)	(23,371)
Prepaid expenses and other current assets	(2,662)	13,215
Other assets, net	112	40
Accounts payable	34,443	24,654
Accrued expenses and other current liabilities	17,432	(9,925)
Merchandise advances	(3,749)	(2,826)
Other long-term liabilities	2,934	3,460

Net cash provided by (used in) operating activities	(48,934)	58,553

Investing activities:
Purchase of property and equipment	(35,086)	(34,342)
Acquisition of intangible assets	—	(250)
Proceeds from disposal of property and equipment	3,982	32

Net cash used in investing activities	(31,104)	(34,560)

Financing activities:
Repayment of long-term debt	(480)	(20,590)
Repurchase of common stock	(286)	—
Financing fees	(8,400)	—

Net cash used in financing activities	(9,166)	(20,590)

Net increase (decrease) in cash	(89,204)	3,403
Cash at beginning of period	193,767	119,701

Cash at end of period	$104,563	$123,104

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86,560	$41,130
Income taxes	1,847	2,485

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$104,563	$193,767
Accounts receivable, net of allowance for doubtful accounts of $3,129 and $3,030, respectively	35,239	37,055
Merchandise inventories	583,682	501,865
Prepaid expenses and other current assets	23,389	17,744
Deferred income taxes	24,431	25,603

Total current assets	771,304	776,034
Property and equipment, net of accumulated depreciation and amortization of $208,790 and $173,077, respectively	209,572	228,224
Goodwill, net	689,404	689,404
Intangible assets, net of accumulated amortization of $226,348 and $194,015, respectively	376,452	408,785
Other assets, net	18,842	13,168

Total assets	$2,065,574	$2,115,615

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$139,151	$104,708
Accrued expenses and other current liabilities	155,728	162,955
Merchandise advances	23,979	27,728
Current portion of long-term debt	645	641

Total current liabilities	319,503	296,032
Other long-term liabilities	18,212	15,278
Deferred income taxes	135,096	146,882
Long-term debt	996,978	997,462
Due to Guitar Center Holdings, Inc.	343,497	384,743

Total liabilities	1,813,286	1,840,397

Commitments and contingencies	—	—
Stockholder's equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	618,875	617,556
Accumulated deficit	(366,340)	(341,955)
Accumulated other comprehensive loss	(247)	(383)

Total stockholder's equity	252,288	275,218

Total liabilities and stockholder's equity	$2,065,574	$2,115,615

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$488,129	$465,007	$1,469,982	$1,413,378
Cost of goods sold, buying and occupancy	343,876	330,498	1,024,064	995,540

Gross profit	144,253	134,509	445,918	417,838
Selling, general and administrative expenses	143,683	132,111	422,644	391,649

Operating income	570	2,398	23,274	26,189
Interest expense	(20,914)	(17,704)	(60,222)	(53,465)
Interest income	37	61	202	285

Loss before income taxes	(20,307)	(15,245)	(36,746)	(26,991)
Income tax benefit	(6,548)	(5,031)	(12,361)	(9,191)

Net loss	$(13,759)	$(10,214)	$(24,385)	$(17,800)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(24,385)	$(17,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,487	78,555
Net loss on disposal of property and equipment	4,786	506
Amortization of deferred financing fees	1,846	1,597
Stock-based compensation	1,319	1,427
Deferred income taxes	(10,611)	(10,173)
Changes in operating assets and liabilities:
Accounts receivable	1,632	1,481
Merchandise inventories	(81,817)	(23,371)
Prepaid expenses and other current assets	(5,645)	(4,353)
Other assets, net	112	40
Accounts payable	34,443	24,654
Accrued expenses and other current liabilities	(7,227)	5,356
Merchandise advances	(3,749)	(2,826)
Other long-term liabilities	2,934	3,460

Net cash provided by (used in) operating activities	(8,875)	58,553

Investing activities:
Purchase of property and equipment	(35,086)	(34,342)
Acquisition of intangible assets	—	(250)
Proceeds from disposal of property and equipment	3,982	32

Net cash used in investing activities	(31,104)	(34,560)

Financing activities:
Repayment of long-term debt	(480)	(20,590)
Financing fees	(7,499)	—
Advances to Guitar Center Holdings, Inc.	(41,246)	—

Net cash used in financing activities	(49,225)	(20,590)

Net increase (decrease) in cash	(89,204)	3,403
Cash at beginning of period	193,767	119,701

Cash at end of period	$104,563	$123,104

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,779	$41,130
Income taxes	1,847	2,485

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Significant Accounting Policies

  Nature of Business

        Guitar Center Holdings, Inc., is the parent company of wholly-owned Guitar Center, Inc., and its wholly-owned subsidiaries. All of the company's operating activities are conducted out of Guitar Center, Inc., and its subsidiaries. The parent company's business activities consist solely of debt and equity financing related to its acquisition of Guitar Center, Inc., in 2007.

        In these notes, we refer to the consolidated financial statements of Guitar Center Holdings, Inc., and its subsidiaries as "Holdings", except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc., entity. We refer to the consolidated financial statements of Guitar Center, Inc., and its subsidiaries as "Guitar Center". The terms "we", "us", "our" and "the company" refer to Holdings and Guitar Center collectively.

        Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. Our Guitar Center and Music &Arts segments are operated out of our retail store subsidiary and our Direct Response segment is operated out of our Direct Response subsidiaries.

        As of September 30, 2011, Guitar Center operated 221 Guitar Center stores across the United States, with 143 primary format stores, 74 secondary format stores and four tertiary format stores, along with the www.guitarcenter.com website. Music & Arts specializes in band and orchestra instruments for sale and rental, serving teachers, band directors, college professors and students. As of September 30, 2011, Music & Arts operated 102 stores in 19 states, along with the www.musicarts.com website. Our Direct Response segment is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician's Friend and other branded websites and catalogs.

  Principles of Consolidation

        The accompanying consolidated financial statements of Holdings and Guitar Center include the accounts of the respective companies' wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Unaudited Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP. We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our registration statement on Form S-4, Amendment Number 2, filed with the SEC on September 8, 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of Business and Significant Accounting Policies (Continued)

        The accompanying unaudited condensed consolidated financial statements are prepared on the same basis as our annual consolidated financial statements. We believe the condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by GAAP. Interim period adjustments are normal and recurring in nature, except where indicated otherwise in these notes.

        Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Fourth quarter sales at our Guitar Center and Direct Response segments are typically significantly higher than in any other quarter. Accordingly, interim results may not be indicative of results for the entire fiscal year.

  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

        We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances. In particular, we make judgments in areas such as allowances for doubtful accounts, depreciation and amortization, inventory valuation, self-insurance reserves, impairment of long-lived assets, goodwill and other intangible assets, litigation, provision for sales returns, vendor allowances, stock-based compensation and income taxes. Actual results could differ from these estimates.

  New Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board, or FASB, issued revised standards related to multiple-deliverable revenue arrangements. The revised standards apply to revenue arrangements that involve the delivery of multiple products or services over different time periods. The revised standards establish a hierarchy for determining the selling price of deliverables in a revenue arrangement, address how to separate deliverables and provide guidance on how to measure and allocate revenue to the deliverables in a multiple-deliverable arrangement. The revised standards enable vendors to recognize revenue in a manner that more closely reflects the economics of multiple-deliverable arrangements. In addition, the revised standards expand the disclosure requirements with the intent of providing users of financial statements with a greater understanding of how vendors allocate revenue in selling arrangements, judgments made in allocating revenue and how those judgments affect the timing and amount of revenue recognition.

        The revised standards are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the revised standards effective January 1, 2011. Adoption of the revised standards did not have a material impact on our financial statements.

        In December 2010, the FASB issued revised standards related to performing goodwill impairment testing for reporting units with zero or negative carrying amounts. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (step 1). If it does, the entity must perform an additional test to

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of Business and Significant Accounting Policies (Continued)

determine whether goodwill has been impaired and to calculate the amount of that impairment (step 2). The revised standards require that for reporting units with zero or negative carrying amounts, step 2 of the goodwill impairment test must be performed if it is more likely than not that a goodwill impairment exists, taking qualitative factors into account. The revised standards eliminate an entity's ability to assert that a reporting unit is not required to perform step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The revised standards do not modify existing standards on how to determine the carrying amount or measure the fair value of the reporting unit.

        The revised standards are effective for fiscal years beginning after December 15, 2010, with early adoption prohibited. We adopted the revised standards effective January 1, 2011. The change had no effect on our financial statements.

        In May 2011, the FASB issued revised standards related to fair value measurements and disclosures. The revised standards clarify existing fair value measurement principles, modify the application of fair value measurement principles in certain circumstances, and expand the disclosure requirements related to fair value measurements.

        The revised standards are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. We do not expect the revised standards to have a material effect on our financial statements.

        In June 2011, the FASB issued revised standards related to the presentation of comprehensive income. The revised standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of income and comprehensive income or in two separate but consecutive statements.

        The revised standard is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied retrospectively to all periods upon adoption. The adoption of the revised standard will change the presentation of our financial statements.

        In September 2011, the FASB issued revised standards related to testing goodwill for impairment. The new standards permit an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is intended to simplify how entities test goodwill for impairment.

        The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt the revised standard for our annual goodwill impairment test performed during the fourth quarter of 2011. We do not expect the adoption of the revised standard to affect our financial statements.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Goodwill and Intangible Assets

  Goodwill allocation

        In the first quarter of 2011, we reorganized our operating segments to emphasize a brand reporting structure. As a result of this change, the Guitar Center segment includes the sales and operating expenses of our Guitar Center online operations together with the sales and operating expenses of Guitar Center stores. Similarly, the Music & Arts segment includes the sales and operating expenses of our Music & Arts online operations with those of Music & Arts stores. We had previously reported the results of our Guitar Center and Music & Arts online operations with the Direct Response segment.

        We reallocated goodwill at the Direct Response segment based on the relative fair values of the www.guitarcenter.com and Direct Response components. We did not allocate any goodwill to the www.musicarts.com component, as its net sales and operating income were not material in relation to the Direct Response segment as a whole.

        In determining the estimated fair values of the Direct Response and www.guitarcenter.com components, we used a market multiple and a discounted cash flow analysis, as used for the annual goodwill impairment test. We used discount rates of 12.5% to 14.0% for the discounted cash flow analysis as of January 1, 2011. In addition, we used the Gordon Growth Method, for which the terminal capitalization rates used were 4.8% to 5.0%.

        Based on the results of this analysis, we reallocated $61.8 million of goodwill from the Direct Response segment to the Guitar Center segment.

        The following table presents an analysis of the changes in goodwill by reporting segment (in thousands):

	Guitar Center	Direct Response	Total
Balance at December 31, 2010
Goodwill	644,393	170,718	815,111
Accumulated impairment losses	(123,804)	(1,903)	(125,707)

	520,589	168,815	689,404

Reassignment of goodwill upon change in operating segments	61,789	(61,789)	—

Balance at September 30, 2011
Goodwill	706,182	108,929	815,111
Accumulated impairment losses	(123,804)	(1,903)	(125,707)

	$582,378	$107,026	$689,404

  Other intangible assets

        We amortize intangible assets with finite useful lives over their respective estimated useful lives. We amortize customer relationship intangible assets using an accelerated method based on expected

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Goodwill and Intangible Assets (Continued)

customer attrition rates. Other intangible assets with finite useful lives are generally amortized using the straight-line method.

        The following is a summary of our intangible assets as of September 30, 2011 and December 31, 2010 (dollars in thousands, life in years):

		September 30, 2011
	Weighted- Average Useful Life
		Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$240,804	$—	$240,804
Amortized
Customer relationships	12.3	303,400	(181,874)	121,526
Favorable lease terms	7.5	57,721	(43,731)	13,990
Covenants not to compete	4.2	210	(208)	2
Other	4.5	665	(535)	130

Intangible assets, net		$602,800	$(226,348)	$376,452

		December 31, 2010
	Weighted- Average Useful Life
		Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$240,804	$—	$240,804
Amortized
Customer relationships	12.3	303,400	(155,436)	147,964
Favorable lease terms	7.5	57,721	(37,950)	19,771
Covenants not to compete	4.2	210	(182)	28
Other	4.5	665	(447)	218

Intangible assets, net		$602,800	$(194,015)	$408,785

        We include amortization of favorable leases in cost of goods sold, buying and occupancy. We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

        Amortization expense included in cost of goods sold, buying and occupancy was $1.8 million for the three months ended September 30, 2011 and $2.2 million for the same period in 2010. Amortization expense included in cost of goods sold, buying and occupancy was $5.8 million for the nine months ended September 30, 2011 and $7.1 million for the same period in 2010.

        Amortization expense included in selling, general and administrative expense was $8.8 million for the three months ended September 30, 2011 and $10.3 million for the same period in 2010. Amortization expense included in selling, general and administrative expense was $26.6 million for the nine months ended September 30, 2011 and $30.7 million for the same period in 2010.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Goodwill and Intangible Assets (Continued)

        The future estimated amortization expense related to intangible assets as of September 30, 2011 is as follows (in thousands):

Year
Remainder of fiscal 2011	10,548
2012	33,589
2013	25,507
2014	18,763
2015	14,166
Thereafter	33,075

Total	$135,648

3. Restructuring and Exit Activities

        In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization. As part of the restructuring plan, we are relocating the operations of our Direct Response business located in Medford, Oregon to Southern California early in 2012. We believe that having these operations at a single location will improve our ability to execute strategic initiatives. Direct Response operations will continue in Medford through the end of 2011.

        In connection with this restructuring activity, we are incurring employee termination costs, which include retention bonuses and severance pay to personnel in Medford and at our corporate office. We are also incurring other transition costs, such as relocation assistance, additional recruiting and travel expense, information technology integration costs and other similar costs.

        Restructuring costs incurred for each segment were as follows (in thousands):

	Three months ended September 30, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$123	$1,459	$149	$1,731
Employee relocation and recruiting costs	—	190	841	1,031
Other costs	343	1,861	482	2,686

Total	$466	$3,510	$1,472	$5,448

	Nine months ended September 30, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$265	$2,819	$1,302	$4,386
Employee relocation and recruiting costs	45	418	896	1,359
Other costs	374	1,964	781	3,119

Total	$684	$5,201	$2,979	$8,864

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Restructuring and Exit Activities (Continued)

        Costs incurred during the nine months ended September 30, 2011 represent the cumulative costs recognized from inception of the restructuring plan. Restructuring and exit activity costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The restructuring plan did not result in any impairment of property and equipment as of September 30, 2011.

        Employee termination costs include retention bonuses of $3.1 million and severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

        We expect to incur additional costs for this restructuring activity during the fourth quarter of fiscal 2011 and the first quarter of 2012. We expect to incur additional employee termination costs of $1.6 million, primarily at our Direct Response segment. We expect to incur additional relocation, recruiting and other costs of approximately $0.2 million at our Guitar Center segment, approximately $1.2 million at our Direct Response segment and approximately $1.9 million at our corporate segment.

        The following table summarizes our restructuring accrual activity for the nine months ended September 30, 2011, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2010	$—
Charges	4,545
Cash payments	(832)
Change in estimated liability	(159)

Balance at September 30, 2011	$3,554

        Changes in the estimated liability for employee termination costs resulted from greater than expected voluntary employee terminations prior to meeting the conditions necessary to receive a retention bonus payment.

        Accrued termination costs are expected to be paid during the fourth quarter of 2011 and the first quarter of 2012 and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

        Other restructuring costs are expensed as incurred. These costs are paid currently and the accrued balances were not material to our balance sheet as of September 30, 2011.

        We expect to sell our owned office facility in Medford after Direct Response operations have moved to Southern California. We are currently accelerating depreciation over its expected remaining useful life and will assess for any impairment once the facility is classified as available for sale.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Comprehensive Loss

        Other comprehensive loss includes charges and credits to stockholders' equity that are not the result of transactions with stockholders. Our total comprehensive loss consists of net loss and unrealized losses on derivative instruments.

        The following table presents other comprehensive loss and comprehensive loss, net of income tax (in thousands):

  Holdings

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(27,383)	$(23,050)	$(64,786)	$(54,175)
Other comprehensive loss:
Unrealized loss on hedging arrangements	(31)	(69)	(6)	(532)

Comprehensive loss	$(27,414)	$(23,119)	$(64,792)	$(54,707)

  Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(13,759)	$(10,214)	$(24,385)	$(17,800)
Other comprehensive loss:
Unrealized loss on hedging arrangements	(31)	(69)	(6)	(532)

Comprehensive loss	$(13,790)	$(10,283)	$(24,391)	$(18,332)

        Gains and losses on derivative instruments, net of income tax, are included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Our derivative instruments consist of two interest rate cap agreements. As of September 30, 2011 these interest rate cap agreements were de-designated as cash flow hedges and changes in their fair value are recorded in interest expense in our statements of operations. Amounts in accumulated other comprehensive loss remaining prior to de-designation are amortized into interest expense over the remaining term of the contracts, which end in December 2012 and January 2013.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	861	1,341
Senior unsecured notes	375,000	375,000

	997,623	998,103
Less current portion	645	641

Guitar Center long-term debt, net of current portion	996,978	997,462
Holdings
Senior unsecured PIK notes	564,673	564,673

Holdings long-term debt, net of current portion	$1,561,651	$1,562,135

        Guitar Center long-term debt as of September 30, 2011 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million and no amounts drawn, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million, (3) a senior unsecured loan facility, referred to as the senior notes, with an aggregate principal amount of $375 million.

        Holdings long-term debt as of September 30, 2011 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

        Guitar Center's term loan, asset-based facility and senior notes are guaranteed by substantially all of its subsidiaries. The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several and Guitar Center, Inc. has no assets or operations independent from its subsidiaries within the meaning of Regulation S-X, Rule 3-10. Any non-guarantor subsidiaries are minor.

        For information about dividend restrictions among Holdings, Guitar Center and its guarantor subsidiaries, see Note 5 to the audited consolidated financial statements included in our registration statement on Form S-4, Amendment Number 2, filed with the SEC on September 8, 2011.

        On March 2, 2011, we entered into amendments and extensions to our asset-based facility, term loan, senior notes and senior PIK notes, referred to as the transactions.

        Lenders holding in excess of two-thirds of the commitments under our asset-based facility and in excess of 95% of our term loan facility elected to extend their commitments, and all of the holders of our senior notes and senior PIK notes consented to the transactions. The lenders were paid an aggregate of $8.1 million in arrangement, consent and extension fees as part of the transactions. Fees

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Long-Term Debt (Continued)

paid to lenders were capitalized as debt issuance costs and are included in other assets, net in the accompanying condensed consolidated balance sheets. We amortize debt issuance costs to interest expense over the term of the related debts, using the effective interest method. Certain costs paid to third parties totaling $0.8 million for Holdings and $0.5 million for Guitar Center related to this amendment were expensed and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

        The transactions extended the terms of the facilities, modified pricing and amended the financial covenant and other terms of the facilities, including the following:

  Guitar Center Asset-Based Facility

  •
  reduced the maximum borrowing amount from $375 million to $373 million

  •
  extended the maturity from October 2013 to February 2016 with respect to $253 million of the maximum available borrowing amount

  •
  increased the undrawn pricing from 25 basis points to 50 basis points, and increased the pricing margin over LIBOR on drawn amounts by 150 basis points on the extended commitments

  •
  increased the pricing margin over prime rate borrowings by 175 basis points on the extended commitments

  •
  provided the lenders with a fee of 50 basis points if their commitment is reduced or 75 basis points if their full commitment was extended

  Guitar Center Term Loan Facility

  •
  extended the maturity from October 2014 to April 2017 with respect to $613.8 million of the outstanding principal balance

  •
  increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance

  •
  increased the pricing margin over prime rate from 250 basis points to 425 basis points on the extended principal balance

  •
  provided the lenders with a fee of five basis points for consenting to the transaction and an additional 20 basis points for extending their commitments

  •
  amended the secured net leverage ratio covenant to 3.5x until June 30, 2014, and 3.25x from July 1, 2014 until June 30, 2015 and 3.0x from July 1, 2015 until maturity

  •
  included a prepayment premium on the extended loans if prepaid or repriced within one year of the transactions

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Long-Term Debt (Continued)

  Guitar Center Senior Notes

  •
  extended the maturity from October 2015 to October 2017

  •
  increased the non-call period from October 2011 to October 2013

  Holdings Senior PIK Notes

  •
  extended the maturity from April 2016 to April 2018

  •
  allowed 50% of the four cash interest payments from April 2011 until October 2012 to be reinvested in newly issued senior notes, provided a consolidated net leverage ratio of 8.5x is maintained

  •
  increased the non-call period from October 2011 to October 2013

  •
  increased the prepayment premium based upon the number of reinvestment elections

        Loans held by lenders not agreeing to extend their loans in the transaction will continue at their existing pricing and maturity.

        On September 27, 2011, we obtained a $15 million commitment under the extended terms of the asset-based facility to substitute commitments that were not extended by other participating lenders in March 2011. An aggregate of $0.2 million was paid in arrangement, consent, extension, and third party fees as part of the transaction. Fees paid were capitalized and are amortized into interest expense using the effective interest method.

        We did not elect to reinvest any part of the April 2011 or October 2011 interest payments on the senior PIK note, but did make such an election for the interest payment due in April 2012.

        As of September 30, 2011, we were in compliance with all of our debt covenants.

        Future maturities of long-term debt as of September 30, 2011 are as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of fiscal 2011	$161	$—	$161
2012	646	—	646
2013	5,941	—	5,941
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
Thereafter	963,561	564,673	1,528,234

	$997,623	$564,673	$1,562,296

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Long-Term Debt (Continued)

  Deferred Financing Fees

  Guitar Center

        Amortization of deferred financing fees included in interest expense was $0.6 million for the three months ended September 30, 2011 and $0.5 million for the same period in 2010. Amortization of deferred financing fees included in interest expense was $1.8 million for the nine months ended September 30, 2011 and $1.6 million for the same period in 2010. Unamortized deferred financing fees were $13.6 million at September 30, 2011 and $7.9 million at December 31, 2010. Related accumulated amortization was $9.6 million at September 30, 2011 and $7.7 million at December 31, 2010.

  Holdings

        Amortization of deferred financing fees included in interest expense was $0.7 million for the three months ended September 30, 2011 and $0.6 million for the same period in 2010. Amortization of deferred financing fees included in interest expense was $2.2 million for the nine months ended September 30, 2011 and $1.9 million for the same period in 2010. Unamortized deferred financing fees were $16.3 million at September 30, 2011 and $10.0 million at December 31, 2010. Related accumulated amortization was $12.1 million at September 30, 2011 and $9.9 million at December 31, 2010.

6. Segment Information

        We have three reporting segments; Guitar Center, Direct Response and Music & Arts.

        Beginning in the first quarter of 2011, we reorganized our segments to emphasize a brand reporting structure. We had previously defined our segments by sales or fulfillment channel, whether through our retail stores, internet and catalog direct response or the rental-focused Music & Arts segment. Segment results and net assets for 2010 have been adjusted to reflect the realignment of our Guitar Center online operations and Music & Arts online operations.

        The Guitar Center segment sells products and services through Guitar Center retail stores and online. For the Guitar Center segment, operating costs primarily consist of labor, advertising, depreciation and store occupancy costs.

        The Direct Response segment sells products through direct mail catalogs and e-commerce websites. For the Direct Response segment, operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing and fulfillment costs.

        The Music & Arts segment specializes in band instruments for sales and rental, serving teachers, band directors, college professors and students.

        The corporate segment consists of centralized management, general and administrative functions and is not an operating segment. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in evaluating segment results.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Segment Information (Continued)

        Our chief operating decision makers include our chief executive officer and chief financial officer. Our chief operating decision makers evaluate segment performance based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements. Management views Adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis. Adjusted EBITDA is a measure which is also used in calculating financial ratios in several material debt covenants in our asset-based credit facility and term loan. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies.

        The following tables summarize financial information for our reporting segments (in thousands):

	Three Months Ended September 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$358,109	$44,680	$85,340	$—	$488,129
Gross profit	102,560	18,630	23,063	—	144,253
Selling, general and adiministrative expenses	90,465	17,739	27,724	7,755	143,683
Operating income (loss)	12,095	891	(4,661)	(7,755)	570
Depreciation and amortization	19,298	1,008	5,663	532	26,501
Adjusted EBITDA	34,036	2,181	4,065	(3,164)	37,118
Capital expenditures	9,287	982	1,835	1,337	13,441
Total assets
Holdings	1,561,717	114,152	336,048	56,879	2,068,796
Guitar Center	1,561,717	114,152	336,048	53,657	2,065,574

	Three Months Ended September 30, 2010
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$329,232	$44,336	$91,439	$—	465,007
Gross profit	91,196	18,198	25,115	—	134,509
Selling, general and adiministrative expenses	83,294	18,045	25,351	5,421	132,111
Operating income (loss)	7,902	153	(236)	(5,421)	2,398
Depreciation and amortization	20,048	1,070	4,628	482	26,228
Adjusted EBITDA	29,089	1,323	4,567	(3,542)	31,437
Capital expenditures	9,136	789	4,035	579	14,539
Total assets
Holdings	1,524,514	112,085	415,276	72,592	2,124,467
Guitar Center	1,524,514	112,085	415,276	39,272	2,091,147

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Segment Information (Continued)

	Nine Months Ended September 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,074,389	$126,965	$268,628	$—	$1,469,982
Gross profit	310,216	60,285	75,417	—	445,918
Selling, general and adiministrative expenses	262,080	50,693	82,972	27,177	422,922
Operating income (loss)	48,136	9,592	(7,555)	(27,177)	22,996
Depreciation and amortization	57,183	3,149	15,557	1,598	77,487
Adjusted EBITDA	110,158	13,282	12,764	(10,576)	125,628
Capital expenditures	22,869	2,998	6,254	2,965	35,086
Total assets
Holdings	1,561,717	114,152	336,048	56,879	2,068,796
Guitar Center	1,561,717	114,152	336,048	53,657	2,065,574

	Nine Months Ended September 30, 2010
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,016,184	$125,914	$271,280	$—	$1,413,378
Gross profit	283,734	57,110	76,994	—	417,838
Selling, general and adiministrative expenses	250,115	49,969	74,060	17,505	391,649
Operating income (loss)	33,619	7,141	2,934	(17,505)	26,189
Depreciation and amortization	60,626	3,204	13,341	1,384	78,555
Adjusted EBITDA	98,976	10,958	16,874	(11,858)	114,950
Capital expenditures	21,663	1,924	9,942	813	34,342
Total assets
Holdings	1,524,514	112,085	415,276	72,592	2,124,467
Guitar Center	1,524,514	112,085	415,276	39,272	2,091,147

        Segment operating results of Holdings and Guitar Center are the same, except that in the first nine months of 2011, selling, general and administrative expenses of $0.3 million related to the amendments and extension of our long-term debt were incurred at the corporate segment at Holdings and were not allocated to Guitar Center.

        We record property and equipment at our segments based on capital expenditures made at each segment. We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets. Although depreciation and amortization expense are excluded from Adjusted EBITDA, these measures are regularly provided to our chief operating decision maker as indicators of the capital investment at each segment.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Segment Information (Continued)

        The following table presents a reconciliation of Adjusted EBITDA to consolidated loss before income taxes (in thousands):

  Holdings

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA
Guitar Center	$34,036	$29,089	$110,158	$98,976
Music & Arts	2,181	1,323	13,282	10,958
Direct Response	4,065	4,567	12,764	16,874
Corporate	(3,164)	(3,542)	(10,576)	(11,858)

	37,118	31,437	125,628	114,950
Depreciation and amortization expense	26,501	26,228	77,487	78,555
Interest expense, net	40,870	36,325	119,998	107,798
Non-cash charges	820	862	2,485	2,807
Non-recurring charges	635	—	5,252	—
Other adjustments	8,592	1,949	17,408	7,399

Consolidated loss before income taxes	$(40,300)	$(33,927)	$(97,002)	$(81,609)

  Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA
Guitar Center	$34,036	$29,089	$110,158	$98,976
Music & Arts	2,181	1,323	13,282	10,958
Direct Response	4,065	4,567	12,764	16,874
Corporate	(3,164)	(3,542)	(10,576)	(11,858)

	37,118	31,437	125,628	114,950
Depreciation and amortization expense	26,501	26,228	77,487	78,555
Interest expense, net	20,877	17,643	60,020	53,180
Non-cash charges	820	862	2,485	2,807
Non-recurring charges	635	—	5,252	—
Other adjustments	8,592	1,949	17,130	7,399

Consolidated loss before income taxes	$(20,307)	$(15,245)	$(36,746)	$(26,991)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Segment Information (Continued)

        Adjustments in the calculation of Adjusted EBITDA include the following:

  •
  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

  •
  Non-recurring charges include losses realized in 2011 on the sale of our corporate aircraft.

  •
  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to the majority stockholder.

    Restructuring charges included in other adjustments were $5.4 million for the three months ended September 30, 2011 and $8.9 million for the nine months ended September 30, 2011. No restructuring charges were included in other adjustments during the three or nine months ended September 30, 2010.

7. Fair Value Measurements

        The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under GAAP. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.

        Valuation inputs are classified into the following hierarchy:

  •
  Level 1 Inputs—Quoted prices for identical instruments in active markets.

  •
  Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  •
  Level 3 Inputs—Instruments with primarily unobservable value drivers.

        We do not have any material assets or liabilities measured at fair value on a recurring basis.

        Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived and intangible assets that have been reduced to fair value when they are impaired, long-lived assets that are held for sale and cost or equity method investments that are written down to fair value when they are impaired. Assets and investments that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Fair Value Measurements (Continued)

        The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
Specific-store leasehold improvements	$—	$—	$1,350	$1,350	$884

        We estimated the fair value of specific-store leasehold improvements using the income approach, considering the cash flows expected over the remaining lease term for each location. The income-based approach uses unobservable inputs, including projected free cash flow and internal cost of capital and accordingly these fair value measurements have been classified as Level 3 in the fair value hierarchy.

        The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

        We estimated the fair value of our long-term debt based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

        The following table reflects the difference between the carrying value and fair value of our long-term debt (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Guitar Center
Senior secured term loan	$621,762	$553,368	$621,762	$575,130
Senior unsecured notes	375,000	381,621	375,000	403,425
Capital lease obligations	861	861	1,341	1,341

Total Guitar Center	997,623	935,850	998,103	979,896
Holdings
Senior unsecured PIK notes	564,673	581,898	564,673	607,758

Total Holdings	$1,562,296	$1,517,748	$1,562,776	$1,587,654

8. Legal

        On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and a large musical instrument manufacturer, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California's Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Legal (Continued)

courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

        In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 ("MDL 2121"), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. The court has allowed limited discovery to commence. With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. We are not currently able to estimate a probable outcome or range of loss in this matter.

        On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel and will be filing a responsive pleading. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. We are not currently able to estimate a probable outcome or range of loss in this matter.

        On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. We are not currently able to estimate a probable outcome or range of loss in this matter.

        In addition to the matters described above, we are involved in various claims and legal actions in the normal course of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management's opinion that, after consultation with counsel and a review of the facts, a material loss with regard to the statements of financial position,

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Legal (Continued)

operations and cash flows from such currently pending normal course of business litigation matters is not probable or reasonably possible.

9. Subsequent Events

        We have evaluated events and transactions subsequent to September 30, 2011 for disclosure or recognition through the issuance date of the interim financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management "anticipate," "plan," "project," "estimate," "expect," "believe," "intend," "may," "will," "should" and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and future effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in the section entitled "Risk Factors" in our registration statement on Form S-4, Amendment Number 2, filed with the Securities and Exchange Commission, or the SEC, on September 8, 2011.

        Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized.

        The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and management's discussion and analysis and the consolidated financial statements and related notes included in our registration statement on Form S-4, Amendment Number 2, filed with the SEC on September 8, 2011.

        The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

        Amounts shown in tables are generally rounded. Therefore, discrepancies in the tables between totals and the sum of the amounts listed may occur. All amounts included herein are unaudited.

General

        We are the leading retailer of music products in the United States, based on revenue. We operate three reportable business segments: Guitar Center, Direct Response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. Our Direct Response segment brands offer catalog and online sales of a broad selection of music products under several brand names, including Musician's Friend, Music123 and Woodwind & Brasswind. Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

        Our Guitar Center and Music & Arts reportable segments are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our Direct Response reportable segment is comprised primarily of the online operations of our Musician's Friend, Inc. and Music123, Inc. subsidiaries. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of Guitar Center Stores, Inc., Musician's Friend, Inc. and Music123, Inc.

        As of September 30, 2011, our wholly owned retail subsidiary operated 221 Guitar Center stores in 43 states and 102 Music & Arts stores in 19 states. As of September 30, 2011, our Guitar Center stores consisted of 143 primary format stores, 74 secondary format stores and four tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 14,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet.

        During the third quarter of 2011, we opened two secondary format Guitar Center stores in Huntsville, Alabama and Round Rock, Texas. During the nine months ended September 30, 2011, we opened a total of seven new Guitar Center stores, comprised of three primary format stores, three secondary format stores and one tertiary format store.

        We may refer to comparable store sales in this management discussion and analysis. Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include the sales of Guitar Center online operations. We do not exclude relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report on Form 10-Q are based on this calculation methodology.

Recent Events

Restructuring and exit activities

        In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization. As part of the restructuring plan, we are relocating the operations of our Direct Response business located in Medford, Oregon to Southern California early in 2012. We believe that having these operations at a single location will improve our ability to execute strategic initiatives. Direct Response operations will continue in Medford through the end of 2011.

        In connection with this restructuring activity, we are incurring employee termination costs, which include retention bonuses for personnel in Medford and at our corporate office. The retention agreements require employees to maintain their employment through pre-determined dates between August 2011 and February 2012. We are accruing these costs over the respective retention periods, which range between 4 and 10 months. We adjust the termination cost accrual for changes in estimates about the number of employees who will voluntarily terminate their employment before the end of the retention period. We expect to pay an aggregate of $4.7 million related to employee termination benefits. The payments began in August 2011 and will continue through February 2012. Approximately 90% of the retention payments will be made by the end of 2011, with the remaining payments made in the first quarter of 2012.

        We also recognized severance expense of $1.3 million during the second quarter of 2011 under existing employment agreements for executives whose positions were eliminated in the restructuring. Payments under these severance agreements are being made in monthly installments over 12 months, ending on dates between May and August 2012.

        See Note 3 in the combined notes to condensed consolidated financial statements in this quarterly report on Form 10-Q for a summary of accruals, payments and adjustments of accrued employee termination costs.

        We are also incurring other transition costs related to this restructuring activity, which include employee relocation assistance, incremental travel expenses, information technology integration and other similar costs. These costs are expensed as incurred, and we expect to incur these costs through the first quarter of 2012. We expect the timing of these costs will be similar to that of the employee termination benefit payments.

        During the first nine months of 2011, we incurred $8.9 million of restructuring charges. We expect the total expenses related to the restructuring will be between approximately $13 million and $15 million.

        We expect to sell our owned office facility in Medford after Direct Response operations have moved to Southern California. We are currently accelerating the building depreciation over its expected remaining useful life and will assess for any impairment once the facility is classified as available for sale. We expect to initiate a plan to sell the facility during the fourth quarter of 2011. As of September 30, 2011, the facility has a carrying value of $4.9 million.

Impact of California Sales Tax

        As a result of the restructuring activity, our direct response business established a physical presence in California during the third quarter of 2011 and is consequently required to collect sales tax on purchases made by customers located in California. We believe that collecting sales tax from California consumers contributed to a decline in e-commerce sales in California.

Impact of Federal Health Care Reform Legislation

        In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or "the Acts." We do not expect the provisions of the Acts to have a significant impact to our condensed consolidated financial statements in the short term. The longer term potential impacts of the Acts to our business and the condensed consolidated financial statements are currently uncertain. We will continue to assess the impact of the Acts on our health plan.

Results of Operations

        The following tables present our consolidated statements of operations, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Gross profit	29.6	28.9	30.3	29.6
Selling, general and administrative expenses	29.4	28.4	28.8	27.7

Operating income	0.1	0.5	1.6	1.9
Interest expense, net	8.4	7.8	8.2	7.6

Loss before income taxes	(8.3)	(7.3)	(6.6)	(5.8)
Income tax benefit	(2.6)	(2.3)	(2.2)	(1.9)

Net loss	(5.6)%	(5.0)%	(4.4)%	(3.8)%

Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Gross profit	29.6	28.9	30.3	29.6
Selling, general and administrative expenses	29.4	28.4	28.8	27.7

Operating income	0.1	0.5	1.6	1.9
Interest expense, net	4.3	3.8	4.1	3.8

Loss before income taxes	(4.2)	(3.3)	(2.5)	(1.9)
Income tax benefit	(1.3)	(1.1)	(0.8)	(0.7)

Net loss	(2.8)%	(2.2)%	(1.7)%	(1.3)%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

  Net sales

        Consolidated net sales for the third quarter of 2011 increased 5.0% to $488.1 million, compared to $465.0 million for the same period in 2010.

        Net sales from the Guitar Center segment for the third quarter of 2011 totaled $358.1 million, an increase of 8.8% from $329.2 million for the same period in 2010. Comparable retail store sales increased 6.3%, or $19.7 million, and sales from our Guitar Center online operations increased 23.4%, or $3.9 million. Seven new stores opened during 2011 contributed $5.4 million in sales for the quarter. The increase in comparable segment net sales was primarily due to a 2.6% increase in average order size. We believe the increase is primarily the result of successful promotions encouraging customers to make larger purchases.

        Net sales from the Direct Response segment for the third quarter of 2011 totaled $85.3 million, a decrease of 6.7% from $91.4 million for the same period in 2010. The decrease in sales primarily reflects the effect of decreased traffic on our Direct Response websites and an 8.4% decrease in average order value on our Musician's Friend website. We believe traffic on our websites has been affected by the disruption of restructuring activities as key marketing and e-commerce support operations are transitioned from Medford to Southern California. We believe the decrease in average order sizes on our Musician's Friend website is related to our free shipping policy. Our Direct Response segment continues to face increasing competition as established online retailers add musical instruments to their product offerings. We expect this competition to affect this segment's net sales and gross profit for the foreseeable future.

        Net sales from the Music & Arts segment for the third quarter of 2011 totaled $44.7 million, an increase of 0.9% from $44.3 million for the same period in 2010.

  Gross profit

        Consolidated gross profit for the third quarter of 2011 increased 7.3% to $144.3 million, compared to $134.5 million for the same period in 2010. Gross profit margin for the third quarter of 2011 increased to 29.6% from 28.9% for the same period in 2010.

        Gross profit margin for our Guitar Center segment was 28.6% for the third quarter of 2011 compared to 27.7% for the same period in 2010. The increase was primarily due to lower occupancy costs of 0.8%. Occupancy costs decreased primarily due to lower depreciation and amortization expense, reflecting the slower pace of store remodels and relocations.

        Gross profit margin for Direct Response was 27.0% for the third quarter of 2011 compared to 27.5% for the same period in 2010. The decrease was primarily due to higher freight costs of 1.0%, partially offset by improved selling margin of 0.2%. The increase in freight expense was due to higher fuel surcharges and the effect of our free shipping initiative. The increase in selling margin was driven by product mix and pricing.

        Gross profit margin for Music & Arts was 41.7% for the third quarter of 2011 compared to 41.0% for the same period in 2010. The increase was primarily due to higher selling margin of 0.5%. The increase in selling margin was driven by product mix and pricing.

  Selling, general and administrative expenses

        Consolidated selling, general and administrative expenses for the third quarter of 2011 increased 8.8% to $143.7 million from $132.1 million for the same period in 2010. The consolidated increase in selling, general and administrative expenses includes restructuring charges of $5.4 million during the quarter that were not incurred in the prior year. Additionally, compensation expense increased $1.9 million, primarily at our Guitar Center segment, and consolidated depreciation and amortization expense increased $1.4 million related to completed software development projects to upgrade our e-commerce platforms. Of the $5.4 million in restructuring charges, corporate restructuring charges of $1.5 million were not allocated to our business segments. As a percentage of net sales, selling, general and administrative expenses for the third quarter of 2011 were 29.4% compared to 28.4% for the same period in 2010.

        Selling, general and administrative expenses for the Guitar Center segment for the third quarter of 2011 were 25.3% of segment net sales, consistent with the same period in 2010. Lower compensation expense of 0.5% was partially offset by higher advertising expense of 0.4%. Compensation expense decreased as a percentage of net sales due to the leveraging effect of higher net sales, although higher sales commissions contributed to an overall increase in compensation expense. Advertising expense increased due to greater use of television and Internet-based advertising.

        Selling, general and administrative expenses for Direct Response for the third quarter of 2011 were 32.5% of segment net sales compared to 27.7% for the same period in 2010. The increase was due to restructuring charges of 4.1% and higher depreciation and amortization expense of 1.6%. Restructuring charges were not incurred in the prior year period and are primarily comprised of employee termination benefits and consulting fees incurred to transition marketing and technology operations. The increase in depreciation expense was primarily due to upgrades to our e-commerce platforms.

        Selling, general and administrative expenses for Music & Arts for the third quarter of 2011 were 39.7% of segment net sales compared to 40.7% for the same period in 2010. The decrease was primarily due to lower advertising expense of 0.8%.

  Operating income

        Consolidated operating income for the third quarter of 2011 decreased 75.0% to $0.6 million, compared to $2.4 million for the same period in 2010. As a percentage of net sales, consolidated operating income for the third quarter of 2011 decreased to 0.1%, compared to 0.5% for the same period in 2010.

  Interest expense (Holdings)

        Net interest expense for Holdings for the third quarter of 2011 increased 12.7% to $40.9 million, compared to $36.3 million for the same period in 2010. The increase was primarily due to higher interest expense of $2.8 million on our term loan and $1.3 million on our senior PIK notes. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Interest expense on the senior PIK notes increased due to the addition of accrued interest to the outstanding principal balance. Accrued interest payable on the senior PIK notes from April 2008 to October 2010 was deferred and added to the outstanding principal balance, as permitted under the debt agreement.

  Interest expense (Guitar Center)

        Net interest expense for Guitar Center for the third quarter of 2011 increased 18.8% to $20.9 million, compared to $17.6 million for the same period in 2010. The increase was primarily due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

  Income tax benefit (Holdings)

        Income tax benefit for Holdings for the third quarter of 2011 was $12.9 million, compared to $10.9 million for the same period in 2010. The effective tax rate was 32.1% for the third quarter of 2011 and 2010.

  Income tax benefit (Guitar Center)

        Income tax benefit for Guitar Center for the third quarter of 2011 was $6.5 million, compared to $5.0 million for the same period in 2010. The effective tax rate for the third quarter of 2011 was 32.3% compared to 33.0% for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

  Net sales

        Consolidated net sales for the nine months ended September 30, 2011 increased 4.0% to $1,470.0 million, compared to $1,413.4 million for the same period in 2010.

        Net sales from the Guitar Center segment for the nine months ended September 30, 2011 totaled $1,074.4 million, an increase of 5.7% from $1,016.2 million for the same period in 2010. Seven new stores were opened during the first nine months of 2011 which contributed $10.2 million in sales. Comparable retail store sales increased 4.3%, or $41.4 million, and sales from our Guitar Center online operations increased 12.6%, or $6.5 million, compared to the same period in 2010. The increase in comparable store sales and online sales were primarily due to a 2.5% increase in average order size. We believe the increase is primarily the result of successful promotions encouraging customers to make larger purchases.

        Net sales from the Direct Response segment for the nine months ended September 30, 2011 totaled $268.6 million, a decrease of 1.0% from $271.3 million for the same period in 2010. The decrease in sales is primarily related to a 20.5% decrease in average order size as customers are purchasing lower-priced items. Our Direct Response segment continues to face increasing competition as established online retailers add musical instruments to their product offerings. We expect this competition to affect this segment's net sales and gross profit for the foreseeable future.

        Net sales from the Music & Arts segment for the nine months ended September 30, 2011 totaled $127.0 million, an increase of 0.9% from $125.9 million for the same period in 2010.

  Gross profit

        Consolidated gross profit for the nine months ended September 30, 2011increased 6.7% to $445.9 million, compared to $417.8 million for the same period in 2010. Gross profit margin for the nine months ended September 30, 2011 increased to 30.3% from 29.6% for the same period in 2010.

        Gross profit margin for our Guitar Center segment was 28.9% for the nine months ended September 30, 2011 compared to 27.9% for the same period in 2010. The increase was primarily due to lower occupancy costs of 0.6% and higher selling margin of 0.5%. Occupancy costs decreased primarily due to lower depreciation and amortization expense, reflecting the slower pace of store remodels and relocations. The increase in selling margin was driven by product mix and pricing.

        Gross profit margin for Direct Response was 28.1% for the nine months ended September 30, 2011 compared to 28.4% for the same period in 2010. The decrease was primarily due to higher freight costs of 0.4%, related to an increase in fuel surcharges and our free shipping initiative.

        Gross profit margin for Music & Arts was 47.5% for the nine months ended September 30, 2011 compared to 45.4% for the same period in 2010. The increase was primarily due to higher selling margin of 1.4% and lower shrink expense of 0.5%. The increase in selling margin was driven by sales mix and favorable pricing from certain key vendors. Shrink expense decreased as a result of inventory control improvements.

  Selling, general and administrative expenses

        Consolidated selling, general and administrative expenses of Holdings for the nine months ended September 30, 2011 increased 8.0% to $422.9 million from $391.6 million for the same period in 2010.

        The consolidated increase in selling, general and administrative expenses includes restructuring charges of $8.9 million and a loss of $5.2 million on the sale of our corporate aircraft that were not incurred in the prior year. Additionally, consolidated compensation expense increased $5.4 million, primarily in sales commissions at our Guitar Center segment, consolidated advertising expense increased $3.4 million and professional fees increased $1.9 million in connection with the amendment and extension of our debt facilities and related registration of our debt with the SEC.

        Corporate restructuring charges of $3.0 million, the loss on sale of our corporate aircraft and fees related to the amendments of our debt facilities and related SEC registration were not allocated to our business segments. As a percentage of net sales, consolidated selling, general and administrative expenses of Holdings for the nine months ended September 30, 2011 were 28.8% compared to 27.7% for the same period in 2010.

        Consolidated selling, general and administrative expenses of Guitar Center for the nine months ended September 30, 2011 were $422.6 million, compared to $391.6 million for the same period in 2010. The difference between selling, general and administrative expenses for Holdings and Guitar Center relates to $0.3 million of debt modification expenses incurred by Holdings.

        Selling, general and administrative expenses for the Guitar Center segment for the nine months ended September 30, 2011 were 24.4% of segment net sales compared to 24.6% for the same period in 2010. The decrease was primarily due to lower compensation expense of 0.3% from leveraging on higher net sales, although higher sales commissions contributed to an overall increase in compensation expense.

        Selling, general and administrative expenses for Direct Response for the nine months ended September 30, 2011 were 30.9% of segment net sales compared to 27.3% for the same period in 2010. The increase was primarily due to restructuring charges of 1.9%, higher depreciation and amortization expense of 0.9% and higher advertising expense of 0.6%. Restructuring charges were not incurred in the prior year and are primarily comprised of employee termination benefits and consulting costs related to the relocation of our Direct Response operations. The increase in depreciation expense was due to upgrades to our e-commerce platforms. Advertising expense increased primarily due to greater use of pay-per-click and digital advertising tactics compared to the prior year period.

        Selling, general and administrative expenses for Music & Arts for the nine months ended September 30, 2011 were 39.9% of segment net sales compared to 39.7% for the same period in 2010. The increase was primarily due to higher travel expenses of 0.3% related to increased sales and management travel to support institutional and back-to-school sales.

  Operating income (Holdings)

        Consolidated operating income for Holdings for the nine months ended September 30, 2011 decreased 12.2% to $23.0 million, compared to $26.2 million for the same period in 2010. As a percentage of net sales, consolidated operating income for the nine months ended September 30, 2011 decreased to 1.6%, compared to 1.9% for the same period in 2010.

  Operating income (Guitar Center)

        Consolidated operating income for Guitar Center for the nine months ended September 30, 2011 decreased 11.1% to $23.3 million, compared to $26.2 million for the same period in 2010. As a percentage of net sales, consolidated operating income for the nine months ended September 30, 2011 decreased to 1.6%, compared to 1.9% for the same period in 2010.

  Interest expense (Holdings)

        Net interest expense for Holdings for the nine months ended September 30, 2011 increased 11.3% to $120.0 million, compared to $107.8 million for the same period in 2010. The increase was primarily due to higher interest expense of $6.4 million on our term loan and $5.4 million on our senior PIK notes. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Interest expense on the senior PIK notes increased due to the addition of accrued interest to the outstanding principal. Accrued interest payable on the senior PIK notes from April 2008 to October 2010 was deferred and added to the outstanding principal balance, as permitted under the debt agreement.

  Interest expense (Guitar Center)

        Net interest expense for Guitar Center for the nine months ended September 30, 2011 increased 12.8% to $60.0 million, compared to $53.2 million for the same period in 2010. The increase was primarily due to higher interest expense of $6.4 million on our term loan. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

  Income tax benefit (Holdings)

        Income tax benefit for Holdings for the nine months ended September 30, 2011 was $32.2 million, compared to $27.4 million for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 33.2%, compared to 33.6% for the same period in 2010.

  Income tax benefit (Guitar Center)

        Income tax benefit for Guitar Center for the nine months ended September 30, 2011 was $12.4 million, compared to $9.2 million for the same period in 2010. The effective tax rate for the third quarter of 2011 was 33.6% compared to 34.1% for the same period in 2010.

Liquidity and Capital Resources

        Our principal sources of cash are cash generated from operating activities and available borrowing capacity under our asset-based revolving credit facility. Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of September 30, 2011, the borrowing base was $295.2 million, which supported $7.4 million of outstanding letters of credit and $287.8 million of availability.

        Our principal uses of cash have included capital expenditures, the financing of working capital and payments on our indebtedness.

        Holdings' business activities consist solely of debt and equity financing related to its ownership of Guitar Center, and consequently Holdings does not generate cash flows other than amounts distributed to it by Guitar Center. Holdings is dependent on distributions received from Guitar Center to meet its debt service obligations on the senior PIK note. The senior PIK note is not guaranteed by any of Holdings' subsidiaries.

        We believe that the asset-based revolving credit facility, our cash and funds generated from operations will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the next 12 months. Over the longer term, we expect that operating cash flows from our existing businesses will continue to be adequate to fund capital expenditures and working capital requirements. We plan to expand our retail store presence and increase our investments in e-commerce, increasing the operating cash flows from our existing businesses to fund debt service requirements. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors and the cost of litigation claims, among other factors.

        Given that our primary source of liquidity is cash flows generated from operating activities, our liquidity has been and will continue to be affected by general economic conditions in the United States, particularly with respect to discretionary consumer spending in the retail sector and our ability to generate sales revenue. If we do not have sufficient cash flows from operating activities, we may be required to limit our retail store growth strategy. Additionally, we may be unable to meet our debt service requirements, which would have a material adverse impact on our business and operations. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

Cash flows

  Operating activities

        Holdings' net cash used in operating activities was $48.9 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $58.6 million for the same period in 2010. The primary use of cash during the nine months ended September 30, 2011 was an increase in inventories of $81.8 million, due to a planned increase in purchasing to support new store growth, expanded product assortments and increased proprietary inventory levels. The increase in inventory was partially offset by an increase in accounts payable of $34.4 million related to the timing of inventory build for fourth quarter sales and extended vendor payment terms. We also made an interest payment of $39.8 million on the senior PIK notes that was not required in 2010. Semi-annual interest payments due between April 2008 and October 2010 on the senior PIK notes were paid by increasing the principal amount of the notes for the entire amount of the interest payment. The primary sources of cash during the nine months ended September 30, 2010 were net income adjusted for non-cash items and efficient management of working capital, including accounts payable.

        Guitar Center's net cash used in operating activities was $8.9 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $58.6 million for the same period in 2010. The difference between Holdings and Guitar Center operating cash flow represents payment of interest on Holdings' long-term debt.

  Investing activities

        Holdings' and Guitar Center's net cash used in investing activities was $31.1 million for the nine months ended September 30, 2011, compared to $34.6 million for the same period in 2010. Capital expenditures for the nine months ended September 30, 2011 included approximately $17.1 million in information technology development and purchases, $11.3 million related to new Guitar Center stores and $2.6 million to remodel or refurbish our Guitar Center and Music & Arts stores. Proceeds from disposal of property and equipment of $4.0 million for the nine months ended September 30, 2011 includes net proceeds of $3.2 million on the sale of our corporate aircraft. The proceeds will be used to fund ongoing operating activities. Capital expenditures for the nine months ended September 30, 2010 included approximately $21.0 million in information technology development and purchases and $10.2 million to remodel or refurbish existing Guitar Center stores.

  Financing activities

        Holdings' cash used in financing activities was $9.2 million for the nine months ended September 30, 2011, compared to $20.6 million in the same period in 2010. Cash used in financing activities in 2011 was primarily related to the payment of fees to our lenders in connection with an amendment of the terms and extension of maturity dates for our long-term debt. In 2010, we made a prepayment of principal of $20.1 million on our term loan facility relating to excess 2009 cash flow. A similar prepayment was not required in 2011 for excess 2010 cash flow.

        Guitar Center's cash used in financing activities was $49.2 million for the nine months ended September 30, 2011, compared to $20.6 million for the same period in 2010. In 2011, Guitar Center made distributions to Holdings of $41.2 million, primarily to fund payment of interest on the senior PIK notes. Cash paid for financing fees in 2011 was related to an amendment of terms and extension of maturity dates for Guitar Center's long-term debt. In 2010, we made a prepayment of principal of $20.1 million on our term loan facility relating to excess 2009 cash flow. A similar prepayment was not required in 2011 for excess 2010 cash flow.

Capital Expenditure Requirements

        We opened seven new Guitar Center stores during the first nine months of 2011, comprised of three primary format locations, three secondary format locations and one tertiary format location. We expect to open three new stores during the fourth quarter of 2011. We also plan to open new stores at a rate of 10 to 15 stores per year, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

        Historically, our cost of capital improvements for new Guitar Center stores has been approximately $1.2 million for a primary market store and $0.9 million for a secondary market store. These costs generally consist of leasehold improvements, fixtures and equipment. We expect that our costs for capital improvements for stores opened in 2011 will be approximately $1.3 million for primary format stores and $1.1 million for secondary format stores. Additionally, our new primary stores generally require between $1.1 million and $1.2 million of gross inventory and secondary stores require between $0.9 million to $1.0 million of gross inventory upon store opening.

        For 2011, we expect our total capital expenditures to be approximately $53.0 million. This amount primarily is comprised of approximately $28.0 million investment in information technology, $18.0 million in build-out, renovation and relocation costs for new and existing Guitar Center stores and $7.0 million of other capital expenditures.

Debt

        Our outstanding long-term debt as of September 30, 2011 consisted of a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of September 30, 2011 was $1,561 million. We expect interest payments on our long-term debt will be between $148 million and $157 million per year through 2016 and $143 million for years thereafter until the scheduled maturities of our long-term debt.

        The majority of scheduled maturities of our long-term debt occur in 2017 and 2018, with total maturities of $1,528 million in those years. Scheduled maturities and principal payments for the years 2011 through 2016 total $33.2 million. Our long-term debt agreements include restrictive covenants that could require early payment in the event of default. The payment terms, interest rates, fees, covenants and other material terms associated with these debts are described in greater detail in our registration statement on Form S-4, Amendment Number 2, as filed with the SEC on September 8, 2011.

        If the senior PIK notes would otherwise constitute "applicable high yield discount obligations" within the meaning of Section 163 (i)(1) of the Internal Revenue Code at the end of the first accrual period ending after the fifth anniversary of November 28, 2007, Holdings will be required to redeem for cash a portion of each senior PIK note then outstanding equal to the "mandatory principal redemption amount." The redemption price for the portion of each senior PIK note redeemed will be 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. The "mandatory principal redemption amount" means the portion of a senior PIK note required to be redeemed to prevent such note from being treated as an "applicable high yield discount obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code. As of September 30, 2011, payment-in-kind interest of $189.7 million had been added to the initial principal balance of the senior PIK notes, and we estimate that the payment would be the total accrued payment-in-kind amount as of the payment date, less the first annual payment-in-kind amount of $55 million.

        We also have an asset-based revolving credit facility that has a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of September 30, 2011, we had no outstanding principal balance on the asset-based credit facility.

        On September 27, 2011, we obtained a $15 million commitment on our asset-based revolving credit facility to substitute the commitments of other participating lenders, extending the maturity date on the commitment from October 2013 to February 2016. The terms of the new commitment, other than the extended maturity date, are the same as existing terms under the facility. See Note 5 of the combined notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about the terms of the asset-based facility.

        Under the amended terms of the senior PIK notes, we are permitted to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued senior notes, provided a secured net leverage ratio of 8.5x is maintained. We did not elect to reinvest interest payments due on the PIK note in 2011, but did make such an election for the interest payment due in April 2012.

        As of September 30, 2011, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of

September 30, 2011 that does not exceed 3.5x. As of September 30, 2011, our consolidated secured net leverage ratio was 2.7x.

        We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to use under our asset-based revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior notes and senior PIK notes, or to fund our other liquidity needs. We also may need to incur additional indebtedness to finance any future acquisitions.

Contractual obligations and commercial commitments

        As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements. There have been no other material changes to our contractual obligations since December 31, 2010. See our registration statement on Form S-4, Amendment Number 2, filed with the Securities and Exchange Commission on September 8, 2011, for additional information about our contractual obligations and commercial commitments.

Seasonality

        Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher in our Guitar Center stores on a per store basis and through the Direct Response segment than in any other quarter. In addition, band rental season for our Music & Arts stores starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Off-balance sheet arrangements

        We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K that have or are reasonably likely to have a material current or future on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our registration statement on Form S-4, Amendment Number 2, filed with the SEC on September 8, 2011, for a discussion of our critical accounting policies. There has been no significant change in our critical accounting policies or estimates since the end of fiscal 2010.

Recently Issued Accounting Pronouncements

        See Note 1 in the combined notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have market risk exposure arising from changes in interest rates on our term loan credit facility. The interest rates on our term loan facility will reprice periodically, which will impact our earnings and cash flow. The interest rates on our senior notes are fixed.

        In January 2008, we entered into two interest rate cap agreements which protect us from increases in the hedged cash flows on a portion of our floating-rate term loan, which is indexed to LIBOR. The cap agreements provide for monthly payments to be received from the counterparty when the 1-month LIBOR rate on each reset date exceeds the strike rate of 7% in a given reset period. The payments represent the excess of 1-month LIBOR rate over the strike rate, applied to the notional amount of the cap agreements.

        We paid a premium of $0.8 million to enter into the cap agreements, with an initial aggregate notional value of $500 million that amortizes by $50 million per year starting in 2009. The individual cap agreements are in the initial notional amounts of $200 million, which matures on December 31, 2012, and $300 million, which matures on January 31, 2013. As of September 30, 2011, the cap agreements had a combined notional amount of $365 million. The interest rate caps are not designated as hedges of interest rate risk and changes in fair value of the cap agreements are recognized in interest expense. We do not expect the financial impact of the cap agreements to be material during the remainder of their terms.

Item 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Act of 1934, as amended, or the "Exchange Act," that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information on legal proceedings, see Note 8 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.    Risk Factors

        Our risk factors as of September 30, 2011 have not changed materially from those disclosed in our registration statement on Form S-4, Amendment Number 2, as filed with the SEC on September 8, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2011, we issued an aggregate of 1,707 shares of common stock upon the exercise of stock options by current or former employees in a cashless exchange. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Removed and Reserved

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Description
31.1		Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.2		Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.3		Guitar Center Holdings, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.4		Guitar Center Holdings, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

32.1		Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	GUITAR CENTER, INC.
	By:	/s/ GREGORY TROJAN Gregory Trojan Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ERICK MASON Erick Mason Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2011	GUITAR CENTER HOLDINGS, INC.
	By:	/s/ GREGORY TROJAN Gregory Trojan Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ERICK MASON Erick Mason Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)