Form 10-K
period 2011-12-31
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2012-03-27
CIK 1021113, 1427553

Use these links to rapidly review the document

GUITAR CENTER HOLDINGS, INC. GUITAR CENTER, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-175270-07

GUITAR CENTER HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0843262 (I.R.S. Employer Identification No.)
5795 Lindero Canyon Road
Westlake Village, California 91362 (Address of Principal Executive Offices, including Zip Code)	(818) 735-8800 (Registrant's Telephone Number, Including Area Code)

Commission File Number 333-175270

GUITAR CENTER, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4600862 (I.R.S. Employer Identification No.)
5795 Lindero Canyon Road
Westlake Village, California 91362 (Address of Principal Executive Offices, including Zip Code)	(818) 735-8800 (Registrant's Telephone Number, Including Area Code)

            Securities registered pursuant to Section 12(b) of the Act:

Guitar Center Holdings, Inc. ("Holdings")	None
Guitar Center, Inc. ("Guitar Center")	None

            Securities registered pursuant to Section 12(g) of the Act:

Holdings	None
Guitar Center	None

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Holdings	YES ☐ NO ☒
Guitar Center	YES ☐ NO ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Holdings	YES ☒ NO ☐
Guitar Center	YES ☒ NO ☐

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Holdings*	YES ☐ NO ☐
Guitar Center*	YES ☐ NO ☐

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Holdings	YES ☒ NO ☐
Guitar Center	YES ☒ NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Holdings	☒
Guitar Center	☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Holdings

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Guitar Center

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Holdings	YES ☐ NO ☒
Guitar Center	YES ☐ NO ☒

            As of June 30, 2011, there was no established public trading market for any of the common stock of Holdings or Guitar Center.

            As of March 22, 2012, there were 9,741,867 shares of common stock, $0.01 par value per share, of Holdings outstanding.

            As of March 22, 2012, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

*
The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but are not required to file such reports under such sections.

            Documents Incorporated by Reference:    None

GUITAR CENTER HOLDINGS, INC.
GUITAR CENTER, INC.
2011 Form 10-K

Explanatory Note

        This Annual Report on Form 10-K is a combined annual report being filed by Guitar Center, Inc. ("Guitar Center") and Guitar Center Holdings, Inc. ("Holdings"). Guitar Center is a direct, wholly-owned subsidiary of Holdings. Each of Guitar Center and Holdings is filing on its own behalf all of the information contained in this Annual Report on Form 10-K that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this Annual Report on Form 10-K. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company are included in this Annual Report on Form 10-K.

Part I

Item 1.    Business

        The following discussion, as well as other portions of this annual report, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management "anticipate," "plan," "estimate," "expect," "believe," "intend," and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and forecasts of effective tax rate. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, and particularly in "Risk Factors."

        Unless otherwise indicated or the context otherwise requires, the terms "we," "us," "the Company," "Guitar Center," "our" and other similar terms refer to the business of Guitar Center, Inc. and its consolidated subsidiaries, and the term "Holdings" refers to Guitar Center Holdings, Inc. and its subsidiaries. With respect to information regarding the terms of our 11.50% senior notes due 2017 (the "senior notes"), the term "Guitar Center" refers only to Guitar Center, Inc. and not to any of its subsidiaries. With respect to information regarding the terms of our 14.09% senior PIK notes due 2018 (the "senior PIK notes" and, together with the senior notes, the "notes"), "Holdings" refers only to Guitar Center Holdings, Inc. and not to any of its subsidiaries. For accounting purposes, the term "predecessor" refers to Guitar Center and its subsidiaries for periods prior to the Transactions described in this annual report, and the term "successor" refers to Holdings and its subsidiaries for periods following the Transactions.

Overview

Introduction

        We are the leading retailer of music products in the United States. We operate three businesses under our Guitar Center, direct response and Music & Arts brands. Our Guitar Center brand offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and a limited number of rehearsal and lesson services. Our direct response brands offer catalog and online sales of a broad selection of music products under several owned or operated brand names, including Musician's Friend, Music123 and Woodwind &Brasswind. Our Music & Arts brand offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center stores.

        Our Guitar Center and Music & Arts brands are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician's Friend, Inc., Music123, Inc., and Woodwind & Brasswind, Inc. subsidiaries. Beginning in 2012, our GTRC Services, Inc. subsidiary operates shared support services for all our brands, including distribution and fulfillment centers, contact centers and technology services. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of our operating subsidiaries.

        Guitar Center Holdings, Inc., is our ultimate parent company and has no material assets or operations other than its ownership of Guitar Center, Inc., and related debt and equity financing activities.

        On October 9, 2007, Holdings, a company controlled by an affiliate of Bain Capital Partners, LLC ("Bain Capital"), acquired Guitar Center in a transaction having an aggregate value of approximately

$2.1 billion, excluding fees and expenses. The acquisition was effected through the merger of VH MergerSub, Inc. ("Merger Sub"), a wholly owned subsidiary of Holdings, with and into Guitar Center, which was the surviving corporation. Immediately following the merger, Guitar Center became a wholly owned direct subsidiary of Holdings.

        Holdings is owned by investment funds associated with Bain Capital, a co-investor and certain members of our senior management (the "management investors"), to whom we refer collectively as the "equity investors."

        The acquisition resulted in the occurrence of the following events, which we refer to collectively as the "Transactions":

  •
  the purchase by the equity investors of equity interests of Holdings for approximately $625.0 million in cash and/or, with respect to the management investors, through a roll-over of existing Guitar Center equity;

  •
  the entering into by Merger Sub of the senior secured credit facilities, consisting of a $650.0 million term loan and a $375.0 million asset-based senior secured revolving credit facility, of which approximately $148.2 million was drawn at closing;

  •
  the entering into by Merger Sub of a senior unsecured initial loan consisting of a $375.0 million term loan;

  •
  the entering into by Holdings of a senior unsecured initial loan consisting of a $375.0 million term loan;

  •
  the refinancing of our historical debt, including accrued and unpaid interest, of approximately $161.3 million;

  •
  the merger of Merger Sub with and into Guitar Center, with Guitar Center as the surviving corporation, and the payment of the related merger consideration; and

  •
  the payment of approximately $66.4 million of fees and expenses related to the Transactions.

        As a result of the merger, all obligations of Merger Sub under the senior secured credit facilities and the senior unsecured initial loan became obligations of Guitar Center.

Guitar Center

        Our Guitar Center stores offer an interactive, hands-on shopping experience with an emphasis on customer service and a broad selection of brand-name, high quality products at competitive prices. We believe we create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations arranged by product category to create a "shop within a shop" customer experience. Customers can obtain technical information and relevant insight from sales personnel and are encouraged to try products on display. We believe that a significant portion of our Guitar Center store sales are to professional and aspiring-professional musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable salespeople to answer technical questions, provide advice and assist in product demonstrations.

        As of March 22, 2012, we operated 225 Guitar Center stores in 43 states, consisting of 146 primary format stores, 75 secondary format stores and four tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet. We also operate one lesson and rehearsal facility in

Southern California under the GC Studios name. Rehearsal and lesson space is included in some of our newest stores.

        Guitar Center also offers online sales and research through its website. This online channel creates a multi-channel Guitar Center business that allows customers to interact between the brick-and-mortar and online operations.

        Our Guitar Center stores are supported by a distribution facility located near Indianapolis, Indiana.

Direct response

        Our direct response segment operates a direct response e-commerce and catalog business, offering a shopping experience that includes technical product information, order confirmations by a live person, quick and efficient sales and service and a musician-based staff for after-sale support. Our direct response business includes catalogs and websites under various brands, including Musician's Friend, Music123 and Woodwind & Brasswind.

        Our direct response business is supported by customer contact centers located in Salt Lake City, Utah, and Indianapolis, Indiana, and a distribution facility located in Kansas City, Missouri.

        During 2011, we relocated our direct response headquarters operations from Medford, Oregon, to Southern California. See "Risks relating to our business—Our failure to effectively implement the relocation of our direct response operations could adversely affect us."

Music & Arts

        Our Music & Arts business operates stores specializing in band and orchestra instruments for sale and rental to students, teachers, band directors and college professors. Most of our Music & Arts stores also sell a limited assortment of guitars, amplifiers, percussion instruments and keyboards, as well as provide in-store music lessons. Music & Arts instrument rentals are conducted on-site at schools through our outbound education representatives, over-the-counter at our retail locations and through affiliated stores operated by third parties.

        Our Music & Arts business is a leading retailer of musical products to students and beginner musicians with 103 stores in 20 states as of March 22, 2012. Music & Arts also has approximately 102 educational representatives who are employees and 327 active affiliate locations, who together with in-store rentals generated approximately 184,000 new rental contracts for the 12 months ended December 31, 2011. Our Music & Arts stores range from 800 to 6,800 square feet, with an average store size of approximately 3,150 square feet. Music & Arts also operates online through its www.musicarts.com website.

        Our Music & Arts business is headquartered in Frederick, Maryland and is supported there by a distribution facility.

Industry

        The marketplace has changed materially since we opened in 1964. Musical instruments and accessories historically have been sold through small, local, "mom and pop" stores. Today's marketplace is much more sophisticated. Our stores compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a growing number of large mass merchants.

        The consumer landscape is more diverse, with each category of musician having different expectations, price sensitivities, purchasing habits and approaches to music. Customers are not satisfied with "one-size fits all" offerings and very few purchasing decisions are made solely on price. Further, musical instruments comprise a broad range of products each with their own underlying trends, including not only traditional products like guitars and drums, but also newer technology-intensive products like home recording equipment.

        Over the past decade, technological advances in the music industry have resulted in dramatic changes in the nature of many music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high-grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most music product categories.

        Technological innovation and the internet continue to increase the accessibility of producing, distributing and consuming music. Today, many musicians can affordably create a home recording studio that interacts with a personal computer and is capable of producing high-quality digital recordings. Historically, this type of powerful sound processing capability was prohibitively expensive and was purchased primarily by professional sound recording studios. In addition, musicians have evolving new distribution channels for their music, such as online music stores and social media websites. These new distribution channels have dramatically altered the music distribution business by providing musicians with more direct and low cost access to potential listeners compared to the traditional record company distribution business model.

Our strategy

        Continue to grow our Guitar Center brand.    We are focused on improving the productivity of our Guitar Center brand through opening new stores, enhancing our multi-channel capabilities and offering additional services to musicians such as repairs, lessons and rehearsal space. We intend to devote significant resources to enhancing the multi-channel coordination between our in-store and online sales strategies. We will also continue to implement our logistics, systems and inventory management initiatives.

        Enhance our sales and merchandise margins and productivity.    We intend to expand our offering of proprietary products, which typically have higher profit margins when compared to branded products. Our proprietary product offering historically has been focused on "commodity" merchandise, such as cables, bags and accessories. However, we also intend to continue to expand our proprietary product offering in less "commoditized" product lines. The average gross margin for proprietary products is significantly higher than branded products in corresponding categories.

        Enhance our direct response brands.    We are focused on maintaining our revenue position within our direct response brands. Our core strategies include personalization and one-to-one marketing that delivers products and services customized to the specific needs of musicians. We believe our continued focus on technology and infrastructure will enhance our direct response website user experience, improve our market responsiveness, increase our "speed to market" and further differentiate us from our competition. We also intend to focus the marketing and development of our direct response brands to more closely target each brand's core customers and strengths.

        Continue to build our Music & Arts brand.    Our Music & Arts strategy is to continue focusing on improving operational efficiencies and reducing working capital requirements. Our Music & Arts strategy also includes opening additional stores and acquiring businesses, affiliates and educational representatives within this fragmented market. In addition, we intend to continue to grow the music instrument rental business, which we believe will provide us with additional opportunities to attract young musicians as customers. We believe that attracting musicians at a young age will develop brand loyalty and enhance their lifetime value to us.

Merchandising

Guitar Center stores

        Our primary format Guitar Center stores carry an average of 7,200 core stock keeping units, or SKUs, our secondary format Guitar Center stores carry an average of 5,700 core SKUs and our tertiary format Guitar Center stores carry an average of 4,200 core SKUs. Our core SKUs represent our consistent and established product lines which are considered staple products for our customers. In addition, our Guitar Center online channel offers a more expansive selection of SKUs.

        Our stores are organized by product areas, with each area focused on specific products categories such as guitars, basses, amplifiers, drums and percussion, keyboards, pro audio and recording, DJ and live sound and used and vintage equipment. These departments address our customer's specific product needs and are staffed by specialized salespeople, many of whom also are practicing musicians. We also offer a trade-in policy that provides musicians with an alternative form of payment and the convenience of selling a used instrument and purchasing a new one at a single location. Used and vintage products are purchased and priced to sell by store managers, who are specially trained in the used musical instrument market.

        Below is an overview of our principal departments:

  •
  Guitars and amplifiers.  Our guitar and amplifiers department carries a wide variety of new, used and vintage electric, acoustic, classical and bass guitars. Major manufacturers including Fender, Gibson, Ibanez, Line 6, Martin, Music Man, Ovation, PRS, Peavey and Yamaha are represented. A number of our stores also carry other stringed instruments such as banjos, mandolins and ukuleles. We also offer an extensive selection of guitar sound processing units and products that allow guitars to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products. We offer an extensive selection of electric, acoustic and bass guitar amplifiers, including a variety of boutique and vintage amplifiers. We carry amplifiers from most major manufacturers, including Ampeg, Crate, Fender, Line 6, Marshall, Mesa Boogie, Peavey and Vox.

  •
  Drums.  Our drum department carries a range of percussion instruments, from drum kits to congas, bongos and other rhythmic and electronic percussion products. We also carry a selection of vintage and used percussion instruments. We carry name brands such as Drum Workshop, Gretsch, Pearl, Sabian, Tama, Yamaha and Zildjian.

  •
  Keyboards.  We carry a wide selection of keyboard products and computer peripheral and software packages. Our keyboard product line covers a wide range of manufacturers, including Korg, Roland and Yamaha.

  •
  Pro audio and recording.  Our pro audio and recording department carries live-sound, DJ and recording equipment for musicians at every level, from the casual hobbyist to the professional recording engineer. We maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition and recording software. Our products range from recording accessories to state-of-the-art digital recording systems. We also carry a large assortment of professional stage audio, DJ and lighting equipment for small traveling bands, mobile DJs, private clubs and large touring professional bands. Our pro audio brand name manufacturers include Apple, Avid, JBL, KRK, M-Audio, Mackie, PreSonus, Roland, Shure, Sony, Tascam and Yamaha.

Direct response

        Our direct response business offers merchandise through its catalogs and online through its websites. Our direct response business offers a product mix that includes the same categories as those offered by our Guitar Center stores, including guitars and amplifiers, drums, keyboard, pro audio and accessories. In addition, our direct response business offers a range of band and orchestra instruments and accessories that primarily are targeted at intermediate and professional musicians. Our direct response catalogs generally offer an average of approximately 8,000 SKUs, while approximately 51,500 SKUs are offered on our websites.

Music & Arts

        Our Music & Arts business focuses on the student and family music market, particularly band and orchestra instruments. These stores offer band and orchestral instruments and related accessories for sale and rental, musical instrument lessons and a limited assortment of guitars, amplifiers, percussion instruments, and keyboards. Our Music & Arts stores offer a full range of brass, woodwind, stringed instruments and related music accessories. These stores also carry a wide range of sheet music. Name brand manufacturers carried at Music & Arts stores include Bach, Buffet, Conn, Eastman, Gemeinhardt, Jupiter, Leblanc, Ludwig, Selmer and Yamaha.

Management of brands

Guitar Center

        Our Guitar Center brands are managed by an Executive Vice President, Guitar Center Brands. These operations include the multi-channel retail and online operations of the brand.

Direct response

        Our direct response operations are managed by an Executive Vice President, Direct Brands. Operations of the brands also include teams that focus on systems, websites functionality and user experience.

Music & Arts

        The operations of our Music & Arts business are managed by a Chief Executive Officer, an Executive Vice President of Operations, an Executive Vice President of Sales and regional, district and store level managers. Store management generally is comprised of a store manager, assistant store manager and related sales staff.

Marketing and promotion

        Our proprietary databases are a central element of our marketing and promotion programs. We maintain three proprietary databases that we have developed for Guitar Center, direct response and Music & Arts. Included in these databases is information on millions of our customers. We believe that these databases assist us in identifying customer prospects, generating repeat business by targeting customers based on their purchasing history and establishing and maintaining personal relationships with our customers.

Guitar Center stores

        Our advertising and promotion strategy for our Guitar Center stores is designed to enhance the Guitar Center name and increase customer awareness and loyalty. Our advertising and promotional campaigns generally are developed around "events" designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale, the Anniversary Sale and the Guitar-a-thon. These events often are coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. We have begun to use television advertising to supplement or promote these events and to create general brand awareness. In addition, our online channel conducts marketing and promotion through many of the same methods as our direct response operations.

        As we enter new markets, we initiate an advertising program, including mail and radio promotions, internet campaigns and other special grand opening activities. Each element of this advertising program is designed to accelerate sales volume for each new store.

        We also maintain a variety of promotional financing alternatives for our customers. Generally, all credit made available to retail customers and all extended payment arrangements are provided by third party consumer credit companies which are non-recourse to us, such that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. These arrangements also give us the flexibility to offer attractive payment options to our customers on a promotional basis, such as no interest periods, reduced interest rates or deferred payment options. These programs are also non-recourse to us, but we pay the credit provider a fee reflecting the below-market, promotional benefit of the particular program.

Direct response

        Our direct response business maintains regular customer communication through electronic and print media. We perform an extensive analysis of customer behavior and transactions, and the industry expertise of our merchandising staff provides our marketing staff with offers that are targeted for optimal customer response. Our merchandising and marketing departments use our customer research tools to design personalized product and promotional offerings for prospective customers. We are also making significant investments in enhanced web-based analytical search engine tools and web-based direct marketing initiatives.

        Our direct response strategy includes the development of catalogs targeted towards particular segments of the musician market.

Music & Arts

        Our advertising efforts for the Music & Arts stores are focused primarily on the school band and orchestra market and community. For instrument rentals, advertising and promotional campaigns are developed around "rental nights" designed to display our orchestral and band instruments at elementary and middle schools. These events attract band directors, music educators, parents and students. Our key promotional events are held primarily from August through October. In addition to rental nights, we have outside sales education representatives to promote and educate band directors on our instruments and our sales and rental programs. We also strive to maintain long-term relationships with educators in order to provide visibility to our products and obtain access to student musicians.

Customer service

Guitar Center stores

        Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, we believe that customers depend on our salespeople to offer expert advice and to assist with product demonstrations. Our employees often are musicians trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our product categories and typically begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and improve the level of customer service and sales support in the stores. Support for our online customers is handled through experienced contact center staff.

Direct response

        Our direct response customer contact staff receives product and customer service training in our Salt Lake City, Utah and Indianapolis, Indiana contact center facilities. Extensive product information, including technical information, product features and benefits and real-time stocking information is available to the staff on their desktop systems via intranet and back-end information systems. Many of the staff are musicians who are given extensive and ongoing product training. We have full-time and part-time customer service employees staffing the contact centers 24 hours a day, seven days a week.

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

Music & Arts

        Sales at our Music & Arts stores are conducted primarily through sales made by our educational sales representatives and sales made over the counter at our retail stores. The majority of our educational representative sales force is comprised of music teachers who are experienced band and orchestra instructors. The customer service functions relating to sales made by our educational representatives generally are conducted by our centralized contact center. The customer service functions relating to sales made over the counter at our retail stores generally are conducted by our retail staff, who provide a full service retail experience for our customers.

Purchasing

        We believe that we have excellent relationships with our vendors and, in many instances, we are our vendors' largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to premium products and promotions.

        Historically, Guitar Center, direct response and Music & Arts each maintained buying groups. In connection with the relocation of our direct response operations from Medford, Oregon to Southern California in the fourth quarter of 2011, we began integrating the purchasing functions of our Guitar Center and direct response businesses. We expect that process to continue during 2012. Music & Arts continues to maintain its own merchandising and buying groups.

        Beginning in 2012, each of our brands maintains its own merchandise selection and brand pricing functions. The purchasing, inventory management and vendor relations functions for the brands are now performed centrally through our shared services group. This group also provides pricing analysis at the request of the brands and makes recommendations based on the research of its planning team.

        Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. See "Risk Factors—Risks Related to Our Business—We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability to supply our requirements could adversely impact our business."

Distribution and inventory control

Guitar Center stores

        Our distribution center in the Indianapolis, Indiana area supports our Guitar Center retail store operations. Nearly all product flows through the distribution facility, with the exception of special orders, which generally are drop shipments to our stores. We also maintain a smaller distribution facility in Southern California to more efficiently address the movement of products on the West Coast, where appropriate.

        We have invested significant time and resources in our inventory control system at the Guitar Center stores. We perform frequent inventory cycle counts, both to measure shrinkage and to update the perpetual inventory on a store-by-store basis. As appropriate, we also stock balance inventory among stores to assure proper distribution of product and to control overall inventory levels.

Direct response

        Direct response and other brand online and catalog orders are fulfilled out of our Kansas City, Missouri fulfillment center. Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system. We have implemented sophisticated inventory planning systems to increase the level of in-stock products with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of items ordered by our customers that we are able to supply in the initial shipment to that consumer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and FedEx tracking services.

Music & Arts

        Products for our Music & Arts stores generally are processed through a central distribution facility located in Frederick, Maryland. We have a number of local hubs and/or support centers to enhance product availability during our peak back to school season.

Retail store site selection

        We have developed a set of selection criteria to identify prospective store sites for our Guitar Center and Music & Arts stores. In evaluating the suitability of a particular location, we concentrate on the demographics of our target customer as well as traffic patterns and specific site characteristics such as visibility, accessibility, traffic volume, shopping patterns and availability of adequate parking. Our Guitar Center stores generally are located in free-standing locations and high visibility "power center" shopping centers to maximize their outside exposure and signage, while our Music & Arts stores generally are located in specialized shopping centers to maximize traffic from targeted customers such as students and their parents.

        The initial lease terms for our Guitar Center stores typically range from 10 to 15 years and allow us to renew for two additional five-year terms. The initial lease terms for our Music & Arts stores typically range from 5 to 10 years and allow us to renew for one additional five-year term. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

        See "Item 6. Selected Financial Data" for a summary of Guitar Center and Music & Arts stores opened and closed in the past five years.

Information technology

Retail stores

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

Online sales

        We maintain an extensive multi-channel retail transaction processing system, as well as systems supporting e-commerce operations, catalog operations, marketing analysis and internal support information. These systems provide us with marketing, merchandising and operational information and provide contact center and customer service staff with current inventory and customer account information.

Music & Arts

        We continue to invest significant resources in the development and implementation of information systems at our Music & Arts stores. These systems are being designed to operate and control significant business processes, including sales, rentals, store operations, inventory levels, purchase order management, special orders and other financial transactions. This business is not susceptible to using "off-the-shelf" retail solutions because of our large rental business and the presence of off-site sales through affiliates and sales at schools.

Competition

        The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a growing number of large mass merchants.

        Large online companies such as Amazon and eBay increasingly have expanded their offerings of musical instruments and related products. In addition, our retail stores and online operations compete with other direct response musical instrument companies such as American Musical Supply, Sweetwater Sound and Full Compass.

        A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco, sell music products in categories in which we compete.

        We are in direct competition with numerous small local and regional musical instrument retailers as well as large national retailers such as Sam Ash Music based in New York, New York. Sam Ash has continued to open and maintain stores in markets in which we are located.

        Competition within the musical instrument industry remains dynamic and we cannot predict the scope and extent of national and local competition our retail store and direct response operations will face in the future. In particular, competition within the online portion of our businesses has been increasing and is intense, and we expect that this competition will continue in the future.

        We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs. See "Risks Related to Our Business—Significant existing and new competition in our industry could adversely affect us."

Employees

        As of December 31, 2011, we employed 9,502 people, of whom 2,167 were part time employees and 7,335 were full time employees. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand names and service marks

        We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business. These marks and names include "Guitar Center," "Musician's Friend" and "Music & Arts." We rely on the trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in our marketing, our stores and our websites.

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

Item 1A.    Risk Factors

        Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition, and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our debt agreements.

        We are highly leveraged. As of December 31, 2011, our total consolidated indebtedness was $1.562 billion, which includes Holdings' indebtedness of $564.7 million. This level of indebtedness could have important consequences to our business, including the following:

  •
  it will limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

  •
  our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior secured credit facilities, bears interest at floating rates;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

  •
  we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

  •
  it may make us more vulnerable to a downturn in our business, our industry or the economy in general;

  •
  a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

  •
  there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

        We may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our senior secured credit facilities and the indentures governing the notes will not fully prohibit us from doing so. Under the indentures governing the notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis the fixed charge coverage ratio of Guitar Center, Inc. (as defined in the indentures) is at least 2.0 to 1.0. In addition, if we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

        Our ability to make scheduled payments or to refinance our debt obligations depends on our and Holdings' financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot provide any assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot provide any assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facilities. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures that govern the notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

        If we cannot make scheduled payments on our debt, we will be in default and, as a result:

  •
  our debt holders could declare all outstanding principal and interest to be due and payable;

  •
  the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

  •
  we could be forced into bankruptcy or liquidation.

Restrictive covenants in our credit agreements and the indentures governing the notes will restrict our ability to operate our business and to pursue our business strategies.

        The credit agreements governing our senior secured credit facilities and the indentures governing the notes contain, and any future indebtedness we incur may contain, various covenants that limit our ability to, among other things:

  •
  incur or guarantee additional debt;

  •
  incur debt that is junior to senior indebtedness and senior to the senior PIK notes;

  •
  pay dividends or make distributions to our stockholders;

  •
  repurchase or redeem capital stock or subordinated indebtedness;

  •
  make loans, capital expenditures or investments or acquisitions;

  •
  incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

  •
  enter into transactions with affiliates;

  •
  create liens;

  •
  merge or consolidate with other companies or transfer all or substantially all of our assets;

  •
  transfer or sell assets, including capital stock of subsidiaries; and

  •
  prepay, redeem or repurchase debt that is junior in right of payment to the notes.

        As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our senior secured credit facilities also require Holdings to comply with financial covenants, including covenants with respect to, in the case of the term loan facility, a maximum consolidated senior secured net leverage ratio and, in the case of the asset-based revolving credit facility, so long as the excess availability thereunder falls below certain thresholds, a minimum consolidated fixed charge coverage ratio. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders:

  •
  will not be required to lend any additional amounts to us;

  •
  could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which would result in an event of default under the notes;

  •
  could require us to apply all of our available cash to repay these borrowings; or

  •
  could prevent us from making payments on the senior PIK notes, which could result in an event of default under the notes.

        If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We, the co-borrowers and the guarantors in respect of such facilities pledged a significant portion of our respective assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that Holdings or we will have sufficient assets to repay our senior secured credit facilities and our other indebtedness, including the notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2011, we had approximately $621.8 million of variable rate debt (not including approximately $289.2 million of additional undrawn availability under our senior secured asset-based revolving credit facility, after giving effect to $8.1 million of outstanding letters of credit). A 1.0% increase in the interest rate on our floating rate debt would have increased annual interest expense under our senior secured credit facilities by approximately $6.2 million. Although we have entered into interest rate caps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility, we may in the future be unable to continue to do so.

Our failure to comply with the covenants contained in the credit agreements governing our senior secured credit facilities or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

        Our credit agreements require Holdings to maintain specified financial ratios, including, in the case of the term loan facility, a maximum ratio of consolidated senior secured net indebtedness to EBITDA and, in the case of the asset-based revolving credit facility, so long as the excess availability thereunder falls below certain thresholds, a minimum consolidated fixed charge coverage ratio. In addition, our credit agreement and the indentures governing the notes require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.

        If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreements, or if a default otherwise occurs, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our senior secured credit facilities and prevent us from making payments on the notes. Any such actions could force us into bankruptcy or liquidation, and we cannot provide any assurance that we could repay our obligations under the notes in such an event.

We may not be able to purchase the notes upon a change of control, which would result in a default under the indentures governing the notes and would adversely affect our business and financial condition.

        Upon the incurrence of specific kinds of change of control events, we must offer to purchase the notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our credit agreement may not allow that repurchase. If we fail to repurchase notes in that circumstance, we will be in default under the indentures governing the notes and, in turn, under our credit agreement. In addition, certain change of control events will constitute an event of default under our credit agreements. A default under our credit agreements would result in an event of default under the indentures governing the notes if the administrative agent or the lenders accelerate our debt under our senior secured credit facilities. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our senior secured credit facilities and the notes or obtain a waiver from the lenders or the noteholders. We cannot provide any assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. Any future debt that we incur may also contain restrictions on repayment of the notes upon a change of control.

Risks Related to Our Business

Our failure to effectively implement the relocation of our direct response operations could adversely affect us.

        In the fourth quarter of 2011, we completed the relocation of our direct response headquarters operations from Medford, Oregon to Southern California in connection with a restructuring. Our direct response operations are significant. Completing this transition may significantly divert the attention of our management and operational resources and may disrupt the operation of our direct response or other businesses. In addition, we may not be able to successfully recruit and retain employees in Southern California to support direct response operations, which would require further management resources and may result in the disruption of operations.

        The failure to successfully complete this transition could have a material adverse effect on our business, financial condition and results of operations.

        Further, our direct response business established physical presence in California after the relocation, and as a result is required to collect and remit sales tax on behalf of California customers. This change resulted in decreased sales in California, as we are at a competitive disadvantage against e-commerce retailers who do not collect sales tax from California customers. We cannot provide any assurance that our sales and marketing strategies will result in regaining market share in California.

Economic conditions or changing consumer preferences could adversely impact us.

        Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. The United States economy generally, and the music products industry in particular, is experiencing a cyclical slowdown. We cannot predict with accuracy the duration or extent of the slowdown. This downturn in general economic conditions has had an adverse effect on our results of operations. We believe that the sensitivity of our operations to general economic conditions and consumer spending patterns has increased as new types of competitors have entered the market and we have expanded our customer base to a greater number of hobbyists and semi-professional musicians and have expanded our footprint to smaller markets. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

Significant existing and new competition in our industry could adversely affect us.

        The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a growing number of large mass merchants. These competitors sell many or most of the items we sell and may have greater financial or operational resources than us.

        Large online companies such as Amazon and eBay increasingly have expanded their offerings of musical instruments and related products. These companies have significant brand recognition and financial and operational resources dedicated to online direct and marketplace operations. In addition, our retail stores and online operations compete with other direct response musical instrument companies such as American Musical Supply, Sweetwater Sound and Full Compass.

        In addition, our online and other direct response operations may require greater efficiency, lower prices, expanded advertising requirements through search engines and other parties and other competitive factors such as free shipping or extended warranties or return periods in order to compete successfully. Each of these factors could have an adverse effect on selling prices and margins in our business and generally constrain our profitability.

        A number of large mass merchants, including Wal-Mart, Best Buy, Target and Costco, sell music products in categories in which we compete. These retailers represent a significant source of competition for our retail and direct response operations.

        We are in direct competition with numerous small local and regional musical instrument retailers as well as large national retailers such as Sam Ash Music based in New York, New York. Sam Ash has continued to open and maintain stores in markets in which we are located. If we are not able to compete effectively with these competitors, we may fail to achieve market position gains or may lose market share.

        As summarized above, competition within the musical instrument industry remains dynamic, and we cannot predict the scope and extent of national and local competition our retail store and direct response operations will face in the future. In particular, competition within the online portion of our businesses has been increasing and is intense, and we expect that this competition will continue in the future. If we are unable to respond effectively to existing and new competition in our industry, our results of operations, financial condition, business and prospects could suffer.

Our failure to develop and implement critical new technology systems for our business could adversely impact our business.

        We recently developed and implemented new technology systems, including a new e-commerce platform, a new multi-channel retail system and a new human resources information system. If these systems fail to perform as planned, it could lead to the distraction of our management and the need to expend significant additional capital resources. Such a failure could reduce the shopping experience of customers compared to our competitors and impact the data available to our management necessary to run our business efficiently, and as a result could adversely impact our business, results of operations, financial condition and prospects.

We may not be able to grow sales in our existing Guitar Center stores.

        Our quarterly comparable stores sales results have fluctuated significantly in the past, and in particular during the current economic downtown. We do not know whether our new stores or recently opened stores will achieve sales or profitability levels similar to our mature stores.

        In addition, a variety of factors affect our comparable store sales results, including:

  •
  competition;

  •
  economic conditions, including in particular discretionary consumer spending;

  •
  consumer and music trends;

  •
  changes in our merchandise mix;

  •
  product distribution; and

  •
  timing and effectiveness of our promotional events.

        A shortfall in comparative store sales growth could adversely affect our results of operations and liquidity.

We may be unable to meet our retail store growth strategy, which could adversely affect our results of operations.

        Our retail store growth strategy includes increasing sales at existing Guitar Center and Music & Arts locations and opening new locations. The success of any new Guitar Center or Music & Arts stores will depend on many factors, including:

  •
  identification of suitable retail sites and appropriate acquisition candidates;

  •
  negotiation of acceptable lease terms;

  •
  hiring, training and retention of skilled personnel;

  •
  availability of adequate capital;

  •
  sufficient management and financial resources to support the new locations;

  •
  vendor support; and

  •
  successful integration of newly-acquired businesses.

        A number of these factors are to a significant extent beyond our control. If we are unable to successfully implement our retail growth strategy, or if new stores do not perform to our level of expectations, our results of operations would be adversely affected.

Our business could be adversely affected if we are unable to address unique competitive and merchandising challenges in connection with our plans to open additional Guitar Center and Music & Arts retail stores in new markets.

        Part of our retail growth strategy includes plans to open and/or acquire additional Guitar Center and Music & Arts stores in new markets. This expansion into new markets will present unique competitive and merchandising challenges, including:

  •
  significant start-up costs, including promotion and advertising;

  •
  the increasing difficulty in identifying large untapped markets and the consequent expansion into smaller markets that may have different competitive landscapes and customer profiles;

  •
  higher advertising and other administrative costs as a percentage of sales than is experienced in mature markets that are served by multiple stores, particularly in large urban markets where radio and other media costs are high;

  •
  the availability of desirable product lines;

  •
  the potential acquisitions of business lines or geographies in which we have limited or no experience; and

  •
  the management of stores in distant locations or possibly foreign countries.

        Any of these factors may lead to a shortfall in revenues or an increase in costs with respect to the operation of these stores. If we are not able to operate these stores profitably, or to our expected level of performance, our results of operations could be adversely affected.

We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability or unwillingness to adequately supply our requirements could adversely impact our business.

        Brand recognition is of particular importance in the retail music products business. There are a relatively small number of high quality, recognized brand names in the music products business. We depend on this relatively small number of manufacturers and suppliers for both our existing retail stores and our direct response business. We do not have any long-term contracts with our suppliers and any failure to maintain our relationships with our key brand name vendors would have a material adverse effect on our business.

        A number of the manufacturers of the products we sell are limited in size and manufacturing capacity and have significant capital or other constraints. These manufacturers may not be able or willing to meet our increasing requirements for inventory, and there may not be sufficient quantities or the appropriate mix of products available in the future to supply our existing and future stores. These capacity constraints could lead to extended lead times and shortages of desirable products. The risk is especially prevalent in new markets where our vendors have existing agreements with other dealers and may be unwilling or unable for contractual or other reasons to meet our requirements.

        The efficient operation of our distribution center for the Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments. Additionally, many of our vendors receive products from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls and changes in governmental policies.

        We rely on common carriers, including rail and trucking, to transport products from our vendors to our central distribution centers and from these centers to either our stores or customers. A disruption in the services of common carriers due to weather, employee strikes or other unforeseen events could impact our ability to maintain sufficient quantities of inventory in our retail locations or to fulfill orders by direct response customers.

Our hardware and software systems are vital to the efficient operation of our retail stores and direct response business, and damage to these systems could harm our business.

        We rely on our computer hardware and software systems for the efficient operation of our retail stores and our direct response business. Our e-commerce systems are responsible for online product sales, customer service and product marketing to our customers and prospective customers. In addition, our information systems provide our management with inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including earthquake, fire, flood and other natural disasters and power loss, computer systems failure, or security breaches, internet and telecommunications or data network failure.

        In addition, a significant information systems failure could reduce the quality or quantity of operating data available to our management. If this information were unavailable for any extended period of time, our management would be unable to efficiently run our business, which would result in a reduction in our net sales and operating results.

We may be adversely impacted if our security measures fail.

        Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective or perceived by consumers to be inadequate. We primarily rely on security and authentication technology that we license from other parties. With this technology, we perform real-time credit card authorization and verification with our banks and we are subject to the customer privacy standards of credit card companies and various consumer protection laws. We cannot predict whether there will be a compromise or breach of the technology we use to protect our customers' personal information. If there is a compromise or breach of this nature, there is the potential that parties could seek damages from us, we could lose the confidence of customers or be subject to significant fines from credit card companies or regulatory agencies.

        Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches.

We need to comply with credit and debit card security regulations.

        As a merchant who processes credit and debit card payments from customers, we are required to comply with the Payment Card Industry data security requirements imposed on us for the protection and security of our customers' credit and debit card information. If we are unable to remain compliant with these requirements, our business could be harmed because we could incur significant fines from payment card companies or we could be prevented in the future from accepting customer payments by means of a credit or debit card. We also may need to expend significant management and financial resources to become or remain compliant with these requirements, which could divert these resources from other initiatives and adversely impact our financial results.

Our reliance on foreign manufacturers and suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies.

        We rely to a significant extent on foreign manufacturers of various products that we sell, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a significant portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

        Additionally, the cost of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China. Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured in China, which could have a material adverse effect on our profit margins and profitability.

        All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of United States laws and regulations applicable to the importation of our products.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, product offerings, reputation, results of operations, cash flow and financial condition.

        Products that we develop or sell may expose us to liability from claims by users of those products for damages, including bodily injury or property damage. This risk is expected to increase as we increase the number and complexity of the proprietary products that we offer. Many of these products are manufactured by small companies located overseas. We currently maintain product liability insurance coverage in amounts that we believe are adequate. However, we may not carry or be able to maintain adequate coverage or obtain additional coverage on acceptable terms in the future. Liability from claims of users of our products could result in damage to our reputation and sales, and our failure to maintain adequate products liability insurance could adversely impact our financial condition.

        In addition, we are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. We purchase products from hundreds of vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including those manufactured in foreign countries, could cause us to recall some of those products. If the recall affects our proprietary products, or if our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. These recalls may adversely impact our reputation and brands, potentially leading to increases in customer litigation against us. Further, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if the unavailability occurs near or during a seasonal period.

        Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In addition, various federal and state regulations directly impact our products, such as the Lacey Act, the Formaldehyde Air Toxic Control Measure issued by the California Air Resources Board and the California Transparency in Supply Chains Act. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

We have outsourced some of our information technology functions, which makes us more dependent upon third parties.

        We place significant reliance on a third party provider for the outsourcing of a variety of our information technology functions. These functions are generally performed in an offshore location, with our oversight. As a result, we are relying on third parties to ensure that these functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results and potentially the termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business.

        We may outsource other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.

Changes in regulations or enforcement may adversely impact our business

        We are subject to federal, state, provincial and local regulations with respect to our operations in the United States. The enactment or enforcement of legislative and regulatory initiatives such as wage or workforce issues, collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others could adversely impact our business.

Any changes in the way that online business is regulated or taxed could impose additional costs on us and adversely affects our financial results.

        The adoption or modification of laws or regulations, or revised interpretations of existing laws, relating to the online commerce industry could adversely affect the manner in which we currently conduct our online and catalog business and the results of operations of those businesses. For example, laws and enforcement practices related to the taxation of catalog, telephone and online commercial activity, including the collection of sales tax on direct response sales, remain in flux. In recent years, states increasingly have focused on the taxation of out of state retailers, such as Amazon, in an effort to reduce their budget shortfalls. As the result of aggressive taxation positions, we have had to terminate our direct response advertisers that are located in states where new laws have passed. In addition, we at times are subject to information requests and claims by states relating to state sales and use tax matters.

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

Changes in health care regulations and costs may adversely impact our business.

        Our operations are subject to health care regulations. There are a number of existing and proposed legislative and regulatory initiatives relating to health care that could adversely impact our business. In particular, we expect that the Patient Protection and Affordable Care Act will increase our annual health care costs, with the most significant increases coming in 2014.

        In addition, we self-insure our workers' compensation claims up to $500,000 per claim and medical insurance claims of up to $350,000 per claim, with excess amounts covered by stop-loss insurance coverage. As a result, increases in health care claims or coverage costs may adversely impact our financial condition.

We face risks created by litigation and governmental proceedings.

        Historically, we have been involved in a variety of lawsuits. Current and future litigation that we may face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome, and an unfavorable resolution could have a material adverse effect on our business, financial condition and results of operations.

        From time to time, the litigation we have faced has included purported class action lawsuits based on our credit card practices, payroll practices and other matters, and we may face other purported class action lawsuits in the future. The costs of these lawsuits could be significant, particularly if a plaintiff were to succeed in obtaining certification of a class nationwide or in a large region in which we operate.

        We are the largest musical instrument retailer in the United States by revenue. Our significant size within our industry may increase the scrutiny that we receive regarding antitrust or other matters. In the past, we have been subject to an investigation by the Federal Trade Commission regarding our pricing practices. While this investigation was resolved without any action by the Federal Trade Commission, private litigants used some of the information from a related investigation of a major trade association to bring class action claims presently pending against us. See "Item 3. Legal Proceedings" for more detail on these claims. These actions, as well as other current and future litigation or governmental proceedings, could lead to increased costs or interruptions of our normal business operations and may adversely affect our financial condition and results of operations.

Our Music & Arts business is dependent on state and local funding of music programs in primary and secondary schools, and decreases in funding would adversely affect our Music & Arts business.

        Our Music & Arts business derives the majority of its revenue from sales or services to music students enrolled in primary and secondary schools. Any decrease in the state and local funding of such music programs would have a material adverse effect on our Music & Arts business and its results of operations.

Our inability to address the special risks associated with acquisitions could adversely impact our business.

        We believe that our expansion may be accelerated by the acquisition of existing music product retailers, including in foreign markets. We regularly investigate acquisition opportunities complementary to our Guitar Center, direct response and Music & Arts businesses. Accordingly, in the ordinary course of our business, we consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities or a combination of both. Attractive acquisition targets may not be available at reasonable prices or we may not be successful in any such transaction. Acquisitions involve a number of special risks, including:

  •
  diversion of our management's attention;

  •
  integration of acquired businesses with our business; and

  •
  unanticipated legal liabilities and other circumstances or events.

        Our failure to identify complementary acquisitions, our failure to obtain favorable pricing on those acquisitions or the occurrence of any special risks involved in acquisitions could have a material adverse effect on our ability to achieve our growth strategy, and our results of operations could be materially affected as a result.

Significant increases in fuel prices could adversely impact us.

        Increased fuel costs have increased both the cost of the products that we purchase as well as the transportation of these products between our distribution or fulfillment centers and our stores or consumers. In addition, fluctuations in gas prices have disrupted consumer spending by leaving consumers with comparatively less money to spend for retail and entertainment. This disruption may lead to reduced sales. Either of these trends could have a material adverse effect on our results of operations, financial conditions, business and prospects.

Claims of infringement of intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.

        Parties have filed, and in the future may file, claims against us alleging that we have infringed third party intellectual property rights. If we are held liable for infringement, we could be required to pay damages or obtain licenses or to cease making or selling certain products. Licenses may not be available at all, or may not be available on commercially reasonable terms, and the cost to defend these claims, whether or not meritorious, could be significant and could divert the attention of management.

        We could also have our intellectual property infringed. We rely on the trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights, but there can be no guarantee that these will adequately protect all of our rights, or that any of our intellectual property rights will not be challenged or held invalid or unenforceable in a dispute with third parties. If we are unable to enforce our intellectual property rights against third parties, our business, financial condition and results of operations may be adversely affected.

We depend on key personnel, including our senior management, who are important to the success of our business.

        Our success depends to a significant extent on the services of members of our senior management. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. In order to achieve our growth plans, we depend upon our ability to retain and promote existing management, and we must attract and retain new personnel with the skills and expertise to manage our business. If we cannot hire, retain and promote qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.

Our actual operating results may differ significantly from our projections.

        From time to time, we release projections and similar guidance regarding our future performance that represent management's estimates as of the date of release. These projections, which are forward-looking statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this annual report could result in the actual operating results being different from the projections, and such differences may be adverse and material.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and headquarters for our Guitar Center brand and direct response brand operations are located in Westlake Village, California and consist of 208,000 aggregate square feet of both leased and owned property. Approximately 112,000 square feet are under lease agreements expiring in April 2017. These properties consist of office and warehouse space. Our Music & Arts operations are headquartered in a leased facility located in Frederick, Maryland. The lease for this property expires in September 2015. We believe that in general our existing facilities are adequate for our current needs.

        We own a facility of 45,000 square feet in Medford, Oregon, that formerly headquartered our direct response operations. We relocated substantially all of our direct response operations from Medford, Oregon to Westlake Village during the fourth quarter of 2011. We expect to sell the Medford facility in 2012.

        The distribution center for our Guitar Center stores is located in a leased facility near Indianapolis, Indiana, which is approximately 773,000 square feet in size. The lease term expires in December 2018. We lease a facility in Kansas City, Missouri, with approximately 702,000 of aggregate square footage under an agreement expiring in March 2016 for use as a fulfillment center for our online operations. We also lease a distribution facility of approximately 60,000 square feet in Frederick, Maryland, for our Music & Arts operations, with a lease expiration of February 2014.

        We lease approximately 25,500 square feet of office space in Salt Lake City, Utah, for a customer contact center facility. This lease expires December 2016. We also lease approximately 31,000 square feet of office space in Indianapolis, Indiana for a customer contact center facility. This lease expires in September 2022.

        The initial lease terms for our Guitar Center stores typically range from 10 to 15 years and allow us to renew for two additional five-year terms. The initial lease terms for our Music & Arts stores typically range from 5 to 10 years and allow us to renew for one additional five-year term. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance, and insurance expenses.

        As of March 22, 2012, we operated 225 Guitar Center stores consisting of approximately 3.4 million square feet, including approximately 3.3 million square feet of leased space and approximately 54,000 square feet of owned space. As of March 22, 2012, we operated 103 Music & Arts stores consisting of approximately 325,000 square feet, all of which is leased.

        A breakdown of our retail store locations as of March 22, 2012, is as follows:

	Number of Stores
State	Guitar Center	Music & Arts	Total
AL	4	—	4
AR	2	—	2
AZ	5	4	9
CA	31	—	31
CO	6	3	9
CT	3	6	9
DE	1	1	2
FL	13	3	16
GA	4	8	12
IA	3	—	3
ID	1	—	1
IL	12	2	14

	Number of Stores
State	Guitar Center	Music & Arts	Total
IN	7	—	7
KS	2	—	2
KY	3	—	3
LA	2	—	2
MA	5	3	8
MD	3	12	15
ME	1	—	1
MI	8	—	8
MN	4	—	4
MO	4	1	5
MS	1	—	1
NC	4	7	11
NE	2	—	2
NH	1	1	2
NJ	7	4	11
NM	1	—	1
NV	3	—	3
NY	12	6	18
OH	8	4	12
OK	2	—	2
OR	5	—	5
PA	8	5	13
RI	1	—	1
SC	2	3	5
SD	1	—	1
TN	4	3	7
TX	23	12	35
UT	2	—	2
VA	5	15	20
WA	6	—	6
WI	3	—	3

Total	225	103	328

Item 3.    Legal Proceedings

        On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and a large musical instrument manufacturer, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California's Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

        In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 ("MDL 2121"),

except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012.

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

        On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel and is engaged in discovery. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. We are not currently able to estimate a probable outcome or range of loss in this matter.

        On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. We are not currently able to estimate a probable outcome or range of loss in this matter.

        In addition to the matters described above, we are involved in various claims and legal actions in the normal cause of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management's opinion that, after consultation with counsel and a review of the facts, a material loss with regard to the statements of financial position, operations and cash flows from such currently pending normal course of business litigation matters is not probable.

Item 4.    Mine Safety Disclosures

        Not applicable

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Holdings' common stock is privately held and there is no established public trading market for its stock. Guitar Center's common stock is owned by Holdings and there is no established trading market for such stock.

        During the 12 months ended December 31, 2011, Holdings issued an aggregate of 1,707 shares of common stock upon the cashless exercise of stock options by current or former employees. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Holders

        As of December 31, 2011, there were 21 holders of Holdings common stock. Holdings owns all of the common stock of Guitar Center.

Dividends

        Holdings did not declare or pay any cash dividends on its common stock in 2011 or 2010. Holdings does not anticipate paying any cash dividends in the near future.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. We derived the selected historical financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 from our audited historical consolidated financial statements included in this Annual Report on Form 10-K. We derived the selected historical financial data as of December 31, 2009, 2008 and 2007 for the year ended December 31, 2008 and for the periods from October 10, 2007 to December 31, 2007 and from January 1, 2007 to October 9, 2007 from our audited historical consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of our future performance.

        The following selected financial data should be read in conjunction with "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in tables may not add due to rounding.

Financial data of Holdings, except where otherwise indicated

	Successor					Predecessor(1)
					Period from October 10, 2007 to December 31, 2007(2)	Period from January 1, 2007 to October 9, 2007(2)
	Year ended December 31,
(Dollars in millions)	2011	2010	2009	2008
Income statement data:
Net sales	$2,082.6	$2,010.9	$2,004.2	$2,228.6	$631.5	$1,620.0
Gross profit	635.1	605.9	589.4	631.0	174.8	461.6
Operating income (loss)
Guitar Center	(96.8)	59.7	(87.9)	(202.2)	26.2	24.5
Holdings	(97.1)	59.7	(87.9)	(202.2)	26.2	—
Net income (loss)
Guitar Center	(153.7)	(8.9)	(147.6)	(185.3)	(0.2)	6.3
Holdings	(236.9)	(56.4)	(189.9)	(219.5)	(8.0)	—
Balance sheet data (at end of period):
Total assets
Guitar Center	1,883.7	2,115.6	2,109.7	2,308.7	2,670.4
Holdings	1,859.1	2,120.7	2,140.1	2,318.1	2,702.2
Long-term debt
Guitar Center	996.8	997.5	998.1	1,020.3	1,104.9
Holdings	1,561.5	1,562.1	1,490.9	1,450.4	1,479.9
Other financial data:
Depreciation and amortization	106.2	104.9	113.8	137.0	24.4	34.8
Capital expenditures(3)	57.3	47.9	45.2	39.4	16.5	50.8
Adjusted EBITDA(4)	196.9	184.3	179.3	191.7	55.9	119.0
Total Debt
Guitar Center	997.5	998.1	1,018.9	1,028.9	1,107.0	160.7
Holdings	1,562.1	1,562.8	1,511.6	1,458.9	1,482.0	—
Other operating data:
Increase (decrease) in Guitar Center comparable store sales(5)	3.7%	(0.1)%	(11.9)%	(5.3)%	1.6%	0.7%
Guitar Center stores at beginning of period	214	214	214	214	213	198
Opened Guitar Center stores	10	—	—	—	1	15
Closed Guitar Center stores	—	—	—	—	—	—

Guitar Center stores at end of period	224	214	214	214	214	213

Music & Arts stores at beginning of period	101	97	97	101	98	97
Opened Music & Arts stores	3	4	2	2	3	9
Closed Music & Arts stores	2	—	2	6	—	8

Music & Arts stores at end of period	102	101	97	97	101	98

(1)
On October 9, 2007, Guitar Center merged with an entity substantially owned by affiliates of Bain Capital. In connection with the merger, Holdings acquired all of the outstanding capital stock of the predecessor for aggregate cash consideration of approximately $1.9 billion. Holdings, which is substantially owned by affiliates of Bain Capital, owns 100% of the stock of Guitar Center.

(2)
For 2007, historical financial results for the predecessor and successor are presented separately. The separate presentation is required because there was a change in accounting basis when purchase accounting was applied in the Transactions. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value. Operating results may not be comparable on a period-to-period basis due to the different cost basis resulting from allocation of the purchase price.

(3)
Capital expenditures include additions to our property, plant, and equipment and do not include any expenditures to add to our rental instruments inventory.

(4)
The following table discloses Holdings' EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA (EBITDA adjusted for other items described below), which are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined under GAAP.

We present Adjusted EBITDA because it is the primary measure used by our chief operating decision makers to evaluate our consolidated performance, as well as the performance of each of our segments. Adjusted EBITDA is also a measure which is used in calculating financial ratios in several material debt covenants in our asset-based credit facility and our term loan. Adjusted EBITDA is defined as EBITDA adjusted to exclude non-cash items and certain other adjustments to consolidated net income permitted under our debt agreements. We believe the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information about certain non-cash items, items that we do not expect to continue at the same level and other items.

The material covenants in our debt agreements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

•
EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•
EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•
EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•
EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•
other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

  The following table summarizes the calculation of Holdings' historical EBITDA and Adjusted EBITDA and provides a reconciliation to net income (loss) for the periods indicated:

	Successor					Predecessor
					Period from October 10, 2007 to December 31, 2007	Period from January 1, 2007 to October 9, 2007
	Year ended December 31,
(Dollars in millions)	2011	2010	2009	2008
Net income (loss)	$(236.9)	$(56.4)	$(189.9)	$(219.5)	$(8.0)	$6.3
Interest expense, net of interest income	161.0	145.2	137.0	148.1	38.5	7.3
Income tax expense (benefit)	(21.2)	(29.1)	(35.1)	(130.6)	(4.1)	11.4
Depreciation and amortization	106.2	104.9	113.8	137.0	24.4	34.8

EBITDA	9.1	164.6	25.9	(65.1)	50.8	59.7
Adjustments to EBITDA
Non-cash charges(a)	3.4	5.1	4.6	5.3	1.2	34.5
Impairment charges	154.3	0.9	135.7	234.6	—	—
Non-recurring charges(b)	5.2	—	—	5.2	0.2	20.7
Other adjustments(c)	24.9	13.7	13.1	11.7	3.7	4.1

Adjusted EBITDA	$196.9	$184.3	$179.3	$191.7	$55.9	$119.0

Adjustments in the calculation of Adjusted EBITDA include the following:

(a)
Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

Stock-based compensation for the predecessor period includes compensation expense recognized on stock option awards, employee share purchase program and restricted stock awards. Stock-based compensation for the successor periods includes compensation expense recognized on stock option awards.

Non-cash rent expense represents the difference between cash rent expense and GAAP rent expense, which includes a non-cash amount due to the straight-line recording of rent expense, and cash received for tenant improvements. Under GAAP, cash received for tenant improvements is amortized and reduces reported rent expense over the term of the lease. In purchase accounting, the amortization of historical cash received for tenant improvement is eliminated. Our adjustment eliminates the historical amortization of the tenant allowances and replaces it with the cash received for such allowances in each period.

(b)
Non-recurring charges in 2011 consist of the loss recognized on the sale of our corporate aircraft.

Non-recurring charges in 2008 include $5.2 million of consulting and other expenses related to organizational changes after our acquisition by Bain Capital.

Non-recurring charges in 2007 include third-party costs, primarily legal fees, related to our acquisition by Bain Capital in 2007.

(c)
Other adjustments include severance payments, accrued bonuses under our long term management incentive plan, gains and losses on disposal of assets, management fees paid to Bain Capital and items we do not expect to continue at the same level.

  Other adjustments in 2011 include restructuring costs of $13.0 million related to the re-alignment of management and support functions and the relocation of our direct response operations.

  Other adjustments in 2009 include a $3.9 million tax audit settlement and $1.3 million of consulting and other transition expenses related to outsourcing certain information technology functions.

  Severance payments totaled $1.3 million in 2011, $4.7 million in 2010, $0.8 million in 2009 and $3.4 million in 2008.

(5)
Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include the sales of Guitar Center online operations. We do not exclude relocated stores from the calculation of comparable store sales. All references in this annual report to comparable store sales results are based on this calculation methodology. This calculation is presented for Guitar Center stores only and does not include Music & Arts retail stores.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this annual report.

        The following discussion, as well as other portions of this annual report, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management "anticipate," "plan," "estimate," "expect," "believe," "intend," and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and forecasts of effective tax rate. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, and particularly in "Risk Factors." Amounts shown in the tables below are generally rounded. Therefore, discrepancies in the tables between totals and the sum of the amounts listed may occur.

Overview

        We are the leading retailer of music products in the United States based on revenue. We operate three reportable business segments: Guitar Center, direct response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. Our direct response segment brands offer catalog and online sales of a broad selection of music products under several brand names, including Musician's Friend, Music123 and Woodwind & Brasswind. Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

        As of March 22, 2012, our wholly owned retail subsidiary operated 225 Guitar Center stores in 43 states and 103 Music & Arts stores in 20 states. As of March 22, 2012, our Guitar Center stores consisted of 146 primary format stores, 75 secondary format stores and four tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet.

        Our Guitar Center and Music & Arts segments are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician's Friend, Inc., Music123, Inc., and Woodwind & Brasswind, Inc. subsidiaries. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of our operating subsidiaries.

        Beginning in 2012, our GTRC Services, Inc. subsidiary operates shared support services for all our brands, including distribution and fulfillment centers, contact centers and technology services. These operations were previously managed separately by our retail store and direct response subsidiaries. The costs of these shared service operations will be allocated among our businesses based on estimated usage, as determined primarily based on sales at each business. We do not expect this change to materially affect the financial results of our business segments.

History

        Guitar Center was founded in 1964 in Hollywood, California. Our flagship Hollywood store has approximately 30,600 square feet of retail space and we believe features one of the largest used and vintage guitar collections in the United States, attracting buyers and collectors from around the world. In front of our Hollywood store is the Rock Walk, which memorializes over 200 famous musicians and music pioneers. The Rock Walk has helped to create international recognition of the Guitar Center name.

        In May 1999, we acquired Musician's Friend, Inc., an Oregon-based direct response musical instrument retailer. Musician's Friend is a leading direct response retailer of music products in the United States, through both its catalogs and e-commerce websites.

        In April 2001, we acquired American Music Group, Ltd. and its related companies, a musical instrument retailer specializing in the rental and sale of band instruments and accessories serving the student and family market. In April 2005, we acquired Music & Arts Center, Inc., a Maryland-based music products retailer which primarily serves the beginning musician and emphasizes rentals, music lessons and band and orchestra instrument sales. Subsequent to the Music & Arts acquisition, our American Music and Music & Arts segments were combined into a new division of our retail store subsidiary that operates under the Music & Arts name.

        In February 2007, we acquired substantially all of the assets of Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind and Music123, an Indiana-based direct response retailer of music products. We refer to these businesses as "Woodwind & Brasswind" and "Music123."

  Acquisition by Bain Capital, LLC

        On October 9, 2007, Guitar Center merged with an entity substantially owned by affiliates of Bain Capital. In connection with the merger, Holdings acquired all of the outstanding capital stock of the predecessor for aggregate cash consideration of approximately $1.9 billion. Holdings, which is substantially owned by affiliates of Bain Capital, owns 100% of the stock of Guitar Center.

  Purchase accounting

        Our consolidated financial statements for the periods following the acquisition vary in important respects from the historical consolidated financial statements for periods prior to the acquisition. We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price for the Guitar Center business (including estimated transaction expenses) was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over these allocations was assigned to goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually.

        The allocation of the purchase price of the assets acquired in the acquisition resulted in increased amortization and depreciation expense relating to our intangible assets and operating assets, because we recorded the intangible assets at fair value and adjusted the book value of our tangible assets to fair value. We extended the remaining depreciable lives of our operating assets to reflect the estimated useful lives for purposes of calculating periodic depreciation, and we are amortizing definite-lived intangible assets over their estimated useful lives. We also adjusted the book value of inventory to fair value, which increased the costs and expenses recognized by us upon the sale of this inventory.

  Increased leverage

        We are highly leveraged and interest expense significantly affects our net income. Holdings assumed $1.548 billion of indebtedness in connection with the acquisition and as of December 31, 2011, Holdings' aggregate indebtedness was $1.562 billion.

        Our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the repayment of debt, and this may place us at a competitive disadvantage to some of our competitors that may be less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. See "Risk Factors—Our level of indebtedness could adversely affect our ability to raise capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements."

Important factors affecting our operating results and financial condition

        We believe that a number of key revenue and cost factors are significant to understanding the operation of our business. Our business also is influenced by general economic and retail industry conditions, as well as trends in the music products industry.

Revenue and cost factors

  •
  Guitar Center store growth.  A significant factor affecting the operating results of our Guitar Center business is our rate of store growth. We grew quickly during the period between January 1, 2005 and December 31, 2007, with over one-third of our Guitar Center stores being opened or acquired during that period. The high level of capital expenditures and related working capital requirements we incurred in connection with opening these stores, coupled with the lower sales of these less mature stores, had a negative impact on our short-term operating results. During the period from January 1, 2008 to December 31, 2010, we did not open any new stores in order to focus on development of our store management and sales force and to allow existing new stores to reach mature sales levels. Having largely achieved these objectives, we opened 10 new stores in 2011 and plan to open 10 to 20 new stores per year thereafter.

  •
  Store maturity.  New stores generally take a number of years to reach what we consider mature sales levels. We generally expect our primary format and secondary format stores to reach mature sales levels in approximately four years and three years, respectively.

  •
  New store costs.  The initial capital expenditures we target in opening new stores are approximately $1.6 million for primary format stores and $1.5 million for secondary format stores. In addition, we target initial inventory requirements for new stores at $1.0 million to $1.4 million for primary format stores and $0.8 million to $1.0 million for secondary format stores. We also incur costs to hire and train store personnel and to link our new stores to our distribution and support systems. Outside of opening new stores, our Guitar Center store business historically has required relatively low maintenance capital expenditures.

  •
  Proprietary products.  Our Guitar Center stores' operating profit is affected by the mix of products we sell. In particular, our average gross selling margin for our proprietary products is significantly higher than for branded products in corresponding categories. Part of our business strategy is to further develop our proprietary products to take advantage of this greater profitability. Our proprietary products sales have grown from 7.4% of our net sales in 2006 to 12.0% of our net sales in 2011. We endeavor to strike a balance between expanding our proprietary products and maintaining good relationships with our vendors who offer competing brand name products.

  •
  Online marketing.  Our direct response business is primarily focused on online sales of our products, although our catalogs remain an important marketing tool. In addition, our online channels for Guitar Center and Music & Arts are becoming increasingly important sales channels. We must act quickly to respond to online marketing trends, and we incur significant costs to upgrade our infrastructure to respond to these trends. During 2009 and 2010, we invested significant capital in developing a sophisticated internal search and comparison shopping engine to improve user functionality and search capability. During 2010 and 2011, we developed enhanced capabilities for our Guitar Center online channel to allow our customers more flexibility to purchase products that can be picked up in-store, delivered from retail store locations or shipped directly to the customer.

  •
  Music & Arts efficiencies.  In recent years, we have focused on improving the operational efficiencies of and reducing working capital requirements of our Music & Arts segment. Among other things, we have reduced selling, general and administrative expenses for this business and made operational changes to achieve better returns on our rental inventory. We do not expect significant growth in this segment in the near term, but our long-term strategy includes opening new stores and acquiring businesses within this fragmented market and integrating them with our Music & Arts business.

Economic and demographic factors

  •
  Discretionary spending.  We believe that our Guitar Center customers comprise a mix of professional and aspiring professional musicians, novice musicians and hobbyists. We believe that professional and aspiring professional musicians view their purchases as a career necessity and these sales are less sensitive to general retail economic trends. However, a significant portion of sales to other customer groups in our Guitar Center and other businesses depends on discretionary spending by consumers. We expect that overall consumer confidence and discretionary spending will continue to have a significant impact on our sales.

  •
  Market saturation.  From 1997 to 2006, our revenue grew significantly through the addition of new Guitar Center stores and through acquisitions. As a result, there are fewer remaining unsaturated large population centers in the United States where we could open new primary format stores. We believe new store growth is likely to include a greater proportion of secondary and tertiary format stores, which typically deliver lower operating margins than our primary format stores.

Restructuring and exit activities

        In 2011, we initiated a restructuring plan to re-align certain management and support functions across the organization. As part of the restructuring plan, we relocated the operations of our direct response business from Medford, Oregon to Southern California in the fourth quarter of 2011. We believe that having the operations of our Guitar Center and direct response businesses at a single location will improve our ability to execute strategic initiatives.

        In connection with this restructuring activity, we incurred employee termination costs of $4.1 million during 2011, which included severance payments and retention bonuses for personnel in Medford and at our corporate office. We will incur an immaterial amount for the remaining termination costs during the first quarter of 2012. We paid an aggregate of $1.5 million related to employee termination benefits during 2011 and we expect to make the remaining payments during the first quarter of 2012.

        We also recognized severance expense of $1.3 million during 2011 under existing employment agreements for executives whose positions were eliminated in the restructuring.

        See Note 3 in the combined notes to consolidated financial statements included elsewhere in this annual report for a summary of accruals, payments and adjustments of accrued employee termination costs.

        Other transition costs related to this restructuring activity include employee relocation assistance, incremental travel expenses, information technology integration and other similar costs. We incurred $7.6 million of such costs during 2011. We expect to incur the remainder of such costs, estimated at between $1.0 million and $1.5 million, during the first quarter of 2012.

Impairment charges

        During 2011, we recorded impairment charges totaling $153.0 million at our direct response segment. The impairment charges consist of $107.0 million related to goodwill, $32.5 million related to tradename intangible assets and $13.5 million related to customer relationship intangible assets.

        We began the goodwill impairment test for our direct response reporting unit as of October 1, 2011. Although revenue and operating income results had varied from management expectations late in the third quarter, management did not believe at that time that goodwill was more likely than not impaired. We believed the slight decrease in third quarter results was a temporary disruption related to the implementation of a new web platform for our Musician's Friend website and the restructuring activities of 2011. Management expected, and still expects, that the relocation of our direct response business to southern California will drive improvements in its financial performance.

        Before concluding the goodwill impairment test for our direct response reporting unit as of October 1, 2011, its revenue and operating income began falling significantly below management's expectations during the critical holiday selling season in November and December. Management believes that recent changes in the online competitive landscape have made it more difficult than ever to attract and retain customers. As a result, there is considerable uncertainty as to when and whether our direct response segment will be able to regain the customers that it lost or failed to attract during the final implementation of the new web platform, the commencement of sales tax collection in the California and the disruptions caused by the relocation of our direct response operations to California.

        We therefore determined it was appropriate to include fourth quarter results and revised cash flow projections in performing the goodwill impairment test. We also evaluated the long-lived assets and indefinite-lived intangible assets of our internet and catalog operations for impairment.

        Based on the fourth quarter results, we significantly reduced our revenue and cash flow projections for the direct response brands. These assumptions included modest growth in revenue and cash flows, consistent gross margin percentage and stable selling, general and administrative costs, which are consistent with our historical experience and are more conservative than the internal budgets and plans we use to manage our business and motivate our executive management. We believe the cash flow projections used are representative of the assumptions market participants would make in valuing the assets and liabilities of our direct response business. The future growth of the direct response business is dependent upon the success of our initiatives to optimize the new Musician's Friend web platform, the success of our marketing and customer acquisition strategies and the effective emergence from the restructuring activities of 2011. The operating results of direct response in the fourth quarter indicated to us that it may take longer than we expected to realize the benefits of these initiatives and neutralize the increased competitive pressures in the e-commerce sector.

        We typically use discounted cash flow analyses to estimate the fair values of our assets and liabilities for the impairment tests. For the goodwill impairment tests, we also use a market multiple approach. The estimated fair values of our tradename and customer relationship intangible assets were lower than their carrying amounts, as a result of the reduced cash flow projections used in the discounted cash flow analyses. Similarly, the estimated fair value of the direct response reporting unit was lower than its carrying amount, as a result of reduced cash flow and operating income projections in the discounted cash flow and market multiple analyses.

        The estimated fair values of the fulfillment center and contact center assets of our direct response operations were not lower than their carrying amounts and accordingly, no impairment was recognized.

        We used discount rates that ranged from 14.0% to 15.0% for the discounted cash flow analysis, reflecting market-based estimates of the risks associated with the projected cash flows of the reporting units. In addition, we used the Gordon Growth Method, for which the terminal capitalization rates used ranged from 0.5% to 1.5%. In the market multiple analysis, we used multiples based on earnings before interest, taxes, depreciation and amortization that ranged from 3.5x to 4.5x. We equally weighted the discounted cash flow and market multiple analyses to determine the estimated fair value of the reporting unit.

        The following table presents the carrying amount of our direct response intangible assets, including goodwill, as of December 31, 2011 after recognizing impairment charges (in thousands):

Goodwill, net of accumulated impairment losses	$—
Trademarks and trade names	11,500
Customer relationships	6,800

Total	$18,300

Results of Operations

        The following tables present our consolidated statements of operations, as a percentage of sales, for the periods indicated:

Holdings

	Year ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross profit	30.5	30.1	29.4
Selling, general and administrative expenses	27.8	27.2	27.1
Impairment of goodwill and other intangible assets	7.3	—	6.7

Operating income (loss)	(4.7)	3.0	(4.4)
Interest expense, net	7.7	7.2	6.8
Loss before income taxes	(12.4)	(4.3)	(11.2)
Income tax benefit	(1.0)	(1.4)	(1.7)

Net loss	(11.4)%	(2.8)%	(9.5)%

Guitar Center

	Year ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross profit	30.5	30.1	29.4
Selling, general and administrative expenses	27.8	27.2	27.1
Impairment of goodwill and other intangible assets	7.3	—	6.7

Operating income (loss)	(4.6)	3.0	(4.4)
Interest expense, net	3.9	3.5	3.6
Loss before income taxes	(8.5)	(0.6)	(8.0)
Income tax benefit	(1.2)	(0.1)	(0.6)

Net loss	(7.4)%	(0.4)%	(7.4)%

2011 compared to 2010

  Net sales

        Consolidated net sales increased 3.6% to $2.083 billion in 2011 from $2.011 billion in 2010.

        Net sales from our Guitar Center segment increased 5.9% to $1.530 billion in 2011 from $1.445 billion in 2010. We opened ten new stores during 2011 which contributed $22.3 million in sales. Comparable retail store sales increased 3.7%, or $50.4 million, and sales from our Guitar Center online operations increased 15.5%, or $12.3 million, compared to 2010. The increase in comparable store sales and online sales were primarily due to a 2.8% increase in the number of transactions and a 1.8% increase in average order size. We believe the increase in transaction count can be attributed to successful television advertising and improvements in our multi-channel selling capabilities. The increase in average order size is primarily the result of tiered coupon promotions encouraging customers to make larger purchases.

        Net sales from our direct response segment decreased 4.1% to $374.3 million in 2011 from $390.4 million in 2010. The decrease was primarily experienced in the fourth quarter, with lower sales during the holiday selling season. We believe the reduced sales were partially due to challenges encountered in rolling out a new web platform for our Musician's Friend website and the business interruption that occurred due to the relocation of our e-commerce corporate headquarters to Southern California. Our direct response segment also continues to face increasing competition as established online retailers add musical instruments to their product offerings. We expect this competition to affect this segment's net sales and gross profit for the foreseeable future.

        Net sales from our Music & Arts segment increased 1.6% to $178.5 million in 2011 from $175.7 million in 2010.

  Gross profit

        Consolidated gross profit increased 4.8% to $635.1 million in 2011 from $605.9 million in 2010. Gross profit margin increased to 30.5% in 2011 from 30.1% in 2010.

        Gross profit margin for our Guitar Center segment was 29.3% in 2011 compared to 28.8% in 2010. The increase was primarily due to lower occupancy costs of 0.5%. The decrease in occupancy costs was primarily due to lower depreciation and amortization expense, reflecting the slower pace of capital expenditures for refurbishments and relocations of our existing stores.

        Gross profit margin for our direct response segment was 27.6% in 2011 compared to 28.1% in 2010. The decrease was primarily due to higher freight costs of 0.3% and lower selling margin of 0.2%.

Freight expense increased primarily due to higher fuel surcharges and increased outbound shipments to customers due to the segment's shipping policy initiative, which offers free shipping on more price points.

        Gross profit margin for our Music & Arts segment was 46.7% in 2011 compared to 45.6% in 2010. The increase was primarily due to higher selling margin of 0.7% and lower shrinkage expense of 0.2%. The improvement in selling margin was driven by product mix and pricing.

  Selling, general and administrative expenses

        Consolidated selling, general and administrative expenses of Holdings increased 6.1% to $579.2 million in 2011 from $546.1 million in 2010. The consolidated increase in selling, general and administrative expenses includes restructuring charges of $13.0 million and a loss of $5.2 million on the sale of our corporate aircraft that were not incurred in the prior year. Corporate restructuring charges of $3.6 million, the loss on sale of our corporate aircraft of $5.2 million and fees related to the amendments of our debt facilities and related SEC registration expenses totaling $2.0 million were not allocated to our business segments. Consolidated selling, general and administrative expenses were 27.8% of net sales in 2011 compared to 27.2% in 2010.

        Consolidated selling, general and administrative expenses of Guitar Center were $578.9 million in 2011 compared to $546.1 in 2010. The difference between selling, general and administrative expenses for Holdings and Guitar Center relates to $0.3 million of debt modification expenses incurred by Holdings.

        Selling, general and administrative expenses for our Guitar Center segment were 23.6% of segment net sales in 2011 compared to 24.1% in 2010. The decrease was primarily due to lower compensation costs of 0.5% and lower depreciation and amortization expense of 0.3%, partially offset by higher group medical costs of 0.2%. Compensation expense decreased due to leveraging on higher net sales and a reduction of our long-term incentive plan bonus accruals based on 2011 consolidated operating results. Depreciation and amortization expense decreased primarily due to lower amortization expense on our customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Group medical expense was higher due to increased claims costs on our self-insured medical plan.

        Selling, general and administrative expenses for our direct response segment were 31.1% of segment net sales in 2011 compared to 27.1% in 2010. The increase was primarily due to higher depreciation and amortization expense of 2.2% and restructuring costs of 2.1%. Depreciation expense increased due to upgrades to our e-commerce platforms and accelerated depreciation on our Medford office facility that was classified as held for sale as of December 31, 2011. Restructuring charges were not incurred in 2010 and are primarily comprised of employee termination benefits and consulting costs related to the relocation of our direct response headquarters operations.

        Selling, general and administrative expenses for Music & Arts were 38.3% of segment net sales in 2011 compared to 39.0% in 2010. The decrease was primarily due to lower compensation costs of 0.3% and lower advertising costs of 0.3%. Compensation expense decreased due to lower bonus expense. Advertising expense decreased due to the reduced utilization advertising tactics that do not meet our required return on investment.

  Operating income (loss)—Holdings

        Consolidated operating income (loss) for Holdings decreased to $97.1 million operating loss in 2011 from $59.7 million operating income in 2010. Consolidated operating loss as a percentage of net sales was 4.7% in 2011, compared to operating income of 3.0% in 2010.

        In addition to the changes in gross margin and selling, general and administrative expenses, Holdings' operating loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment. See "Important factors affecting our operating results and financial condition—impairment charges" for a discussion of impairment charges in 2011.

  Operating income (loss)—Guitar Center

        Consolidated operating income (loss) for Guitar Center decreased to $96.8 million operating loss in 2011 from $59.7 million operating income in 2010. Consolidated operating loss as a percentage of net sales was 4.6% in 2011, compared to operating income of 3.0% in 2010.

        In addition to the changes in gross margin and selling, general and administrative expenses, Guitar Center's operating loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment. See "Important factors affecting our operating results and financial condition—impairment charges" for a discussion of impairment charges in 2011.

  Interest expense—Holdings

        Net interest expense for Holdings increased 10.9% to $161.0 million from $145.2 million in 2010. The increase was primarily due to higher interest expense of $9.4 million on our term loan and $5.6 million on our senior PIK notes. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Interest expense on the senior PIK notes increased due to the addition of accrued interest to the outstanding principal, as permitted under the debt agreement.

  Interest expense—Guitar Center

        Net interest expense for Guitar Center increased 14.5% to $81.1 million from $70.8 million in 2010. The increase was primarily due to higher interest expense of $9.4 million on our term loan. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, increasing the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

  Income tax benefit—Holdings

        Income tax benefit for Holdings was $21.2 million in 2011, compared to $29.1 million in 2010. The effective tax rate for 2011 was 8.2%, compared to 34.1% in 2010.

        The effective rate was lower in 2011 primarily due to goodwill impairment charges of $107 million that are not recognized for income tax purposes and a valuation allowance of $32.2 million applied to deferred tax assets that we do not expect to realize in the foreseeable future. Based on our recent history of reporting net losses for financial reporting and income tax purposes in recent years, we determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be realized.

  Income tax benefit—Guitar Center

        Income tax benefit for Guitar Center was $24.2 million in 2011, compared to $2.3 million in 2010. The effective tax rate 2011 was 13.6% compared to 20.3% in 2010.

        The effective rate was lower in 2011 primarily due to goodwill impairment charges of $107 million that are not recognized for income tax purposes.

2010 compared to 2009

  Net sales

        Consolidated net sales for 2010 increased 0.3% to $2.011 billion, compared to $2.004 billion in 2009.

        Net sales from our Guitar Center segment in 2010 totaled $1.445 billion, a 0.7% increase from $1.435 billion in 2009. Our Guitar Center online sales increased $11.7 million compared to 2009, reflecting our efforts to leverage the existing retail store customer base. Comparable store sales decreased 0.1%, or $1.6 million. We did not open any new stores during 2010.

        Net sales from direct response in 2010 totaled $390.4 million, a 0.8% decrease from $393.7 million in 2009. The decrease primarily reflects the impact of increased e-commerce competition, particularly in the form of free shipping offered by other e-commerce merchants and established online retailers adding musical instruments to their product offerings. We expect this competition to affect the direct response segment's net sales and gross margin for the foreseeable future.

        Net sales from Music & Arts in 2010 totaled $175.7 million, a 0.1% decrease from $175.9 million in 2009.

  Gross profit

        Consolidated gross profit for 2010 increased 2.8% to $605.9 million, compared to $589.4 million for 2009. Consolidated gross profit as a percentage of net sales for 2010 increased to 30.1% from 29.4% in 2009.

        Gross profit margin for our Guitar Center segment was 28.8% in 2010 compared with 27.8% in 2009. The increase in gross profit was primarily due to higher selling margin of 0.6% and lower occupancy costs of 0.5%. Selling margin benefited from product mix and increased sales penetration on our proprietary brands. Occupancy costs were lower primarily due to decreased depreciation and amortization expense on store assets, reflecting the slower pace of capital spending on store refurbishment and relocations compared to earlier years.

        Gross profit margin for direct response was 28.1% in 2010 compared with 28.5% in 2009. The decrease was primarily due to higher shrink expense of 0.6% and lower gift card breakage of 0.3%, partially offset by improved selling margin of 0.3%. Shrink expense was higher due to increased volume of replacement merchandise shipped to customers. The decrease in gift card breakage reflects current trends in our gift card redemption patterns.

        Gross profit margin for Music & Arts was 45.6% in 2010 compared with 44.3% in 2009. The increase was due to higher selling margin of 1.5% and reduced shrink expense of 0.6%, partially offset by higher freight expense of 0.7%. Selling margin benefited from a reduction in rental inventory purchases by moving owned inventory among locations to meet demand. This strategy also contributed to the increase in freight expense. Shrink expense decreased due to better recovery rates for rental instruments on delinquent accounts.

  Selling, general and administrative expenses

        Consolidated selling, general and administrative expenses for 2010 increased 0.4% to $546.1 million, compared to $543.8 million for 2009. As a percentage of net sales, selling, general and administrative expenses for 2010 increased to 27.2% from 27.1% in 2009. Selling, general and administrative expenses were affected by higher compensation expense, in part resulting from severance expense recognized upon the retirement of a key executive in November 2010. The increase in compensation expense was partially offset by lower amortization expense on our customer relationship intangible assets.

        Selling, general and administrative expenses for our Guitar Center segment in 2010 were 24.1% of net sales compared to 24.2% in 2009. The decrease was primarily due to lower advertising expense of 0.2% and lower taxes and licenses expense of 0.2%, partially offset by higher compensation expense of 0.3%. Compensation expense increased due to the combination of higher bonus expense and the deleveraging effect of lower net sales.

        Selling, general and administrative expenses for direct response were 27.1% of sales in 2010 compared to 28.3% in 2009. The decrease was primarily due to lower compensation expense of 0.8% and lower depreciation and amortization expense of 0.6%, partially offset by higher advertising expense of 0.5%. Compensation expense was lower due to labor efficiencies achieved in our order processing centers. The decrease in depreciation and amortization is primarily from lower amortization expense on our customer relationship intangible assets.

        Selling, general and administrative expenses for Music & Arts were 39.0% of net sales in 2010 compared to 37.9% in 2009. The increase was primarily due to higher compensation expense of 0.8% and higher group medical costs of 0.4%. Compensation expense was higher primarily due to additional retail staff added during the second half of 2010 at temporary locations to increase back-to-school and holiday season sales. Group medical expense was higher due to increased claims costs on our self-insured medical plan.

  Operating income (loss)

        Consolidated operating income for 2010 increased 168.0% to $59.7 million, compared to an $87.9 million operating loss in 2009. As a percentage of net sales, consolidated operating income for 2010 increased to 3.0%, compared to a loss of 4.4% in 2009. The improvement in operating income was primarily the result of impairment charges of $133.5 million in 2009 on goodwill and trademark intangible assets and the increase in gross profit in 2010 compared to 2009.

  Interest expense—Holdings

        Net interest expense for Holdings for 2010 increased 6.0% to $145.2 million, compared to $137.0 million in 2009. The increase was due to accrued interest added to the outstanding principal on the senior PIK notes. In accordance with the senior PIK notes, accrued interest payable semi-annually from April 2008 to October 2010 was permitted to be deferred and added to the outstanding principal balance. We elected to defer the interest payment and increase the principal balance on the senior PIK notes for each of those periods. Higher interest expense on the senior PIK notes was partially offset by lower interest expense in 2010 on our floating-rate term loan resulting from principal payments of $20.1 million in 2010 and lower interest rates.

  Interest expense—Guitar Center

        Net interest expense for Guitar Center for 2010 decreased 1.7% to $70.8 million, compared to $72.0 million in 2009, primarily due to the decrease in the LIBOR index rate on our floating-rate term loan.

  Income tax benefit—Holdings

        Income tax benefit for Holdings for 2010 was $29.1 million, compared to $35.1 million in 2009. The effective tax rate for 2010 was 34.1% compared to 15.6% in 2009. The effective rate was lower in 2009 due to impairment charges for goodwill that are not recognized for income tax purposes.

  Income tax benefit—Guitar Center

        Income tax benefit for Guitar Center for 2010 was $2.3 million, compared to $35.1 million in 2009. The effective tax rate for 2010 was 20.3% compared to 7.7% in 2009. The effective rate was lower in 2009 due to impairment charges for goodwill that are not recognized for income tax purposes.

Liquidity and capital resources

        Our principal sources of cash are cash generated from operating activities and available borrowing capacity under our asset-based revolving credit facility. In 2011, cash used in operating activities totaled $24.9 million, which was provided by our available cash balances at the beginning of the year. Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of December 31, 2011, the borrowing base was $297.3 million, which supported $8.1 million of outstanding letters of credit and $289.2 million of undrawn availability. Our borrowings on the asset-based revolving credit facility during 2011 were not significant.

        Our principal uses of cash typically include capital expenditures, the financing of working capital and payments on our indebtedness.

        Holdings' business activities consist solely of debt and equity financing related to its ownership of Guitar Center, and consequently Holdings does not generate cash flows other than amounts distributed to it by Guitar Center. Holdings is dependent on distributions received from Guitar Center to meet its debt service obligations on the senior PIK notes. The senior PIK notes are not guaranteed by any of Holdings' subsidiaries.

        We believe that the asset-based revolving credit facility, our cash on hand and funds generated from operations will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the next 12 months. Over the longer term, we expect that operating cash flows from our existing businesses will continue to be adequate to fund capital expenditures and working capital requirements. We plan to expand our retail store presence and increase our investments in e-commerce, with the goal of increasing the operating cash flows from our existing businesses to fund debt service requirements. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors and the cost of litigation claims, among other factors.

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

Cash flows

  Operating activities

        Holdings' net cash used in operating activities was $24.9 million in 2011, consisting of a net loss of $236.9 million, plus non-cash items of $253.2 million, less changes in working capital and other activities of $41.1 million. Significant non-cash items in 2011 include impairment charges totaling $154.3 million and depreciation and amortization expense of $106.2 million. Cash payments for interest in 2011 were $157.5 million, which includes interest payments of $79.6 million on the senior PIK notes that were not required in 2010. Significant uses of cash for working capital and other activities include a $46.1 million increase in merchandise inventories to support new store growth, expand product assortments and increase proprietary inventory levels.

        Holdings' net cash provided by operating activities was $143.4 million in 2010. Significant sources of cash during 2010 were $81.2 million of net income adjusted for non-cash items and $62.3 million of changes in working capital and other activities. Significant non-cash items in 2010 included $104.8 million of depreciation and amortization expense and $57.4 million of non-cash interest on the senior PIK note. Cash payments for interest totaled $69.0 million in 2010. Significant sources of cash from working capital and other activities in 2010 included a decrease in prepaid expenses and other current assets of $16.2 million, primarily from an income tax refund on amended 2007 income tax returns, an increase in accrued expenses and other current liabilities of $16.8 million related to accrued interest on the senior PIK note and a net decrease in inventory of $11.4 million.

        Guitar Center's net cash provided by operating activities was $55.0 million in 2011, compared to $143.4 million in 2010. The difference between Holdings and Guitar Center operating cash flow in 2011 represents payment of interest on Holdings' long-term debt.

  Investing activities

        Holdings' and Guitar Center's cash used in investing activities primarily relates to capital expenditures.

        Holdings' and Guitar Center's net cash used in investing activities was $53.5 million in 2011, compared to $47.9 million in 2010. Capital expenditures in 2011 included approximately $27.6 million in information technology development and purchases, $16.0 million related to new Guitar Center stores and $4.3 million to remodel or refurbish existing Guitar Center and Music & Arts stores. Proceeds from the disposal of property and equipment totaled $4.0 million in 2011 and includes net proceeds of $3.2 million on the sale of our corporate aircraft. The proceeds will be used to fund ongoing operating activities. Capital expenditures in 2010 included approximately $33.3 million in information technology development and purchases and $5.1 million to remodel or refurbish existing Guitar Center stores.

  Financing activities

        Holdings' cash used in financing activities was $9.3 million in 2011, compared to $21.5 million in 2010. Cash used in financing activities in 2011 was primarily related to the payment of fees to our lenders in connection with an amendment of the terms and extension of maturity dates for our long-term debt. In 2010, we made a prepayment of principal of $20.1 million on our term loan facility relating to excess 2009 cash flow. A similar prepayment was not required in 2011 for excess 2010 cash flow.

        Guitar Center's cash used in financing activities was $89.2 million in 2011, compared to $21.5 million in 2010. In 2011, Guitar Center made distributions to Holdings of $81.0 million, primarily to fund payment of interest on the senior PIK notes. Cash paid for financing fees in 2011 was related to an amendment of terms and extension of maturity dates for Guitar Center's long-term debt. In 2010, we made a prepayment of principal of $20.1 million on our term loan facility relating to excess 2009 cash flow. A similar prepayment was not required in 2011 for excess 2010 cash flow.

Capital Expenditure Requirements

        We opened 10 new Guitar Center stores during 2011, comprised of six primary format locations, three secondary format locations and one tertiary format location. We also plan to open new stores at a rate of 10 to 20 stores per year, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

        Historically, our cost of capital improvements for new Guitar Center stores has been approximately $1.2 million for a primary market store and $0.9 million for a secondary market store. These costs generally consist of leasehold improvements, fixtures and equipment. We expect that our costs for capital improvements for stores opened in 2012 will be approximately $1.6 million for primary format stores and $1.5 million for secondary format stores. Additionally, our new primary stores generally require between $1.0 million and $1.4 million of gross inventory and secondary stores require between $0.8 million to $1.0 million of gross inventory upon store opening.

        For 2012, we expect our total capital expenditures to be approximately $66.5 million. This amount primarily is comprised of approximately $27.4 million investment in information technology, $28.9 million in build-out, renovation and relocation costs for new and existing Guitar Center stores and $10.2 million of other capital expenditures.

Debt

        Our outstanding long-term debt as of December 31, 2011 consisted of a senior secured term loan, senior notes of Guitar Center and senior PIK notes of Holdings. The aggregate outstanding principal balance on this debt as of December 31, 2011 was $1.561 billion. We expect interest payments on our long-term debt will be between $140 million and $148 million per year through 2016 and $130 million for the years thereafter until the scheduled maturities of our long-term debt.

        The majority of scheduled maturities of our long-term debt occur in 2017 and 2018, with total maturities of $1.528 billion in those years. Scheduled maturities and principal payments for the years 2012 through 2016 total $33.2 million. Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

        We also have an asset-based revolving credit facility that has a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of December 31, 2011, we had no outstanding principal balance on the asset-based credit facility.

        As of December 31, 2011, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of December 31, 2011 that does not exceed 3.5x. As of December 31, 2011, our consolidated secured net leverage ratio was 2.7x.

        A summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes are described below.

  Senior Secured Term Loan Credit Facility

        On October 9, 2007, we entered into a senior secured term loan credit facility. The term loan facility was amended as of March 2, 2011.

        The term loan facility matures on April 9, 2017 for term loans that were extended pursuant to the amendment in March 2011, and October 9, 2014 for term loans that were not extended at that time. As of December 31, 2011, the term loan facility consisted of approximately $613.8 million of extended term loans and $7.9 million of non-extended term loans. The term loan facility permits extensions to the maturity of the term loans and modifications to their terms so long as certain conditions are satisfied.

        The borrower under the term loan facility is Guitar Center. All obligations under the term loan facility are unconditionally guaranteed by our primary subsidiaries. The collateral for borrowings under the term loan facility consists of a first-priority security interest in all of the capital stock in subsidiaries held by Holdings, Guitar Center and the guarantors, substantially all plant, material owned real property and equipment of Guitar Center and the guarantors and substantially all other personal property of Guitar Center and the guarantors other than the asset-based facility collateral, including patents, copyrights, trademarks, other general intangibles and related proceeds. The collateral also consists of a second-priority security interest in our asset-based facility collateral, which includes all accounts receivable arising from the sale of inventory and other goods and services, inventory, cash, deposit accounts and related proceeds.

        At our option, loans under the term loan facility may be maintained from time to time as "prime rate" loans or "LIBO rate" loans. Prime rate loans bear interest at the applicable margin (as defined below) in excess of (1) the highest of the variable annual rate of interest determined by JPMorgan Chase Bank, N.A. as its "prime rate," (2) 1/2 of 1.00% per annum in excess of the federal funds rate or (3) a LIBO Rate applicable to an interest period of one month (or, if higher, and only in the case of extended term loans, three months) on such day plus 1.00% per annum. LIBO rate loans bear interest at the applicable margin in excess of a LIBO Rate. The "applicable margin" means a percentage per annum equal to, in the case of any (1) non-extended term loan that is a prime rate loan, 2.50%, (2) non-extended term loan that is a LIBO rate loan, 3.50%, (3) extended term loan that is a prime rate loan, 4.25% and (4) extended term loan that is a LIBO rate loan, 5.25%.

        Once repaid, no amounts under the term loans may be re-borrowed.

        The term loan facility provides for incremental term loan facilities in an aggregate principal amount of $50.0 million plus the amount available such that the consolidated secured net leverage ratio is less than or equal to 2.75:1.00 on a pro forma basis after giving effect to the incremental indebtedness, provided that each incremental term loan facility shall be no less than $10.0 million (unless such lesser amount represents all remaining availability under the incremental term loan facilities) and no default or event of default shall exist or arise from the incremental facility.

        The term loan facility requires us to comply with customary affirmative and negative covenants. It also requires us to comply with financial covenants, including covenants with respect to our consolidated secured net leverage ratio. The consolidated secured net leverage ratio covenant becomes more restrictive over time.

  Asset-Based Revolving Credit Facility

        On October 9, 2007, Guitar Center, as lead borrower, entered into a senior secured asset-based loan facility. The asset-based facility was amended on March 2, 2011.

        The asset-based facility matures on February 9, 2016 for the portion that was extended pursuant to the amendment in March 2011, and October 9, 2013 for the portion that was not extended. On September 27, 2011, we obtained a $15 million commitment on our asset-based revolving credit facility to substitute the commitments of other participating lenders, extending the maturity date on the commitment from October 2013 to February 2016. The terms of the new commitment, other than the extended maturity date, are the same as existing terms under the facility. However, if the stated maturity date of any term loans under the term loan facility, or permitted indebtedness that replaces or refinances those term loans, is prior to April 10, 2016, then the maturity date for the extended portion of the facility will be 91 days prior to the earliest stated maturity date of the non-extended term loans. As of December 31, 2011, the asset-based facility consisted of a $253.0 million extended revolving credit facility and a $120.0 million non-extended revolving credit facility, including a $25.0 million swing line sub-facility and a $100.0 million letter of credit sub-facility. There were no outstanding borrowings under the asset-based facility as of December 31, 2011.

        On March 16, 2012, we obtained a $35 million commitment under the extended terms of the asset-based facility to substitute commitments that were not extended in March 2011. The terms of the new commitment, other than the extended maturity date, are the same as existing terms under the facility.

        Borrowers under the asset-based facility include Guitar Center, Guitar Center Stores, Inc. and Musician's Friend, Inc. All obligations under the asset-based facility are unconditionally guaranteed by our primary subsidiaries. The collateral for borrowings under the asset-based facility consists of a first-priority security interest in the asset-based collateral and a second-priority security interest in the term loan collateral, as discussed above in "Senior Secured Term Loan Credit Facility."

        At our option, loans under the asset-based facility may be maintained from time to time as prime rate loans or LIBO rate loans. Prime rate loans bear interest at the applicable margin (as defined below) in excess of the highest of (1) the variable annual rate of interest determined by JPMorgan Chase Bank, N.A. as its "prime rate," (2) 1/2 of 1.00% per annum in excess of the federal funds rate and (3) a LIBO Rate applicable to an interest period of one month on such day plus 1.00% per annum. LIBO rate loans bear interest at the applicable margin in excess of a LIBO Rate which is adjusted for maximum reserves. The "applicable margin" is defined to mean a percentage per annum based on our average daily excess availability. If our average daily excess availability is greater than $250.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.00%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.25%, (3) extended asset-based loan that is a prime rate loan, 1.75% and (4) extended asset-based loan that is a LIBO rate loan, 2.75%. If our average daily excess availability is greater than $125.0 million but less than or equal to $250.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.25%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.50%, (3) extended asset-based loan that is a prime rate loan, 2.00% and (4) extended asset-based loan that is a LIBO rate loan, 3.00%. If our average daily excess availability is less than or equal to $125.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.50%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.75%, (3) extended asset-based loan that is a prime rate loan, 2.25% and (4) extended asset-based loan that is a LIBO rate loan, 3.25%.

        The borrowers pay the administrative agent, for the account of the non-extended asset-based facility lenders, an aggregate fee at a rate per annum equal to 0.25% per annum of the average daily balance of the unused commitments under the non-extended portion of the facility quarterly in arrears. This fee is 0.50% per annum of the average daily balance of the unused commitments under the extended portion of the facility for the extended asset-based facility lenders.

        Revolving loans may be borrowed, repaid and re-borrowed at any time to fund our working capital needs and for other general corporate purposes. The asset-based facility provides for incremental revolving credit facilities to increase the aggregate of the then outstanding extended commitments in an aggregate principal amount of $75.0 million, plus an amount equal to the aggregate amount of the terminated non-extended commitments.

        The asset-based facility requires us to comply with customary affirmative and negative and financial covenants. It also requires us to comply with financial covenants which require us to maintain our consolidated fixed charge coverage ratio as of the last day of each quarter of at least 1.00 to 1.00.

  Notes

        On August 7, 2008, Guitar Center issued $375 million of the senior notes and Holdings issued $401.8 million of the senior PIK notes. The terms of the senior notes and senior PIK notes, including the maturity dates, were amended on March 2, 2011. As of December 31, 2011, we and Holdings, respectively, had outstanding $375 million in aggregate principal amount of senior notes and $564.7 million in aggregate principal amount of senior PIK notes.

        The senior notes mature on October 15, 2017 and the senior PIK notes mature on April 15, 2018. Interest on the senior notes accrues at a rate of 11.50% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. Interest on the senior PIK notes accrues at a rate of 14.09% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. Until and through October 15, 2010, Holdings paid interest on the senior PIK notes by increasing the principal amount of such notes for the entire amount of the interest payment.

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

        The senior notes are guaranteed on an unsecured senior basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities described above. The senior PIK notes are not guaranteed by Guitar Center or any of its subsidiaries.

        The indentures governing the notes contain covenants limiting, among other things, our ability and the ability of restricted subsidiaries to: (1) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock; (2) pay dividends or make distributions to our stockholders; (3) repurchase or redeem capital stock or subordinated indebtedness; (4) make investments or acquisitions; (5) incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us; (6) enter into transactions with affiliates; (7) create liens; (8) merge or consolidate with other companies or transfer all or substantially all of our assets; (9) transfer or sell assets, including capital stock of subsidiaries; and (10) prepay, redeem or repurchase debt that is junior in right of payment to the notes.

        Guitar Center may redeem some or all of the senior notes at any time on or after October 15, 2013 at 100% of the principal amount of senior notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption.

        Holdings may redeem some or all of the senior PIK notes at any time on or after October 15, 2013 at the redemption prices (expressed as percentages of principal amount of senior PIK notes to be redeemed) set forth below, together with accrued and unpaid interest, if any, to the date of redemption:

Period	Percentage
October 15, 2013 - October 14, 2014	101.7613%
October 15, 2014 and thereafter	100.000%

        Guitar Center and Holdings, respectively, also may redeem some or all of the respective notes at any time prior to October 15, 2013, in each case, at a price equal to 100% of the principal amount of the notes to be redeemed plus a "make whole" premium and accrued and unpaid interest, if any, to the date of redemption.

        If Guitar Center or Holdings, as applicable, experiences a change of control, we or Holdings, as applicable, will be required to make an offer to purchase the senior notes or senior PIK notes, as applicable, at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions are triggering events which may require us or Holdings to use the proceeds from those asset dispositions to make an offer to purchase the senior notes or senior PIK notes, as applicable, at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase.

        If the senior PIK notes would otherwise constitute "applicable high yield discount obligations" within the meaning of Section 163 (i)(1) of the Internal Revenue Code at the end of the first accrual period ending after the fifth anniversary of November 28, 2007, Holdings will be required to redeem for cash a portion of each senior PIK note then outstanding equal to the "mandatory principal redemption amount." The redemption price for the portion of each senior PIK note redeemed will be 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. The "mandatory principal redemption amount" means the portion of a senior PIK note required to be redeemed to prevent such note from being treated as an "applicable high yield discount obligation" within the meaning of Section 163(i)(1) of the Internal Revenue Code. As of December 31, 2011, payment-in-kind interest of $189.7 million had been added to the initial principal balance of the senior PIK notes, and we estimate that the payment will be the total accrued payment-in-kind amount as of the payment date, less the first annual payment-in-kind amount of $55 million. We expect to make this payment in April 2013.

        The indentures governing the notes contain customary events of default, including, but not limited to, cross-defaults among other debt agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

  Certain dividend restrictions

        The guarantors under the term loan facility, the asset-based facility and the senior notes are generally not restricted in their ability to dividend or otherwise distribute funds to Guitar Center except for restrictions imposed under applicable state corporate law. However, Guitar Center is limited in its ability to pay dividends or otherwise make distributions to Holdings under the term loan facility, the asset-based facility and the indenture governing the senior notes. Specifically, the term loan facility and the asset-based facility each prohibits Guitar Center from making any distributions to Holdings except for limited purposes, including, but not limited to: (i) the payment of interest on the senior PIK notes by Holdings so long as no payment or bankruptcy event of default exists; (ii) general corporate, overhead and similar expenses of Holdings incurred in the ordinary course of business, (iii) the payment of taxes by Holdings as the parent of a consolidated group that includes Holdings, Guitar Center and the guarantors, (iv) the partial redemption or prepayment of the senior PIK notes by Holdings to the extent necessary to make an "applicable high yield discount obligation" (AHYDO) "catch-up" payment thereon and (v) advisory fees of Holdings not to exceed the amounts payable in respect thereof under the advisory agreement with Bain Capital as in effect on October 9, 2007 so long as certain events of default do not exist. Notwithstanding the foregoing, so long as no event of default existed or exists, Guitar Center may make distributions to Holdings in an aggregate amount not to exceed $25 million after March 2, 2011.

        The senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings in an amount not to exceed (a) 50% of Guitar Center's consolidated net income for the period beginning March 2, 2011 and ending as of the end of the last quarter before the proposed payment, plus (b) 100% of the net cash proceeds received by Guitar Center from the issuance and sale of capital stock, plus (c) 100% of cash contributions to Guitar Center's capital, plus (d) to the extent not included in consolidated net income, 100% of the amount received in cash from the sale or other disposition of certain investments, provided that certain conditions are satisfied, including that Guitar Center would, at the time of the proposed payment and after giving pro forma effect thereto, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture. Similar provisions regarding dividends and other distributions payable by Holdings are included in the senior PIK notes indenture.

        Notwithstanding the foregoing, the senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings to, among other things, fund (A) interest payments on the senior PIK notes, (B) any mandatory redemption of a portion of the senior PIK notes pursuant to the senior PIK notes indenture, (C) an offer to purchase upon a change of control or asset sale to the extent required by the terms of the senior PIK notes indenture, (D) tax payments, (E) general corporate overhead and operating expenses and (F) fees of Holdings under the advisory agreement with Bain Capital.

Contractual obligations and commercial commitments

        The following table reflects our significant contractual cash obligations as of December 31, 2011. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period (dollars in millions)
	Total	2012	2013 - 2014	2015 - 2016	2017 and thereafter
Guitar Center:
Long-term debt obligations(1)	$1,016.6	$—	$18.6	$13.0	$985.0
Interest on long-term debt(2)	452.4	80.9	162.3	160.0	49.2
Capital lease obligations(3)	0.7	0.6	0.1	—	—
Operating lease obligations(4)	322.6	68.8	120.2	83.6	50.0
Management advisory agreement(5)	23.0	4.0	8.0	8.0	3.0

Total	1,815.3	154.3	309.2	264.6	1,087.2

Holdings:
Long-term debt obligations(6)	564.7	—	134.7	—	430.0
Interest on long-term debt(6)(7)	389.2	59.7	127.5	121.2	80.8

Total	953.9	59.7	262.2	121.2	510.8

(1)
Includes payment of the term loan and senior notes. Also includes an expected principal payment of $19.9 million in 2017 related to our expected reinvestment of one-half of the April 2012 interest payment due on the senior PIK notes, as permitted under the PIK notes indenture.

(2)
Includes interest on all long-term debt of Guitar Center. Future interest on the floating-rate term loan assumes the rate in effect as of December 31, 2011 will remain constant in future periods.

(3)
Capital lease obligations include insignificant interest payments.

(4)
Represents minimum rent payments for operating leases under current terms. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with leased property and equipment. These amounts have ranged between approximately 36% and 40% of the total lease expense over the previous three years.

(5)
Minimum fees under an advisory agreement with Bain Capital, in effect until October 2017.

(6)
Represents principal and interest payments on the senior PIK notes. An election is available to us under the senior PIK notes to pay the accrued paid-in-kind interest, less the first annual paid-in-kind amount of $55 million. We anticipate making this payment in April 2013 in the amount $134.7 million.

(7)
Interest payments in 2012 are reduced for the expected reinvestment of one-half of the April 2012 interest payment due, as permitted under the senior PIK notes indenture.

Inflation and changing prices

        We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, we have experienced increases in freight and we have also been experiencing increased product costs as the commodity and labor prices in Asia, particularly in China, have been rising.

Off-balance sheet arrangements

        We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K that have or are reasonably likely to have a material current or future on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

        We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require us to make a number of estimates and assumptions that affect some of the reported amounts. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Additionally, the policy described below regarding credits and other vendor allowances is unique to our industry and deserves the attention of a reader of our financial statements.

Valuation of inventory

        We generally value our merchandise inventory at the lower of weighted average cost method or market value. We value rental inventories and used and vintage guitars at the lower of cost or market using the specific identification method. We depreciate rental inventories on a straight-line basis while out under a rental agreement for rent-to-own sales. We record adjustments to the value of inventory based upon obsolescence and changes in market value. Applicable costs associated with bringing inventory through our Guitar Center retail distribution center are capitalized to inventory. The amounts are expensed to cost of goods sold as the associated inventory is sold. Management has evaluated the current level of inventories considering future customer demand for our products, taking into account general economic conditions, growth prospects within the marketplace, competition, market acceptance of current and upcoming products and management initiatives. Based on this evaluation, we have recorded adjustments to inventory with a corresponding charge to cost of goods sold for estimated decreases in net realizable value. These judgments are made in the context of our customers' shifting needs, product and technological trends, and changes in the demographic mix of our customers. A misunderstanding of these conditions could result in inventory valuation changes as of any given balance sheet date.

Valuation of long-lived assets

        We evaluate long-lived assets, such as property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We consider the following factors, among other things, to be important indicators of impairment:

  •
  significant underperformance relative to historical or projected operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy of our overall business as well as the individual segments of the business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in the estimated fair value of our reporting units or projected cash flows from our stores.

        For long-lived assets, such as property and equipment and intangible assets with finite lives, we evaluate for impairment by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If a potential impairment is identified, we recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the asset. Fair value may be determined based on appraisal values assessed by third parties, if deemed necessary, or a discounted future cash flows analysis.

Goodwill and other intangible assets

        We evaluate goodwill and intangible assets with indefinite lives for impairment annually and we evaluate all intangible assets for impairment whenever events or changes in circumstances indicate that the assets may be impaired.

        We perform a qualitative assessment annually at each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill is more likely than not impaired (that is, a likelihood greater than 50%), we perform the quantitative two step goodwill impairment test. If the qualitative assessment indicates that goodwill of a reporting unit does not meet the more-likely-than-not threshold for impairment, we do not perform a quantitative impairment test for the reporting unit.

        The quantitative goodwill impairment test is a two-step test. In the first step of the test, we evaluate goodwill for impairment by comparing the estimated fair value of each reporting unit that has goodwill to its carrying value. We estimate the fair value of each reporting unit using a combination of market multiple and discounted cash flow analyses, and comparable transactions whenever possible. If the step one analysis indicates goodwill may be impaired, we perform the second step of the test by allocating the reporting units' fair values to its assets and liabilities as if it had been acquired in a business combination. We recognize an impairment loss for the amount by which the carrying amount of goodwill at the reporting unit exceeds the implied fair value of goodwill from the step two analysis.

        The impairment test for intangible assets with indefinite lives involves a comparison of the estimated fair value of the intangible asset with its carrying value. The estimated fair values of trademarks with indefinite lives are also determined using a discounted cash flow analysis.

        For the undiscounted and discounted cash flow analyses used in our impairment tests, we use estimates and assumptions that we consider reasonable in relation to the plans and estimates used to manage our business. We also consider assumptions that we believe market participants would use in pricing the assets and liabilities. Significant judgment is required in selecting those assumptions, such as discount rates, growth rates, terminal capitalization rates and market multiples. We consider current and future expected sales volumes and related operating costs and any anticipated increases or decreases based on expected market conditions and local business environment factors. Significant management judgment is required in the forecasts of future operating results that are used in both undiscounted and discounted impairment tests. It is possible that our plans may change and estimates may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

        See the notes to the consolidated financial statements included elsewhere in this annual report for further discussion of impairment of goodwill and other intangible assets.

Self-Insurance reserves

        We maintain a self-insurance program for workers' compensation of up to $500,000 per claim and medical insurance of up to $350,000 per claim, with excess amounts covered by stop-loss insurance coverage. We recognize a liability for the undiscounted estimated ultimate cost of claims that are known, claims that are incurred but not reported and defense costs. Our self-insurance reserves are based on an actuarial analysis of historical experience and trends in paid and incurred claims.

Sales returns

        As part of our "satisfaction guaranteed" policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow our direct response segment customers to return products within 45 days. Music & Arts customers have 30 days from the date of purchase to return products. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from our estimates, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and other vendor allowances

        We receive cooperative advertising allowances (allowances from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor's products), price protection credits (credits from vendors with respect to in-stock inventory if the vendor subsequently lowers its wholesale price for such products) and vendor rebates (credits or rebates provided by vendors based on the purchase of specified products and paid at a later date).

        We recognize cooperative advertising allowances as a reduction to selling, general, and administrative expense when we incur the advertising expense eligible for the credit.

        We account for price protection credits and vendor rebates as a reduction of the cost of merchandise inventory. We record these credits and rebates at the time the credit or rebate is earned. We recognize the effect of price protection credits and vendor rebates as a reduction of cost of goods sold at the time the related inventory is sold. We reserve for the portion of vendor rebates we estimate will be uncollectible. We estimate the portion of vendor rebates that will be uncollectible through an aging review, specific identification and an analysis of vendor relationships. None of these credits are recorded as revenue.

Gift cards

        We sell gift cards to our customers in our Guitar Center retail stores and online through our two gift card subsidiaries. Revenue from gift card sales is recognized upon redemption of the gift card. Other than a limited number of promotional gift cards, our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, which we refer to as "breakage." Estimated breakage income is recognized as the remaining gift card values are redeemed and is recorded as a reduction of cost of goods sold.

Recently issued accounting pronouncements

        See Note 1 in the combined notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

        We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        We paid a premium of $0.8 million to enter into the cap agreements, with an initial aggregate notional value of $500 million that amortizes by $50 million per year starting in 2009. The individual cap agreements are in the initial notional amounts of $200 million, which matures on December 31, 2012, and $300 million, which matures on January 31, 2013. As of December 31, 2011, the cap agreements had a combined notional amount of $350 million. The interest rate caps are not designated as hedges of interest rate risk and changes in fair value of the cap agreements are recognized in interest expense. We do not expect the financial impact of the cap agreements to be material during the remainder of their terms.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The Consolidated Financial Statements and Supplementary Data are included as an annex to this Annual Report on Form 10-K and incorporated herein by reference. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures (for each of Holdings and Guitar Center)

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        Our executive officers and directors are set forth below. Information regarding the management of Holdings is listed in the executive background descriptions below.

Name	Age	Position
Gregory Trojan	52	Chief Executive Officer and Director
Erick Mason	47	Executive Vice President and Chief Financial Officer
John Bagan	47	Executive Vice President, Merchandising
Dennis Haffeman	59	Executive Vice President, Human Resources
Frank Hamlin	43	Executive Vice President, Guitar Center Brands
Eugene Joly	58	Executive Vice President, Stores
Soren Mills	45	Executive Vice President, Direct Brands
Kenny O'Brien	56	Chief Executive Officer, Music & Arts
Stephen Zapf	46	Executive Vice President, Multi-Channel
Marty Albertson	58	Non-Executive Chairman and Director
Jordan Hitch	45	Director
Matthew Levin	45	Director
Lew Klessel	44	Director
Warren Valdmanis	38	Director
Tom Stemberg	63	Director

        With respect to our current directors, Messrs. Hitch, Levin, Klessel, Valdmanis and Stemberg are affiliates of Bain Capital or its co-investors, Mr. Trojan is our Chief Executive Officer and Mr. Albertson is our former Chief Executive Officer. Directors are chosen by Bain Capital based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below). Our Board has not determined any of our directors to be independent under the standards adopted by the New York Stock Exchange or the NASDAQ Stock Market, which do not apply to us as we are a privately held corporation.

        The principal occupations and positions for at least the past five years of the executive officers and directors named above are as follows:

        Gregory Trojan.    Mr. Trojan joined Guitar Center in October 2007 as our President and Chief Operating Officer and became our Chief Executive Officer in November 2010. From 1996 to 2006, Mr. Trojan was President and Chief Executive Officer of House of Blues Entertainment. Mr. Trojan served as Chief Executive Officer of California Pizza Kitchen for two years while at Pepsico Inc., and held various other positions within Pepsico from 1990 to 1996. Prior to that, he was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Co. Mr. Trojan has previously served on the Board of Directors at Oakley Inc. and since March 2010 has served as a director of Domino's Pizza, Inc. Mr. Trojan also serves as a director and Vice President and Assistant Secretary of Holdings. As a result of these and other professional experiences, Mr. Trojan possesses particular knowledge of and experience in strategic planning and leadership of complex organizations, which strengthen the collective qualifications, skills and experience of our board of directors.

        Erick Mason.    Mr. Mason joined Guitar Center in 1996 as our corporate controller. In January 1999, Mr. Mason was promoted to Senior Vice President, Finance, and in May 2001, Mr. Mason became our Senior Vice President of Operations and Finance. In March 2003, Mr. Mason was promoted to Executive Vice President and Chief Administrative Officer. In April 2006, Mr. Mason became our Chief Financial Officer. From 1986 to 1996, Mr. Mason was employed by KPMG LLP, most recently as senior manager. Mr. Mason also serves as Vice President and Assistant Secretary of Holdings.

        John Bagan.    Mr. Bagan joined Guitar Center in June 2008 as Executive Vice President, General Merchandising Manager. In January 2011, Mr. Bagan became Executive Vice President, Chief Merchandising Officer. From 2002 to September 2006, Mr. Bagan served in a variety of roles at Albertson's, a national supermarket and drug store chain, the last of which was Vice President HBC/GM Merchandising with responsibility across their grocery and drug channels. Mr. Bagan was not employed from October 2006 to May 2008. Prior to Albertson's, Mr. Bagan held a variety of positions with increasing levels of responsibility at Morgan Stanley, American Stores and Target.

        Dennis Haffeman.    Mr. Haffeman joined Guitar Center in 2004 and currently serves as Executive Vice President, Human Resources. Mr. Haffeman has held a number of positions in Guitar Center's retail and corporate operations during his tenure at the company.

        Frank Hamlin.    Mr. Hamlin joined Guitar Center in June 2010 as Executive Vice President, GM, E-Commerce and Marketing. In January 2011, Mr. Hamlin became Executive Vice President, Guitar Center Brands. From 2007 to May 2010, Mr. Hamlin was Executive Vice President Chief Operating Officer of E-Miles, LLC, an interactive marketing company. From 2004 to 2007, he was Director of Marketing, Central Market Division for H.E. Butt Grocery, a fresh, specialty and prepared foods retailer. Prior to that time, Mr. Hamlin held various positions with Brierly& Partners, E-Rewards, Arista Records and The Walt Disney Company.

        Eugene Joly.    Mr. Joly joined Guitar Center in October 2002 as Vice President of High Tech Merchandising and was promoted to Senior Vice President in 2004, to Executive Vice President of Merchandising of the Musician's Friend division in September 2007 and to Executive Vice President of Stores in September 2008. Mr. Joly served as Vice President and General Manager of the TASCAM division of TEAC America from 1998 to 2002 and prior to that held senior leadership positions at several musical instrument retailers.

        Soren Mills.    Mr. Mills joined Guitar Center in January 2011 as Executive Vice President, Direct Brands. From April 2010 to October 2010, Mr. Mills served as Chief Marketing Officer for Copart.com.

From June 2002 to October 2009, Mr. Mills served as Vice President with Wal-Mart Stores Inc. Prior to that time, Mr. Mills held various positions at Priceline.com Europe, Onvia.com, PacificCoast Feather Company, PepsiCo, Inc., General Mills Inc., the New York City Elections Project and Andersen Consulting.

        Kenny O'Brien.    Mr. O'Brien has been the Chief Executive Officer of Music & Arts since 1988, including the time since 2005 when Music & Arts was acquired by us.

        Stephen Zapf.    Mr. Zapf joined Musician's Friend in 2006 as Executive Vice President, Marketing. In January 2010, Mr. Zapf became Executive Vice President, Multi-channel. Prior to Musician's Friend, Mr. Zapf was the Chief Operating Officer of DBI, Inc. after its merger in 2002 with Music123.com, where Mr. Zapf was founder and served as Chief Executive Officer & President. Mr. Zapf began his career with McKinsey and Company.

        Marty Albertson.    Mr. Albertson joined Guitar Center in 1979. Mr. Albertson joined Guitar Center as a salesperson and has held various positions of increasing responsibility with Guitar Center since that time. From 1990 to 1999, Mr. Albertson served as our Executive Vice President and Chief Operating Officer. In 1999, Mr. Albertson became our President and Co-Chief Executive Officer. In 2004, Mr. Albertson became our Chairman of the Board and Chief Executive Officer. Mr. Albertson retired as our Chairman of Board of Directors and Chief Executive Officer in November 2010, at which time he became Non-Executive Chairman of the Board of Directors. Mr. Albertson was elected a director in 1996. Mr. Albertson also serves as a director and Non-Executive Chairman of the Board of Directors of Holdings. As a result of these and other professional experiences, Mr. Albertson possesses particular knowledge of our business, including our customers, suppliers, employees and other stakeholders, which strengthens the collective qualifications, skills and experience of our board of directors.

        Jordan Hitch.    Mr. Hitch is a Managing Director at Bain Capital, a position he has held since January 2005. Mr. Hitch joined Bain Capital in 1997 as an Associate and became a Principal in January 2006. Prior to joining Bain Capital, Mr. Hitch was with Bain & Company from 1995 to August 1997, Mr. Hitch serves on the board of directors of Bombardier Recreational Products, Gymboree Corp., Bright Horizons Family Solutions and Burlington Coat Factory. Prior to joining the firm, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch also serves as a director and Vice President of Holdings. As a result of these and other professional experiences, Mr. Hitch brings to our board significant experience in and knowledge of corporate finance and strategy development, which strengthen the collective qualifications, skills and experience of our board of directors.

        Matthew Levin.    Mr. Levin is a Managing Director at Bain Capital, a position he has held since 2000. Mr. Levin joined Bain Capital in 1992. Mr. Levin serves on the board of directors of Bombardier Recreational Products, Dollarama, Michaels Stores, Toys R Us, Edcon Holdings (Pty) Ltd., Lilliput, Inc. and Unisource. Prior to joining the firm, Mr. Levin was a consultant at Bain & Company where he consulted in the consumer products and manufacturing industries. Mr. Levin also serves as a director and Vice President of Holdings. As a result of these and other professional experiences, Mr. Levin brings to our board significant experience in and knowledge of corporate finance and managing companies in industries similar to ours, which strengthen the collective qualifications, skills and experience of our board of directors.

        Lew Klessel.    Mr. Klessel is a Managing Partner at Bain Capital, a position he has held since December 2011. Mr. Klessel joined Bain Capital in October 2005 as an Executive Vice President. Prior to joining Bain Capital, Mr. Klessel held several senior operating positions with Home Depot from 1997 to September 2005, including President of HD Supply's Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot's Strategic Business Development function. Prior to

1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young. Mr. Klessel serves on the board of directors of HD Supply, Inc. and Michaels Stores. Mr. Klessel also serves as a director and Vice President of Holdings. As a result of these and other professional experiences, Mr. Klessel brings to our board extensive experience in and knowledge of operating and managing complex organizations, particularly in the retail industry, which strengthen the collective qualifications, skills and experience of our board of directors.

        Warren Valdmanis.    Mr. Valdmanis is a Principal at Bain Capital, a position he has held since January 2009. Mr. Valdmanis joined Bain Capital in November 2005 as a Senior Associate and became a Vice President in January 2007. Prior to joining the firm, Mr. Valdmanis was Manager at Bain & Company from February 2004 to November 2005, where he focused on the media, communications and financial services industries. Mr. Valdmanis serves on the board of directors of Applied Systems. Mr. Valdmanis also serves as a director and Vice President and Assistant Secretary of Holdings. As a result of these and other professional experiences, Mr. Valdmanis brings to our board significant experience in and knowledge of corporate finance and strategy development, which strengthen the collective qualifications, skills and experience of our board of directors.

        Tom Stemberg.    Mr. Stemberg has been a Managing General Partner at Highland Consumer Fund, an equity co-investor in connection with the Transactions, since November 2006. Mr. Stemberg joined Highland Consumer Fund in May 2005 as a venture partner. Prior to joining Highland, Mr. Stemberg founded Staples and served as its Chief Executive Officer for sixteen years until February 2002 and Chairman of the Board of Directors for three additional years until June 2005. Mr. Stemberg currently serves on the board of directors of CarMax, Inc., lulumonahtletica, PETsMART, Inc., Pharmca, City Sports and StriVectin. As a result of these and other professional experiences, Mr. Stemberg brings to our board deep knowledge of and expertise in finance, corporate strategy development and leading complex organizations, which strengthen the collective qualifications, skills and experience of our board of directors.

Corporate Governance

        The Board of Directors of Holdings is responsible for governing our business and affairs. As Holdings is privately held and the members of the Board of Directors are selected by Bain Capital, the Board does not maintain policies and procedures by which stockholders may submit director candidates to the Board or the stockholders for consideration. Highlights of our corporate governance practices are described below.

Board Committees

        Currently, the Board of Directors of Holdings has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.

Audit Committee

        The members of the Audit Committee are Lew Klessel and Warren Valdmanis. The Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As Holdings is privately held and controlled by Bain Capital, the Board has determined that it is not necessary to designate one or more of the Audit Committee members as an "audit committee financial expert" at this time. None of the Audit Committee members is an independent director due to their affiliations with Bain Capital.

        Under its charter, the Audit Committee is generally responsible for overseeing our financial reporting process and assists the Board in fulfilling the Board's oversight responsibilities with respect to: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the qualifications and independence of our independent registered public accounting firm; and (iv) the performance of the independent registered public accounting firm and of our internal audit function.

Compensation Committee

        Please see "Item 11. Executive Compensation-Compensation Discussion and Analysis" for a description of the roles and responsibilities of the Compensation Committee.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis provides information about the objectives and elements of our compensation philosophy, policies and practices with respect to the compensation of our executive officers who are listed in the Summary Compensation Table set forth below, which we refer to as our "named executive officers."

        The Compensation Committee of the Board of Directors of Holdings is comprised of Gregory Trojan, Jordan Hitch and Matthew Levin. Both Mr. Hitch and Mr. Levin are affiliated with Bain Capital, our sponsor, and Mr. Trojan is our Chief Executive Officer. As a result, none of the members of Compensation Committee has been deemed to be an independent director.

Compensation Program

        Our philosophy in establishing compensation policies for our officers and executive officers, including our named executive officers, is to align compensation with our strategic goals and our sponsor's growth objectives, while concurrently providing competitive compensation that enables us to attract and retain highly qualified executives. The principal guiding objectives of our compensation policies are to:

  •
  fairly compensate our executive officers;

  •
  attract and retain highly qualified individuals able to drive our financial performance and meet strategic goals;

  •
  motivate executive officers to achieve exceptional levels of operating and financial performance; and

  •
  align executive officers' interests with the long-term goals of our stockholders.

        Currently, the total compensation for our officers and executive officers, including our named executive officers, consists of three main components: base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards. We strive to reward exceptional corporate and financial performance with higher annual cash compensation. While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives described above.

Compensation Strategy

        The Compensation Committee, in consultation with the Board of Directors and our Chief Executive Officer (other than with respect to his own compensation), is responsible for determining the compensation of all executive officers, including our named executive officers. Mr. Trojan did not participate in the Compensation Committee's deliberations regarding his own compensation.

        The compensation for officers below the executive officer level is typically established by our Chief Executive Officer, in consultation with the Compensation Committee.

        To determine compensation levels for the executive officers, the Compensation Committee considers principally the consolidated financial performance of our company, including the achievement of financial and strategic initiatives. An executive officer's compensation level relative to other executive officers is also influenced by such officer's position and related responsibilities, length of service to our company and prior employment experience. For example, our Chief Executive Officer's total compensation is greater than that of other current executive officers due to his leadership in setting overall strategic goals and his considerable past experience as a chief executive. The compensation for Mr. Mason, our Chief Financial Officer, reflects his role in managing and leading our financial and accounting systems and his more than 15 years of service to our company. The compensation for Mr. O'Brien, the Chief Executive Officer of our Music & Arts business, reflects his more than 20 years of service to that business and his leadership of an important business segment, while the relatively lower total compensation for Mr. Hamlin and Mr. Mills, the Executive Vice Presidents of our brands, is principally a reflection of the fact that they more recently joined our company.

        The Compensation Committee also considers overall past compensation and incentives and seeks to appropriately motivate executives to achieve high levels of company performance. The Compensation Committee, through its members' involvement in numerous other of our sponsor's portfolio companies, has access to compensation-related information that serves to build our overall compensation program for employees generally, and for executive officers in particular.

        To date, we have not formally benchmarked our executive compensation against peer companies, nor have we identified a group of peer companies which would be included in a benchmarking survey. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our Compensation Committee members, along with input from our Chief Executive Officer and other executive officers, as appropriate. While our Compensation Committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted any policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Approvals by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with our overall strategic direction and goals.

Components of Compensation

  Base Salaries

        Base salaries for our named executive officers are generally established at what the Compensation Committee believes are competitive levels based on the members' experience and knowledge of compensation paid by similar companies for similar positions and considering the scope of the individual's responsibilities, individual performance and prior experience, our operating and financial performance and the achievement of planned financial and strategic initiatives. The Compensation Committee sets base salaries at levels designed to attract and retain highly qualified individuals able to drive our financial performance and meet strategic goals. Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee, but adjustments may occur at any time during a year at the discretion of the Compensation Committee.

        Effective November 1, 2010, Gregory Trojan was appointed as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Trojan's base salary was set at $850,000 per year, with potential annual increases at the discretion of the Compensation Committee considering in good faith industry practices for similarly situated executives. In setting Mr. Trojan's base salary, the Board of Directors and the Compensation Committee considered Mr. Trojan's prior compensation as our Chief Operating Officer, the scope and responsibilities of his new position, the competitive market salary at comparable companies and his knowledge of our industry. See "Employment and Other Agreements—Chief Executive Officer."

        Mr. Mason's base salary was $400,000 during 2011. Mr. Mills' base salary was $330,000 during 2011. Mr. Hamlin's base salary was $335,000 during 2011. Mr. O'Brien's base salary was $382,000 during 2011.

        The base salary for each of our named executive officers is listed below in the summary compensation table.

  Annual Bonuses

        In 2011, the Compensation Committee approved the executive bonus plan to provide financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals.

        Under the executive bonus plan, each named executive officer has an annual incentive target expressed as a percentage of base salary. Each named executive officer's annual incentive award is based on EBITDA results for the enterprise or one or more of our business units. We believe that this methodology closely aligns the named executive officer's interests with our stockholders' interests, as we believe that EBITDA is an accurate indicator of our financial performance. We calculate EBITDA, for this purpose, as earnings (loss) before interest, tax, depreciation and amortization with certain adjustments.

        Accordingly, each named executive officer was entitled to a bonus of up to a certain percentage of that executive officer's base salary. The Compensation Committee sets the threshold, target and maximum performance levels for all of the executive officers. The final award depends upon the actual level of performance achieved. The Compensation Committee, however, retains the right to make adjustments in its sole discretion. The target levels of performance for the bonus goals were set at levels that the Compensation Committee believed to be reasonably achievable in view of our historical annual performance.

        For 2011, Mr. Trojan and Mr. Mason each had his bonus based upon overall company adjusted EBITDA results. Mr. Hamlin had 70% of his bonus based upon the adjusted EBITDA results of our Guitar Center business and 30% on the adjusted EBITDA results of the company. Mr. Mills had 70% of his bonus based upon the adjusted EBITDA results of our direct brands businesses and 30% on the adjusted EBITDA results of the company. Mr. O'Brien had 70% of his bonus based upon the adjusted EBITDA results of our Music & Arts business and 30% of his bonus based on the achievement of free cash flow targets at our Music & Arts business. Mr. Trojan had a target threshold of 100% of his salary, Mr. Mason and Mr. O'Brien had a target threshold of 75% of their salaries and Mr. Hamlin and Mr. Mills had a target threshold of 50% of their salaries.

        For 2011, the Compensation Committee established target levels for bonuses, with threshold bonuses beginning at 94% of target, and maximum bonuses being obtained at 120% of target, except for the Music & Arts results which required 125% of target for the maximum bonus.

        The Compensation Committee established adjusted EBITDA targets of $210.0 million for the overall company, $175.9 million for the Guitar Center business, $31.4 million for the direct response business and $18.6 million for the Music & Arts business. The Compensation Committee also established a free cash flow target of $17.4 million for the Music & Arts business.

        Based on the company's performance during 2011, we achieved 94% of the adjusted EBITDA target for the overall company and paid 40% of the target bonus. We achieved 97% of the adjusted EBITDA target for the Guitar Center business and paid 70% of the target bonus. We achieved 58% of the adjusted EBITDA target for the direct response business and paid 0% of the target bonus. We achieved 111% of the adjusted EBITDA target for the Music & Arts business and paid 122% of the target bonus. We achieved 79% of the free cash flow target for the Music & Arts business and paid 0% of the target bonus.

        Actual amounts paid to our named executive officers for 2011 are listed below in the Summary Compensation Table.

  Long-Term Equity-Based Compensation

        To date, our long-term incentive awards have primarily been in the form of stock options granted under the Guitar Center Holdings, Inc. 2009 Amended and Restated Management Equity Plan, which we refer to as the option plan, which was adopted by the Board of Directors on November 18, 2009. The option plan allows for the grant of non-qualified stock options and non-qualified rollover options, which are options granted before the original effective date of the option plan in connection with the contribution of equity by the executive officers in connection with the Transactions.

        We have used grants of stock options as our principal form of equity incentive because we believe stock options are an effective means to align the long-term interests of our executive officers with those of our stockholders. The options attempt to achieve this alignment by providing our executive officers with equity incentives that vest over time or upon the occurrence of certain events. The value of an option is at risk for the executive officer and is entirely dependent on the value of a share of our stock. The value of our stock is dependent in many ways on management's success in achieving our goals. If the price of our common stock drops, for any reason, over the vesting period of the option, the value of the option to the executive will drop and could become worthless.

        The size of each option award is intended to offer the executive a meaningful opportunity for stock ownership relative to his or her position and reflects our Compensation Committee's assessment of market conditions affecting the position as well as the individual's potential for future responsibility within our company. Awards are generally granted in the year that an executive officer commences employment. Additional options may be granted in the discretion of the Compensation Committee. The size of option grants is determined by the Compensation Committee, typically based on the recommendation of our Chief Executive Officer (except with respect to his own option grants). During 2011, we granted options to each of our named executive officers, as listed below in the Summary Compensation Table and the Grants of Plan-Based Awards table.

        We may in the future grant other forms of equity incentives, subject to the Compensation Committee's discretion, to ensure that our executives are focused on long-term value creation.

        The following is a summary of the material terms of the option plan, but does not include all of the provisions of the option plan. For further information about the option plan, we refer you to its complete copy filed as an exhibit to our registration statement on Form S-4, as filed with the SEC on June 30, 2011.

        Administration.    The option plan is currently administered by our Compensation Committee.

        Available Shares.    Under the option plan, the Compensation Committee may authorize awards consisting of rollover options in such numbers of shares as it may determine from time to time. An aggregate of no more than 1,102,500 shares of the common stock of Holdings are reserved for issuance of options other than rollover options, plus an additional number of options issued as replacement options for rollover options under the rollover program described below.

        Eligibility for Participation.    Our officers, directors, employees, consultants and advisors are eligible to receive awards under the option plan.

        Options.    Unless otherwise provided in an award agreement, options granted under the option plan have a ten year contractual term and are divided into three equal tranches. Each tranche is subject to a five-year service-based vesting period with 20% vesting on each anniversary date based on the original grant date. The vesting of tranche 3 awards is also dependent on achievement of performance- and market-based vesting conditions, requiring the realization in a liquidity event of an investment return equal to one and one-half times the investment by Bain Capital, or approximately $900 million based on an investment of approximately $600 million. Tranche 3 awards are only deemed fully vested when they have both time vested and performance vested. As of December 31, 2011, all outstanding tranche 1 and 3 awards have an exercise price of $63.00 per share and all outstanding tranche 2 awards have an exercise price of $31.50 per share.

        The plan provides for accelerated vesting of unvested stock options if there is a change in control, as defined in the option plan, or if Bain Capital fails to own at least 10% of our aggregate common stock after an initial public offering. However, no named executive officer would have received a payment or benefit as a result of this provision if a change in control had occurred as of December 31, 2011 because the value of our common stock did not exceed the exercise price of options held on that date.

        The size of each award was based on each named executive officer's position and the total target compensation packages deemed appropriate for such positions. The Compensation Committee believes these awards were reasonable and consistent with the nature of the individuals' responsibilities and satisfied the goals of competitive compensation and the retention of key executive officers.

        Rollover options.    The Compensation Committee issued options as consideration for the agreement of the respective participant to forgo the exercise of options issued by subsidiaries of Holdings prior to the original effective date of the option plan in connection with the Transactions in 2007. We refer to these options as "rollover options." However, the Compensation Committee has discretion to determine the quantity, price and the terms and conditions of future awards of rollover options.

        Options that were granted on June 1, 2011 were replacement awards for rollover options. During 2010, all outstanding rollover options, with exercise prices ranging from $15.31 to $15.75, were exercised in a cashless exercise, whereby shares were surrendered to satisfy the exercise price. Concurrently with the cashless exercise, new options were granted to replace the surrendered options. A portion of the outstanding shares related to the 2010 cashless exercise of rollover options were repurchased in June 2011 and new options were granted to replace the repurchased shares. The replacement options were fully vested with a contractual term of ten years from the grant date of June 1, 2011, and had an exercise price of $24.17, which was equal to the estimated fair value of our common stock on the grant date.

  Aircraft Usage

        During the first half of 2011, we owned and operated an airplane to facilitate business travel of senior executives in a safe and efficient manner. Although Mr. Trojan was permitted to use the airplane for personal travel until its sale in July 2011, he did not elect to do so.

  Internal Revenue Code Section 280G Tax Gross-Up Payments

        Section 280G of the Internal Revenue Code generally provides that, if certain payments in the nature of compensation paid in connection with a change of control exceed three times the individual's base amount of compensation (generally an average of the individual's Form W-2 compensation for the five years preceding the year in which the change in control occurs), then all amounts paid in excess of one times the base amount of compensation are not deductible by us. Section 4999 of the Internal Revenue Code imposes a twenty percent excise tax on the recipient of any excess payment.

        Mr. Trojan's employment agreement provides that if he is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code as a result of any payments under the employment agreement, we will pay him a "gross-up payment" equal to the sum of the excise tax and all federal, state and local income and employment taxes payable by him with respect to the gross-up payment. As a result, the company would provide Mr. Trojan with payments so that he would receive on an after-tax basis an amount equal to the amount he would have received in the absence of the imposition of excise taxes.

  Other Benefits and Perquisites

        Our named executive officers also receive various other benefits and perquisites. During 2011, these benefits included company-paid medical benefits and either a car allowance or the eligibility to participate in our company provided car program. The Compensation Committee and the Board of Directors believe these benefits and perquisites are reasonable and consistent with the nature of our named executive officers' responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.

Compensation Tables

        The following tables provide information regarding the compensation earned by our named executive officers during 2010 and 2011.

Summary Compensation Table

        The following table provides information for 2010 and 2011 concerning compensation earned for services rendered in all capacities by our named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	All Other Compensation(3)	Total
Gregory Trojan,	2011	$850,000	$340,000	$283,976	$38,675	$1,512,651
Chief Executive Officer	2010	657,692	198,750	234,486	36,257	1,127,185
Erick Mason,	2011	400,000	120,000	168,247	31,960	720,207
Executive Vice President and	2010	367,500	82,687	288,429	27,224	765,840
Chief Financial Officer
Frank Hamlin,	2011	335,000	100,650	15,522	32,169	483,341
Executive Vice President,	2010	190,385	42,650	5,083	11,250	249,368
Guitar Center Brands
Kenneth O'Brien,	2011	382,000	237,827	61,843	4,415	686,085
Chief Executive Officer,	2010	371,315	284,056	67,570	5,225	728,166
Music & Arts
Soren Mills,	2011	330,000	19,800	22,602	27,466	399,868
Executive Vice President,
Direct Response Brands(4)

(1)
The amounts in this column reflect the cash awards to our named executive officers under the executive bonus plan, which are discussed in further detail in the preceding section "Compensation Discussion and Analysis—Compensation Elements—Annual Bonuses."

(2)
The amounts in this column represent compensation expense recognized for stock option awards granted to the named executive officers. Compensation cost on stock option awards is measured based on the grant date fair value of stock option awards and recognized according to the service and vesting terms of the awards. Fair value for the awards and compensation cost recognized for each year are computed in accordance with FASB ASC Topic 718, using the assumptions stated in the notes to consolidated financial statements included in this annual report. Because Holdings is a privately-held company and there is no market for its common stock, the estimated fair value of its common stock is determined by our Board of Directors based on available information that is material to the value of its common stock, including any third party valuation reports, the principal amount of our indebtedness, our actual and projected financial results and fluctuations in the market value of publicly-traded companies in our industry.

(3)
The table below reflects the components of this column for 2011:

	Gregory Trojan	Erick Mason	Frank Hamlin	Kenneth O'Brien	Soren Mills
Medical Benefits(a)	$12,669	$12,669	$12,669	$2,070	$8,697
Automobile(b)	26,006	19,291	19,500	2,345	18,769

Total	38,675	31,960	32,169	4,415	27,466

(a)
Medical benefits includes our payment of the employee portion of health insurance premiums.

(b)
Automobile includes either an automobile allowance or the incremental costs to us associated with the named executive officer's use of a company car, including the value of the use of the company car, automobile insurance costs incurred on behalf of each named executive officer, fuel expenses and maintenance expenses.
(4)
Mr. Mills joined the company in January 2011.

Grants of Plan-Based Awards

        The following table sets forth the plan-based awards granted to our named executive officers during 2011.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(1)
Erick Mason(2)	6/1/2011	588	24.17	5,604
Frank Hamlin(3)	11/4/2011	6,667	63.00	19,534
	11/4/2011	3,333	31.50	23,898
Kenneth O'Brien(2)	6/1/2011	49	24.17	467
Soren Mills(3)	1/20/2011	20,000	63.00	62,800
	1/20/2011	10,000	31.50	76,000
	11/4/2011	6,667	63.00	19,534
	11/4/2011	3,333	31.50	23,898

(1)
Because Holdings is privately held and there is no market for its common stock, the estimated fair value is determined by the Board of Directors as of March 31 each year based on available information that is material to the stock value. Relevant information includes third party valuation reports, indebtedness, actual and projected financial results and the market value of publicly traded companies in the retail industry. Stock option awards were valued based on a price per share of $24.17, which was the estimated fair value of Holdings' common stock on March 31, 2011.

(2)
Stock option awards granted on June 1, 2011 were fully vested on the grant date. These awards were granted concurrently with the exercise of vested rollover stock options under the rollover program. See "Components of Compensation—Long-Term Equity-Based Compensation—Rollover options."

(3)
Stock option awards granted to Mr. Hamlin and Mr. Mills are divided into three equal tranches. Tranche 1 and tranche 3 awards have an exercise price of $63.00; tranche 2 awards have an exercise price of $31.50. All option awards vest at the rate of 20% on each of the first five anniversaries of the grant date. Vesting of tranche 3 awards is further conditioned on the achievement of specified investment returns by the majority stockholders.

Outstanding Equity Awards at Year-End

        The following table presents the unexercised and unvested stock options held by named executive officers at December 31, 2011. Each equity grant is shown separately for each named executive officer. Based on the terms of the grants, tranche 1 and tranche 2 awards vest and become exercisable in equal annual installments on the first five anniversaries of the grant date. Tranche 3 awards vest in equal annual installments on the first five anniversaries of the grant date, but only when market and performance conditions specified in the plan have been met. No named executive officers hold any stock awards.

		Option Awards
Name and Principal Position		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gregory Trojan,	Tranche 1	25,567	11,433	63.00	12/29/2019
Chief Executive Officer(1)(2)	Tranche 2	14,800	22,200	31.50	12/29/2019
	Tranche 3	—	37,000	63.00	12/29/2019
	Tranche 1	7,933	31,734	63.00	11/1/2020
	Tranche 2	7,933	31,734	31.50	11/1/2020
	Tranche 3	—	39,666	63.00	11/1/2020
Erick Mason,	Rollover Options	18,879	—	22.82	10/12/2020
Executive Vice President and	Rollover Options	588	—	24.17	6/1/2021
Chief Financial Officer(3)(4)(5)	Tranche 1	18,312	8,188	63.00	12/29/2019
	Tranche 2	10,600	15,900	31.50	12/29/2019
	Tranche 3	—	26,500	63.00	12/29/2019
Frank Hamlin,	Tranche 1	2,000	8,000	63.00	7/20/2020
Executive Vice President, Guitar	Tranche 2	2,000	8,000	31.50	7/20/2020
Center Brands(6)	Tranche 3	—	10,000	63.00	7/20/2020
	Tranche 1	—	3,333	63.00	11/4/2021
	Tranche 2	—	3,333	31.50	11/4/2021
	Tranche 3	—	3,334	63.00	11/4/2021
Kenneth O'Brien,	Rollover Options	1,081	—	22.82	10/12/2020
Chief Executive Officer, Music	Rollover Options	49	—	24.17	6/1/2021
and Arts(3)(5)(7)	Tranche 1	6,910	3,090	63.00	12/29/2019
	Tranche 2	4,000	6,000	31.50	12/29/2019
	Tranche 3	—	10,000	63.00	12/29/2019
Soren Mills,	Tranche 1	—	10,000	63.00	1/20/2021
Executive Vice President, Direct	Tranche 2	—	10,000	31.50	1/20/2021
Response Brands(8)	Tranche 3	—	10,000	63.00	1/20/2021
	Tranche 1	—	3,333	63.00	11/4/2021
	Tranche 2	—	3,333	31.50	11/4/2021
	Tranche 3	—	3,334	63.00	11/4/2021

(1)
Option awards were granted to Mr. Trojan on December 29, 2009, of which 17,945 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(2)
Option awards were granted to Mr. Trojan on November 1, 2010, vesting at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(3)
Rollover option awards granted on October 12, 2010 were fully vested and exercisable on the grant date.

(4)
Option awards were granted to Mr. Mason on December 29, 2009, of which 12,853 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(5)
Stock option awards granted on June 1, 2011 were fully vested on the grant date. These awards were granted concurrently with the exercise of vested rollover stock options under the rollover program. See "Components of Compensation—Long-Term Equity-Based Compensation—Rollover options."

(6)
Option awards were granted to Mr. Hamlin on July 20, 2010 and November 4, 2011which vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(7)
Option awards were granted to Mr. O'Brien on December 29, 2009, of which 4,850 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(8)
Option awards were granted to Mr. Mills on January 20, 2011 and November 4, 2011which vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

Option Exercises and Stock Vested

        None of our named executive officers exercised stock options or earned vested stock awards during 2011.

Restricted Stock Unit Exercises and Shares Vested

        None of our named executive officers hold any restricted stock awards or other stock awards, including any that vested during 2011.

Pension Benefits

        We did not sponsor any qualified or nonqualified defined benefit plans during 2011.

Nonqualified Deferred Compensation

        We did not provide any deferred compensation programs or benefits during 2011.

Employment and Severance Agreements

  Mr. Trojan, Chief Executive Officer

        We are party to an employment agreement with Mr. Trojan that provides, among other things:

  •
  that the term of the agreement ends on November 1, 2015, with automatic renewals for additional terms of one year unless either party provides notice of termination at least 180 days prior to the end of a particular term;

  •
  a compensation package that includes an annual base salary of at least $850,000, an annual bonus opportunity with a target bonus equal to 100% of Mr. Trojan's then current base salary, eligibility for vacation consistent with company policy and to participate in any automobile program made available to senior executives and to receive equity and other long-term incentive awards for which employees are generally eligible;

  •
  intellectual property and non-disclosure provisions; and

  •
  non-competition and non-solicitation provisions that extend for 18 months after the termination of Mr. Trojan's employment.

        If Mr. Trojan's employment is terminated by us without "cause" or by him with "reasonable justification," he is entitled to severance payments consisting of: (i) continued payment of base salary for 18 months following his termination of employment payable in accordance with our payroll practices, (ii) a lump sum payment equal to 100% of the base salary to be paid on the fifth anniversary of the date of termination, (iii) a lump sum payment equal to 50% of the base salary to be paid on the 18 month anniversary of the date of termination, (iv) any unpaid vacation, (v) reimbursement of outstanding expenses and (vi) continuation of automobile benefits. All equity incentives received up to the date of termination will continue to be governed by the plan(s) pursuant to which such equity incentives were granted. In addition, Mr. Trojan is entitled to receive any accrued base salary and a cash bonus equal to 100% of his base salary pro-rated for any partial year ending on the date of termination payable within 30 days after the date of termination.

        Under Mr. Trojan's employment agreement, "reasonable justification" is defined as the occurrence of any of the following events: (i) the executive is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a change in the executive's title or responsibilities, (iii) there has been a reduction of the executive's base salary or target bonus opportunity, (iv) the executive is required to relocate (within specified parameters) after having objected to such relocation, (v) there is a material failure by us to perform our obligations, (vi) prior to our common shares being listed on a national securities exchange, the executive is involuntarily removed as a member from, or is not elected as a member to, the Board of Directors, or (vii) any person other than Marty Albertson, Jordan Hitch or Matthew Levin is appointed as chairman of the Board of Directors.

        Under Mr. Trojan's employment agreement, "cause" is defined as any termination of his employment within 90 days after the board becomes aware of the occurrence of any of the following: (i) his ongoing and repeated failure to perform such lawful duties consistent with his position as are reasonably requested by the board in good faith as documented in writing, (ii) his ongoing and repeated material neglect of his duties on a general basis (other than as a result of illness or disability), notwithstanding written notice of objection from the board and the expiration of a 30 day cure period, (iii) his commission of any act of fraud, theft or criminal dishonesty with respect to the company or any of its subsidiaries or affiliates, or his conviction or plea of nolo contendere of or to any felony, (iv) his commission of any act involving moral turpitude which (A) brings the company or any of its affiliates into public disrepute or disgrace, or (B) causes material injury to the customer relations, operations or the business prospects of the company or any of its affiliates, and (v) his material breach of the agreement.

  Mr. Mason, Chief Financial Officer

        We are party to a severance benefits agreement with Mr. Mason. We may elect to terminate Mr. Mason's agreement by providing him notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreement contains customary intellectual property, non-disclosure, non-competition and non-solicitation provisions that extend for one year after the termination of Mr. Mason's employment.

        Mr. Mason's severance benefits agreement provides that if Mr. Mason is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary payable over the 12 month period commencing on the date of termination, (ii) an annual bonus equal to the "target bonus," (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if Mr. Mason elects continuation for the 12 month period commencing on the date of termination. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If Mr. Mason is terminated for cause, he is entitled only to receive his base salary to the extent any amounts have accrued.

        Under Mr. Mason's severance benefits agreement, "reasonable justification" is defined as the occurrence of any of the following events: (i) he is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

        Under Mr. Mason's severance benefit agreement, "cause" is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

  Mr. Mills, Executive Vice President, Direct Brands

        We are party to a severance benefits agreement with Mr. Mills. We may elect to terminate his agreement by providing Mr. Mills notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreement contains customary intellectual property, non-disclosure, non-competition and non-solicitation provisions that extend for one year after the termination of Mr. Mills' employment.

        Mr. Mills' severance benefits agreement provides that if Mr. Mills is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary, payable over six months if the date of termination is on or before January 3, 2012, and payable over 12 months if the date of termination is after January 3, 2012, (ii) an annual bonus equal to 25% of his current annual base salary if the date of termination is on or before January 12, 2012, or equal to his last annual cash bonus if the date of termination is after January 12, 2012, (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if Mr. Mills elects continuation for the period commencing on the date of termination and ending after six months if the date of termination is on or before January 3, 2012, or ending after 12 months if the date of termination is after January 3, 2012. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If Mr. Mills is terminated for cause, he is entitled only to receive his base salary to the extent any amounts have accrued.

        Under Mr. Mills' severance benefits agreement, "reasonable justification" is defined as the occurrence of any of the following events: (i) he is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

        Under Mr. Mills' severance benefits agreement, "cause" is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

  Mr. O'Brien, Chief Executive Officer, Music & Arts

        We are party to an employment agreement with Mr. O'Brien. We may elect to terminate his agreement by providing Mr. O'Brien notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreement contains customary intellectual property and non-disclosure provisions that extend after the termination of the agreement. We also are a party to a non-compete agreement with Mr. O'Brien in connection with our purchase of the Music & Arts business that contains customary provisions and extends for a period of five years from the acquisition date or date of termination, whichever is later.

        Mr. O'Brien's employment agreement provides that if Mr. O'Brien is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary payable, payable over 12 months commencing on the date of termination, (ii) an annual bonus equal to his last annual cash bonus, (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if Mr. O'Brien elects continuation for the period commencing on the date of termination and ending after 12 months. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If Mr. O'Brien is terminated for cause, he is entitled only to receive his base salary only to the extent any amounts have accrued, plus unpaid vacation accrued through the date of termination and the reimbursement of expenses.

        Under Mr. O'Brien's employment agreement, "reasonable justification" is defined as the occurrence of any of the following events: (i) he is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

        Under Mr. O'Brien's employment agreement, "cause" is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

Potential Payments upon Termination or Change of Control

        We have an employment agreement with Mr. Trojan and Mr. O'Brien and severance benefits agreements with Mr. Mason and Mr. Mills. See "Employment and Severance Agreements." As such, potential payments that could be received by our named executive officers upon termination of employment or a change-in-control would be related to these agreements and equity-based incentive awards granted under the option plan.

  Termination Without Cause or With Reasonable Justification

        In the event a named executive officer is terminated without cause or with reasonable justification, the executive will receive the cash compensation described above in connection with his applicable employment agreement or severance benefits agreement.

  Termination for Any Other Reason

        In the event a named executive officer is terminated for any other reason, including as a result of death, disability, voluntary resignation for other than with reasonable justification, the executive will only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of termination.

  Change-in-Control

        None of our named executive officers are entitled to receive any payments upon a change-in-control pursuant to the terms of the employment agreements or severance benefits agreements.

        The option plan provides for the acceleration of the vesting of options upon the occurrence of certain events. All outstanding options will become fully time vested upon a change of control or the closing of an initial public offering where our sponsors fail to own 10% of their originally purchase common stock. However, no currently unvested options were in the money as of December 31, 2011, and as a result no proceeds would have been payable with respect to those options.

        The following table shows amounts that would have been payable to our named executive officers had that officer been terminated without cause or with reasonable justification on December 31, 2011. Mr. Hamlin has no agreement relating to payments following termination and has no unvested stock options that are in the money, and therefore would have received no benefits as of December 31, 2011. No named executive officer has unvested stock options that were in the money as of December 31, 2011. All amounts are paid subject to the executive's continued compliance with applicable non-disclosure, non-solicitation and non-compete provisions in his agreement as of the payment date.

Name	Benefit	Termination without cause or with reasonable justification
Gregory Trojan	Base salary continuation(1)	$1,275,000
	Lump sum payments(2)	1,275,000
	Automobile benefit(3)	26,006
	Continuation of benefits(4)	12,669
	Total	2,588,675
Erick Mason	Base salary continuation(1)	$400,000
	Bonus(5)	300,000
	Continuation of benefits(4)	12,669
	Total	712,669
Kenneth O'Brien	Base salary continuation(1)	$382,000
	Bonus(6)	237,827
	Continuation of benefits(4)	2,070
	Total	621,897
Soren Mills	Base salary continuation(1)	$330,000
	Bonus(7)	19,800
	Continuation of benefits(4)	8,697
	Total	358,497

(1)
Base salary continuation would include continued payments equal to base salary over the severance period, payable with normal payrolls.

(2)
Mr. Trojan would receive two lump sum payments, one in an amount of $850,000 on the first anniversary of termination and the other in an amount of $425,000 on the 18 month anniversary of termination.

(3)
Automobile benefit includes the continuation of pre-termination benefits over the severance period, and is estimated based on the 2011 amount.

(4)
Continuation of benefits consists of company payments of the executive's COBRA premiums over the severance period.

(5)
Mr. Mason would receive a payment equal to his target annual cash bonus.

(6)
Mr. O'Brien would receive a payment equal to his last annual cash bonus.

(7)
Mr. Mills would receive a payment equal to his last annual cash bonus.

Director Compensation

        Other than Mr. Albertson pursuant to his non-executive chairman agreement, the members of the Board of Directors are not paid any fees for services as directors. However, they are entitled to receive reimbursement for expenses incurred in connection with rendering director services.

        Pursuant to his non-executive chairman agreement, for his services as non-executive chairman of the Board of Directors, Mr. Albertson is entitled to an annual salary of $1,000,000 and health and welfare insurance coverage at the same rate of contribution as in effect for executive vice presidents. Upon the expiration of the initial term of his appointment as chairman, on August 1, 2014, if Mr. Albertson's agreement is renewed, Mr. Albertson will be entitled to receive an annual salary of $300,000 and the continuation of the health and welfare insurance coverage. If his agreement is not renewed, or if renewed, upon termination, Mr. Albertson will be entitled to purchase medical, dental and vision coverage under the our employee benefit plans until he attains the age of 65. If Mr. Albertson is terminated without "cause", his non-executive chairman agreement entitles him to payment of the aggregate amount of base salary payments that would have been paid after the date of termination until its expiration on August 1, 2014, payable (i) in pro rata monthly installments until the date of the second anniversary of the agreement, if the agreement is terminated before its second anniversary and (ii) 30 days after termination in a lump sum, if terminated after its second anniversary. Upon termination for any reason during any extension period, Mr. Albertson will only be entitled to receive accrued and unpaid benefits.

Compensation Committee Interlocks and Insider Participation

        Each of the members of our Compensation Committee is affiliated with our sponsor, Bain Capital, and has not been deemed an independent director. None of our executive officers served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        As a result of the Transactions, all of Guitar Center's outstanding stock is beneficially owned by Holdings. The following table sets forth, as of March 22, 2012, certain information regarding the ownership of common stock of Holdings by:

  •
  each person who is the beneficial owner of more than 5% of its outstanding common stock;

  •
  each member of the Board of Directors of Holdings and our named executive officers; and

  •
  all named executive officers and directors as a group.

        Beneficial ownership is based upon 9,741,867 shares of common stock outstanding as of March 22, 2012 plus the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days.

Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Shares
Principal Stockholder:
Bain Capital Investors, LLC(2)	9,360,399	91.5%
Directors and Named Executive Officers:
Gregory Trojan	64,171	0.6
Erick Mason	52,420	0.5
Frank Hamlin	4,000	—
Soren Mills	4,000	—
Kenneth O'Brien	13,326	0.1
Marty Albertson	278,334	2.7
Jordan Hitch(2)	—	—
Matthew Levin(2)	—	—
Lew Klessel(2)	—	—
Warren Valdmanis(2)	—	—
Tom Stemberg	—	—

All Directors and Officers as a Group (15 persons)	459,054	4.5%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the number of shares shown includes outstanding shares of common stock owned as of March 22, 2012 by the person indicated.

(2)
Includes: (i) 9,289,701 shares of common stock held by Bain Capital Integral Investors 2006, LLC ("Integral Investors"), (ii) 69,471 shares of common stock held by BCIP TCV, LLC ("BCIP TCV") and (iii) 1,227 shares of common stock held by BCIP-G Associates ("BCIP-G"). Bain Capital Investors, LLC ("BCI") is the Administrative Member of and makes investment and voting decisions on behalf of each of Integral Investors and BCIP TCV. BCI is also the Managing General Partner of BCIP-G. As a result of these relationships, BCI may be deemed to control Integral Investors, BCIP TCV and BCIP-G, and thus may be deemed to share voting and dispositive power with respect to the shares of Holdings held by such entities. BCI expressly disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares directly owned by Integral Investors, BCIP TCV and BCIP-G. Messrs. Levin and Hitch are Managing Directors and Members of BCI, and therefore may be deemed to share voting and dispositive power with respect to all of the shares of common stock beneficially owned by Integral Investors, BCIP TCV and BCIP-G. Neither Mr. Klessel nor Mr. Valdmanis has voting or dispositive power over any shares of common stock that may be deemed to be beneficially owned by such entities. The address for Integral Investors, BCIP TCV, BCIP-G, BCI and Messrs. Levin and Hitch is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Equity Compensation Plan Information

        On November 18, 2009, the Board of Directors approved the 2009 Amended and Restated Management Equity Plan. The following table provides information about equity awards under the above-mentioned plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	—	—	—
Equity compensation not approved by security holders	1,187,846	$47.34	133,020

Total	1,187,846	$47.34	133,020

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Transactions

        In connection with the Transactions, we entered into a number of agreements with related parties, including Bain Capital and members of our senior management. These agreements were entered into as of October 9, 2007, and the material terms of these agreements are summarized below.

Shareholders Agreement

        We are party to a shareholders agreement with Bain Capital, a co-investor that owns less than 5% of Holdings' common stock and members of our senior management who own securities of Holdings. Subject to specified conditions, the agreement requires the shareholders to consent to any sale of Guitar Center or Holdings to a non-affiliate of Bain Capital if the sale is approved by Bain Capital. This provision generally applies to any set of transactions that results in the acquisition, by a person or group of related persons, of substantially all of Holdings' assets or Holdings' equity with sufficient voting power to elect a majority of its directors. However, a public offering of Holdings' stock is not subject to this provision.

        The shareholders agreement also contains provisions with respect to the registration of our common stock. These provisions provide Bain Capital with the right at any time, subject to certain conditions, to request us, any corporate successor thereto or any of our subsidiaries, to register at our expense any or all of its securities under the Securities Act on Form S-1, which we refer to as a "long-form registration," or on Form S-3, which we refer to as a "short form registration." In addition, following an initial public offering by us, subject to certain conditions, Bain Capital will have the right to request unlimited short-form registrations at our expense. We are not required, however, to affect any long-form registration within a fixed amount of days after the effective date of a previous long-form registration or a previous registration in which Bain Capital was given the piggyback rights described in the following sentence. At our expense, Bain Capital and members of our management holding securities are entitled, subject to certain underwriter cutbacks, to the inclusion of their securities in any registration statement used by us to register any offering of our equity securities (other than pursuant to an initial public offering or a registration on Form S-4).

Advisory Agreement

        We are party to an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services. Pursuant to the agreement, we pay Bain Capital a periodic fee of $1 million per quarter plus reimbursement for reasonable out-of-pocket fees. This quarterly fee will be adjusted to an amount mutually agreed on by Bain Capital and us following an initial public offering. Additionally, we pay Bain Capital a fee equal to 1% of the transaction value of each acquisition, disposition or divesture involving us. In connection with this agreement, we paid Bain Capital fees of $4.3 million in 2009, $4.5 million in 2010 and $4.8 million in 2011. The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination; the agreement terminates automatically upon a change of control. If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses. The agreement includes customary indemnities in favor of Bain Capital.

Consulting Agreement

        On October 9, 2007, Bain Capital entered into a consulting agreement with Mr. Stemberg, one of our and Holdings' directors. Pursuant to the consulting agreement, Bain Capital pays Mr. Stemberg a periodic fee of $25,000 per quarter in exchange for his board level services to us and Holdings.

Employment and Severance Agreements

        In connection with the Transactions, we entered into or revised certain existing employment and severance agreements with our named executive officers. See "Executive compensation—Employment and Severance Agreements."

Other Arrangements

        During each of 2011, 2010 and 2009, we made payments of approximately $0.6 million to MACBEN, LLC, a Maryland limited partnership ("MACBEN"), under the Music & Arts leases for its headquarters building located in Frederick, Maryland. Kenneth O'Brien, the Chief Executive Officer of Music & Arts, owns a 30% interest in MACBEN. We entered into this lease in connection with our acquisition of Music & Art Center, Inc., in April 2005.

Approval of Related Party Transactions

        We have not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the disclosure rules of the Securities and Exchange Commission. However, prior to entering into a related party transaction, our Board of Directors reviews such transaction for any conflicts of interest or unfavorable terms relative to a similar arms-length transaction. Our Board of Directors believes that the transactions described in this section were on an arms-length basis and in the best interests of the stockholders.

Item 14.    Principal Accounting Fees and Services

        KPMG, LLP served as our independent registered public accounting firm for the years ended December 31, 2011 and 2010. The following table presents the aggregate fees incurred for services rendered by KPMG during 2011 and 2010, respectively. The fees listed below were pre-approved by our Audit Committee pursuant to the Audit Committee's pre-approval policy.

Service Type	2011	2010
Audit Fees(1)	$1,557,700	$1,234,350
Tax Fees(2)	95,500	65,000

Total Fees	$1,653,200	$1,299,350

(1)
Consists of fees for professional services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2011 and 2010; the reviews of the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q during 2011; consultations on accounting matters; and SEC registration statements.

(2)
Consists primarily of tax compliance services based on time and materials.

It is our policy that our independent registered public accounting firm be engaged to provide primarily audit and audit-related services. However, pursuant to the policy, in certain circumstances and using stringent standards in its evaluation, the Audit Committee may authorize our independent registered public accounting firm to provide tax services when it determines that KPMG is the most efficient and effective tax service provider.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated financial statements and related notes

      See index to consolidated financial statements on page F-1.

  (2)
  Supplementary financial statement schedules

      Schedule I—condensed financial information of registrant

      Schedule II—valuation and qualifying accounts

          Other schedules have not been included because they are not applicable.

  (3)
  Exhibits

      The exhibits listed in the accompanying Index to Exhibits attached hereto are filed or incorporated by reference into this Annual Report on Form 10-K.

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Guitar Center, Inc.	S-4	333-175270	3.1	6/30/2011

3.2	Bylaws of Guitar Center, Inc.	S-4	333-175270	3.2	6/30/2011

3.3	Restated Certificate of Incorporation of Guitar Center Holdings, Inc.	S-4	333-175270	3.3	6/30/2011

3.4	Bylaws of Guitar Center Holdings, Inc.	S-4	333-175270	3.4	6/30/2011

3.5	Certificate of Incorporation of Guitar Center Stores, Inc.	S-4	333-175270	3.5	6/30/2011

3.6	Bylaws of Guitar Center Stores, Inc.	S-4	333-175270	3.6	6/30/2011

3.7	Certificate of Incorporation of Music123, Inc.	S-4	333-175270	3.7	6/30/2011

3.8	Bylaws of Music123, Inc.	S-4	333-175270	3.8	6/30/2011

3.9	Certificate of Incorporation of Musician's Friend, Inc.	S-4	333-175270	3.9	6/30/2011

3.10	Amended and Restated Bylaws of Musician's Friend, Inc.	S-4	333-175270	3.10	6/30/2011

3.11	Certificate of Incorporation of GTRC Services, Inc. (formerly known as KORVAL, Inc.)	S-4	333-175270	3.11	6/30/2011

3.12	Certificate of Amendment of Certificate of Incorporation of KORVAL, Inc., changing name to GTRC Services, Inc.	S-4	333-175270	3.12	6/30/2011

3.13	Bylaws of GTRC Services, Inc. (formerly known as KORVAL, Inc.)	S-4	333-175270	3.13	6/30/2011

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.14	Certificate of Formation of Harmony Central Group, LLC.	S-4	333-175270	3.14	6/30/2011

3.15	Limited Liability Company Agreement of Harmony Central Group, LLC.	S-4	333-175270	3.15	6/30/2011

3.16	Articles of Organization of Guitar Center Gift Card Company, LLC.	S-4	333-175270	3.16	6/30/2011

3.17	Limited Liability Company Operating Agreement of Guitar Center Gift Card Company, LLC.	S-4	333-175270	3.17	6/30/2011

4.1	Amended and Restated Indenture, dated as of March 2, 2011, by and among Guitar Center, Inc., the initial guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company N.A., as trustee, governing the 11.50% Senior Notes due 2017.	S-4	333-175270	4.1	6/30/2011

4.2	Form of 11.50% Senior Notes due 2017 (included in Exhibit 4.1)	S-4	333-175270	4.1	6/30/2011

4.3	Amended and Restated Indenture, dated as of March 2, 2011, by and between Guitar Center Holdings, Inc., and The Bank of New York Mellon Trust Company N.A., as trustee, relating to the 14.09% Senior PIK Notes due 2018.	S-4	333-175270	4.3	6/30/2011

4.4	Form of 14.09% Senior PIK Notes due 2018 (included in Exhibit 4.3)	S-4	333-175270	4.3	6/30/2011

4.5	Exchange and Registration Rights Agreement, dated August 7, 2008 (the "Senior Notes Exchange and Registration Rights Agreement"), by and among Guitar Center, Inc., the guarantors listed on the signature pages thereto, ACOF II GC Acquisition, L.P. and ACOF III GC Acquisition, L.P., relating to the 11.50% Senior Notes due 2017.	S-4	333-175270	4.5	6/30/2011

4.6	Letter Agreement, dated February 14, 2011, regarding the Senior Notes Exchange and Registration Rights Agreement.	S-4	333-175270	4.6	6/30/2011

4.7	Exchange and Registration Rights Agreement, dated August 7, 2008 (the "Senior PIK Notes Exchange and Registration Rights Agreement"), by and among Guitar Center Holdings, Inc., ACOF II GC Holdings (Direct), L.P. and ACOF III GC Holdings (Direct), L.P., relating to the 14.09% Senior PIK Notes due 2018.	S-4	333-175270	4.7	6/30/2011

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
4.8	Letter Agreement, dated February 14, 2011, regarding the Senior PIK Notes Exchange and Registration Rights Agreement.	S-4	333-175270	4.8	6/30/2011

4.9	Assignment and Assumption, dated as of March 2, 2011, among Guitar Center, Inc., Guitar Center Holdings, Inc., ACOF II GC Holdings (Direct), L.P. and ACOF III GC Holdings (Direct), L.P.	S-4	333-175270	4.9	6/30/2011

10.1	Credit Agreement, dated as of October 9, 2007 (the "Term Credit Agreement"), among Guitar Center, Inc., the facility guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.	S-4	333-175270	10.1	8/9/2011

10.2	First Amendment to the Term Credit Agreement, dated as of March 2, 2011.	S-4	333-175270	10.2	8/9/2011

10.3	Credit Agreement, dated as of October 9, 2007 (the "ABL Credit Agreement"), among Guitar Center, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.	S-4	333-175270	10.3	8/9/2011

10.4	First Amendment to the ABL Credit Agreement, dated as of November 5, 2007.	S-4	333-175270	10.4	6/30/2011

10.5	Second Amendment to the ABL Credit Agreement, dated as of March 2, 2011.	S-4	333-175270	10.5	8/9/2011

10.6	Security Agreement, dated as of October 9, 2007, by and among Guitar Center, Inc., as borrower, Guitar Center Stores, Inc. and Musician's Friend, Inc., Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, as guarantors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.6	6/30/2011

10.7	Guaranty, dated as of October 9, 2007, by Guitar Center Holdings, Inc., Guitar Center Stores, Inc., Musician's Friend, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.7	6/30/2011

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.8	Pledge Agreement, dated as of October 9, 2007, by and between Guitar Center Holdings, Inc., Guitar Center, Inc., Guitar Center Stores, Inc., Guitar Center Gift Card Company, LLC, Harmony Central Group, LLC and Musician's Friend, Inc., as pledgors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.8	6/30/2011

10.9	Security Agreement, dated as of October 9, 2007, by and among Guitar Center, Inc., Guitar Center Stores, Inc. and Musician's Friend, Inc., as borrowers, Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, as guarantors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the ABL Credit Agreement	S-4	333-175270	10.9	6/30/2011

10.10	Guaranty, dated as of October 9, 2007, by Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, relating to the ABL Credit Agreement.	S-4	333-175270	10.10	6/30/2011

10.11	Pledge Agreement, dated as of October 9, 2007, by and between Guitar Center Holdings, Inc., Guitar Center, Inc., Guitar Center Stores, Inc., Guitar Center Gift Card Company, LLC, Harmony Central Group, LLC and Musician's Friend, Inc., as pledgors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the ABL Credit Agreement.	S-4	333-175270	10.11	6/30/2011

10.12	Intercreditor Agreement, dated as of October 9, 2007, by and between JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the ABL Credit Agreement, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the Term Credit Agreement.	S-4	333-175270	10.12	6/30/2011

10.13	Shareholders Agreement, dated as of October 9, 2007, by and among Guitar Center Holdings, Inc., Bain Capital Integral Investors 2006, LLC, BCIP Associates-G and the other persons identified on the signature pages thereto as co-investors.	S-4	333-175270	10.13	6/30/2011

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.14	Advisory Agreement, dated as of October 9, 2007, between Guitar Center Holdings, Inc., Guitar Center, Inc. and Bain Capital Partners, LLC.	S-4	333-175270	10.14	6/30/2011

10.15	Guitar Center Holdings, Inc. 2009 Amended and Restated Management Equity Plan.†	S-4	333-175270	10.15	6/30/2011

10.16	Form of Non-Qualified Stock Option under the 2009 Amended and Restated Management Equity Plan.†	S-4	333-175270	10.16	6/30/2011

10.17	Form of Non-Qualified Stock Option (rollover) under the 2009 Amended and Restated Management Equity Plan.†	S-4	333-175270	10.17	6/30/2011

10.18	Amendment No. 1 to the 2009 Amended and Restated Management Equity Plan.†	S-4	333-175270	10.18	6/30/2011

10.19	Non-Executive Chairman Agreement, dated as of August 11, 2010, between Guitar Center, Inc. and Marty Albertson.†	S-4	333-175270	10.19	6/30/2011

10.20	Employment Agreement, dated as of August 11, 2010, between Guitar Center, Inc. and Gregory A. Trojan.†	S-4	333-175270	10.20	6/30/2011

10.21	Executive Severance Benefits Agreement, dated as of April 28, 2010, between Guitar Center, Inc. and Erick Mason.†	S-4	333-175270	10.21	6/30/2011

10.22	Executive Severance Benefits Agreement, dated as of January 3, 2011, between Guitar Center, Inc. and Soren Mills.†	S-4	333-175270	10.22	6/30/2011

10.23	Employment Agreement, dated as of April 15, 2005, between Music & Arts Center, Inc. and Kenneth O'Brien.†	S-4	333-175270	10.23	6/30/2011

10.24	Amendment No. 1 to Employment Agreement, dated as of October 9, 2007, between Music & Arts Center, Inc. and Kenneth O'Brien.†	S-4	333-175270	10.24	6/30/2011

10.25	Amendment No. 2 to Employment Agreement, dated as of December 8, 2008, between Guitar Center Stores, Inc. and Kenneth O'Brien.†	S-4	333-175270	10.25	6/30/2011

10.26	Amendment No. 3 to Employment Agreement, dated as of April 28, 2010, between Guitar Center Stores, Inc. and Kenneth O'Brien.†	S-4	333-175270	10.26	6/30/2011

10.27	Agreement Not To Compete, dated as of April 15, 2005, between Guitar Center Stores, Inc. and Kenneth O'Brien.†	S-4	333-175270	10.27	6/30/2011

10.28	Corporate Aircraft Usage Policy.	S-4	333-175270	10.28	6/30/2011

Exhibit Number		Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.29		Form of Indemnification Agreement between Guitar Center, Inc. and certain executive officers.	S-4	333-175270	10.29	6/30/2011

21.1		List of subsidiaries of Guitar Center, Inc.					X

21.2		List of subsidiaries of Guitar Center Holdings, Inc.					X

31.1		Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

31.2		Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

31.3		Guitar Center Holdings, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

31.4		Guitar Center Holdings, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

32.1		Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Exension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

†
Management contract or compensatory plan or arrangement.

(b)
Exhibits required by item 601 of Regulation S-K are filed as exhibits to this Annual Report on Form 10-K or are incorporated by reference.

(c)
The financial statement schedules required by Regulation S-X are filed with this Annual Report on Form 10-K.

GUITAR CENTER HOLDINGS, INC.
GUITAR CENTER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Guitar Center Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Guitar Center Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Los Angeles, California
March 26, 2012

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$106,036	$193,767
Accounts receivable, net of allowance for doubtful accounts of $2,979 and $3,030, respectively	44,732	37,055
Merchandise inventories	547,960	501,865
Prepaid expenses and other current assets	26,984	20,727
Deferred income taxes	937	25,603

Total current assets	726,649	779,017
Property and equipment, net of accumulated depreciation and amortization of $194,763 and $173,077, respectively	209,097	228,224
Goodwill, net	582,378	689,404
Intangible assets, net of accumulated amortization of $171,259 and $194,015, respectively	320,140	408,785
Other assets, net	20,802	15,288

Total assets	$1,859,066	$2,120,718

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$120,010	$104,708
Accrued expenses and other current liabilities	128,787	125,790
Merchandise advances	30,982	27,728
Current portion of long-term debt	646	641

Total current liabilities	280,425	258,867
Other long-term liabilities	18,690	15,278
Deferred income taxes	76,529	127,042
Long-term debt	1,561,489	1,562,135

Total liabilities	1,937,133	1,963,322

Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,742 and 9,750 shares issued and outstanding, respectively	97	98
Additional paid-in capital	632,757	631,490
Accumulated deficit	(710,748)	(473,809)
Accumulated other comprehensive loss	(173)	(383)

Total stockholders' equity (deficit)	(78,067)	157,396

Total liabilities and stockholders' equity (deficit)	$1,859,066	$2,120,718

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Net sales	$2,082,577	$2,010,895	$2,004,179
Cost of goods sold, buying and occupancy	1,447,434	1,405,044	1,414,751

Gross profit	635,143	605,851	589,428
Selling, general and administrative expenses	579,226	546,135	543,819
Impairment of intangible assets	45,961	—	9,709
Impairment of goodwill	107,026	—	123,804

Operating income (loss)	(97,070)	59,716	(87,904)
Interest expense	(161,250)	(145,572)	(137,523)
Interest income	214	339	507

Loss before income taxes	(258,106)	(85,517)	(224,920)
Income tax benefit	(21,167)	(29,140)	(35,062)

Net loss	$(236,939)	$(56,377)	$(189,858)

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
Balance at December 31, 2008	9,708	$97	$626,476	$(227,574)	$(327)	$398,672
Stock-based compensation expense	—	—	1,922	—	—	1,922
Modification of employee stock options		—	163	—	—	163
Exercise of employee stock options, including tax benefit of $171		—	171	—	—	171
Repurchase of common stock	(13)	—	270	—	—	270
Net loss	—	—	—	(189,858)	—	(189,858)	$(189,858)
Unrealized gain on hedging arrangement, net of income tax expense of $231	—	—	—	—	384	384	384

Comprehensive loss							$(189,474)

Balance at December 31, 2009	9,695	97	629,002	(417,432)	57	211,724
Stock-based compensation expense	—	—	3,218	—	—	3,218
Exercise of employee stock options	279	3	4,384	—	—	4,387
Repurchase of common stock	(224)	(2)	(5,114)	—	—	(5,116)
Net loss	—	—	—	(56,377)	—	(56,377)	$(56,377)
Unrealized loss on hedging arrangement, net of income tax benefit of $262	—	—	—	—	(440)	(440)	(440)

Comprehensive loss							$(56,817)

Balance at December 31, 2010	9,750	98	631,490	(473,809)	(383)	157,396
Stock-based compensation expense	—	—	1,552	—	—	1,552
Exercise of employee stock options	13	—	290	—	—	290
Repurchase of common stock	(21)	(1)	(575)	—	—	(576)
Amortization of deferred losses on derivative instruments de- designated as cash flow hedges	—	—	—	—	216	216
Net loss	—	—	—	(236,939)	—	(236,939)	$(236,939)
Unrealized loss on hedging arrangement, net of income tax	—	—	—	—	(6)	(6)	(6)

Comprehensive loss							$(236,945)

Balance at December 31, 2011	9,742	$97	$632,757	$(710,748)	$(173)	$(78,067)

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(236,939)	$(56,377)	$(189,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,197	104,846	113,803
Impairment of goodwill	107,026	—	123,804
Impairment of intangible assets	45,961	—	9,709
Impairment of property and equipment	1,294	884	2,151
Net loss on disposal of property and equipment	5,157	995	167
Amortization of deferred financing fees	2,896	2,531	2,531
Non-cash interest expense	8,504	57,415	64,571
Stock-based compensation	1,552	3,218	2,085
Deferred income taxes	(25,421)	(32,341)	(38,345)
Changes in operating assets and liabilities
Accounts receivable	(7,861)	(1,638)	7,139
Merchandise inventories	(46,095)	11,351	74,023
Prepaid expenses and other current assets	(3,814)	16,181	4,080
Other assets, net	(19)	76	(802)
Accounts payable	15,302	8,642	(7,361)
Accrued expenses and other current liabilities	(5,291)	16,848	(7,651)
Merchandise advances	3,254	3,663	(1,605)
Other long-term liabilities	3,412	7,150	3,956

Net cash provided by (used in) operating activities	(24,885)	143,444	162,397

Investing activities:
Purchase of property and equipment	(57,324)	(47,887)	(45,217)
Acquisition of intangible assets	(197)	(250)	—
Proceeds from disposal of property and equipment	4,002	238	37

Net cash used in investing activities	(53,519)	(47,899)	(45,180)

Financing activities:
Repayment of long-term debt	(641)	(20,750)	(7,148)
Net change in borrowings under ABL	—	—	(5,000)
Financing fees	(8,400)	—	—
Repurchase of common stock	(286)	(729)	(504)

Net cash used in financing activities	(9,327)	(21,479)	(12,652)

Net increase (decrease) in cash	(87,731)	74,066	104,565
Cash at beginning of year	193,767	119,701	15,136

Cash at end of year	$106,036	$193,767	$119,701

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$157,461	$69,001	$69,480
Income taxes	1,908	2,749	3,642
Non-cash investing and financing activities:
Assets acquired under capital lease	—	—	2,093

See accompanying notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Guitar Center, Inc.:

        We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder's equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Los Angeles, California
March 26, 2012

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$106,036	$193,767
Accounts receivable, net of allowance for doubtful accounts of $2,979 and $3,030, respectively	44,732	37,055
Merchandise inventories	547,960	501,865
Prepaid expenses and other current assets	26,093	17,744
Deferred income taxes	29,121	25,603

Total current assets	753,942	776,034
Property and equipment, net of accumulated depreciation and amortization of $194,763 and $173,077, respectively	209,097	228,224
Goodwill, net	582,378	689,404
Intangible assets, net of accumulated amortization of $171,259 and $194,015, respectively	320,140	408,785
Other assets, net	18,192	13,168

Total assets	$1,883,749	$2,115,615

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$120,010	$104,708
Accrued expenses and other current liabilities	171,929	162,955
Merchandise advances	30,982	27,728
Current portion of long-term debt	646	641

Total current liabilities	323,567	296,032
Other long-term liabilities	18,690	15,278
Deferred income taxes	117,686	146,882
Long-term debt	996,816	997,462
Due to Guitar Center Holdings, Inc.	303,715	384,743

Total liabilities	1,760,474	1,840,397

Commitments and contingencies	—	—
Stockholder's equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	619,108	617,556
Accumulated deficit	(495,660)	(341,955)
Accumulated other comprehensive loss	(173)	(383)

Total stockholder's equity	123,275	275,218

Total liabilities and stockholder's equity	$1,883,749	$2,115,615

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Net sales	$2,082,577	$2,010,895	$2,004,179
Cost of goods sold, buying and occupancy	1,447,434	1,405,044	1,414,751

Gross profit	635,143	605,851	589,428
Selling, general and administrative expenses	578,948	546,135	543,819
Impairment of intangible assets	45,961	—	9,709
Impairment of goodwill	107,026	—	123,804

Operating income (loss)	(96,792)	59,716	(87,904)
Interest expense	(81,277)	(71,181)	(72,551)
Interest income	214	339	507

Loss before income taxes	(177,855)	(11,126)	(159,948)
Income tax benefit	(24,150)	(2,262)	(12,315)

Net loss	$(153,705)	$(8,864)	$(147,633)

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
Balance at December 31, 2008	$612,253	$(185,458)	$(327)	$426,468
Stock-based compensation expense	1,922	—	—	1,922
Modification of employee stock options	163	—	—	163
Net loss	—	(147,633)	—	(147,633)	$(147,633)
Unrealized gain on hedging arrangement, net of income tax expense of $231	—	—	384	384	384

Comprehensive loss					$(147,249)

Balance at December 31, 2009	614,338	(333,091)	57	281,304
Stock-based compensation expense	3,218	—	—	3,218
Net loss	—	(8,864)	—	(8,864)	$(8,864)
Unrealized loss on hedging arrangement, net of income tax benefit of $262	—	—	(440)	(440)	(440)

Comprehensive loss					$(9,304)

Balance at December 31, 2010	617,556	(341,955)	(383)	275,218
Stock-based compensation expense	1,552	—	—	1,552
Amortization of deferred losses on derivative instruments de-designated as cash flow hedges	—	—	216	216
Net loss	—	(153,705)	—	(153,705)	$(153,705)
Unrealized loss on hedging arrangement, net of income tax	—	—	(6)	(6)	(6)

Comprehensive loss					$(153,711)

Balance at December 31, 2011	$619,108	$(495,660)	$(173)	$123,275

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(153,705)	$(8,864)	$(147,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,197	104,846	113,803
Impairment of goodwill	107,026	—	123,804
Impairment of intangible assets	45,961	—	9,709
Impairment of property and equipment	1,294	884	2,151
Net loss on disposal of property and equipment	5,157	995	167
Amortization of deferred financing fees	2,485	2,130	2,130
Non-cash interest expense	216	—	—
Stock-based compensation	1,552	3,218	2,085
Deferred income taxes	(32,711)	(19,340)	(32,423)
Changes in operating assets and liabilities:
Accounts receivable	(7,861)	(1,638)	7,139
Merchandise inventories	(46,095)	11,351	74,023
Prepaid expenses and other current assets	(5,483)	(2,136)	1,889
Other assets, net	(19)	76	(802)
Accounts payable	15,302	8,642	(7,361)
Accrued expenses and other current liabilities	8,974	32,467	11,365
Merchandise advances	3,254	3,663	(1,605)
Other long-term liabilities	3,412	7,150	3,956

Net cash provided by operating activities	54,956	143,444	162,397

Investing activities:
Purchase of property and equipment	(57,324)	(47,887)	(45,217)
Acquisition of intangible assets	(197)	(250)	—
Proceeds from disposal of property and equipment	4,002	238	37

Net cash used in investing activities	(53,519)	(47,899)	(45,180)

Financing activities:
Repayment of long-term debt	(641)	(20,750)	(7,148)
Net change in borrowings under ABL	—	—	(5,000)
Financing fees	(7,499)	—	—
Advances to Guitar Center Holdings, Inc.	(81,028)	(729)	(504)

Net cash used in financing activities	(89,168)	(21,479)	(12,652)

Net increase (decrease) in cash	(87,731)	74,066	104,565
Cash at beginning of year	193,767	119,701	15,136

Cash at end of year	$106,036	$193,767	$119,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77,898	$69,001	$69,480
Income taxes	1,908	2,749	3,642
Non-cash investing and financing activities:
Assets acquired under capital lease	—	—	2,093

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        In these notes, we refer to the consolidated financial statements of Guitar Center Holdings, Inc., and its subsidiaries as "Holdings," except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc., entity. We refer to the consolidated financial statements of Guitar Center, Inc., and its subsidiaries as "Guitar Center." The terms "we," "us," "our" and "the company" refer to Holdings and Guitar Center collectively.

        Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2011, Guitar Center operated 224 Guitar Center stores across the United States, with 146 primary format stores, 74 secondary format stores and four tertiary format stores, along with the www.guitarcenter.com website.

        Music & Arts specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of December 31, 2011, Music & Arts operated 102 stores in 19 states, along with the www.musicarts.com website.

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

        As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors reduce our visibility into long-term trends, dampen our expectations of future business performance and can affect our estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash consists of cash on hand and bank deposits. Cash equivalents generally consist of highly liquid investments with an original maturity of three months or less. We had no cash equivalents as of December 31, 2011 or 2010.

  Accounts Receivable

        We grant credit directly to certain customers in the ordinary course of business. Prior to granting credit, we conduct a credit analysis based on financial and other criteria and generally do not require collateral.

        We record accounts receivable net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses from the failure of our customers to make their required payments. We base our allowance on an analysis of the aging of accounts receivable at the date of the financial statements, an assessment of historical collection trends and an evaluation of the impact of current economic conditions.

  Merchandise Inventories

        We generally value inventories at the lower of the weighted average cost method or market value. We capitalize to inventory the costs associated with bringing inventory through our Guitar Center distribution center, and then expense these amounts to cost of goods sold as the associated inventory is sold.

        We value rental inventories and used and vintage guitars at the lower of cost or market using the specific identification method. We depreciate rental inventories on a straight-line basis while out under the rental agreement for rent-to-own sales.

        We receive price protection credits and rebates from our vendors, which we account for as a component of merchandise inventory and record at the time the credit or rebate is earned. We typically receive rebates on a quarterly or annual basis. We do not believe we have significant risk related to rebates receivable, based upon historically low write-offs, our long-standing relationships with a consistent pool of rebate vendors and our ability to net unpaid rebates against vendor account payables. We recognize the effect of price protection credits and vendor rebates in the income statement as a reduction in cost of goods sold at the time the related item of inventory is sold. We do not record any of these credits as revenue.

  Property and Equipment

        We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally five years for furniture and fixtures, computer equipment and vehicles, and 15 years for buildings. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of the related leases. We expense maintenance and repair costs as they are incurred, while renewals and betterments are capitalized.

        Our corporate aircraft, which was sold during 2011, was depreciated over 10 years with a 50% salvage value.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

        Property and equipment are classified as held for sale when a plan of sale has been initiated, the property is being actively marketed for sale, the property is available for immediate sale and a completed sale is expected within 12 months. Property and equipment held for sale are carried at fair value, net of estimated selling costs, and are not depreciated. When we commit to a plan to sell an asset or asset group, we revise our depreciation estimates to reflect the assets' shortened useful lives for the period they will be held and used.

  Impairment and Disposal of Long-lived Assets

        We evaluate long-lived assets, such as property and equipment and amortizing intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If those assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

        Asset groups for our retail businesses generally are comprised of retail store locations. The asset group for our internet and catalog operations includes the fulfillment center, customer contact center, amortizing intangible assets of our internet and catalog businesses and goodwill of our direct response reporting unit. Our entity-level asset groups generally consist of retail distribution centers, corporate headquarters facilities and data centers.

        Impairment charges related to tangible long-lived assets are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 11 for further discussion of impairment of long-lived assets.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business acquisitions. Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. Our policy is to test for goodwill and indefinite-lived intangible asset impairment annually at the beginning of the fourth quarter and all intangible assets, including goodwill, whenever events and circumstances indicate that there may be an impairment of the asset value. Intangible assets with finite lives are amortized over their expected useful life and reviewed for impairment in the same manner as long-lived assets.

        We test for goodwill impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. Our operating segments and reporting units are the same, consisting of Guitar Center, direct response and Music & Arts.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

        Beginning in 2011, we adopted new accounting standards related to goodwill impairment testing. Under the revised accounting standards, our process for evaluating goodwill for impairment is as follows:

  •
  We first perform a qualitative assessment annually on October 1 at each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill of a reporting unit is not more likely than not impaired, we do not perform a quantitative impairment test for the reporting unit. If the qualitative assessment indicates that goodwill of a reporting unit is more likely than not impaired, we perform the first step, or step 1, of the quantitative goodwill impairment test.

  •
  In step 1, we compare the carrying amounts of the affected reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we use market multiple and discounted cash flow analyses. If the carrying amounts of the reporting units exceed their estimated fair values, we perform the second step, or step 2, of the goodwill impairment test.

  •
  In step 2, we determine the implied fair value of goodwill at the affected reporting unit by allocating the reporting unit's estimated fair value to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

  •
  We also test goodwill for impairment upon the occurrence of certain events or substantive changes in circumstances.

        In 2010 and 2009, we tested goodwill for impairment annually on October 1 by performing step 1 of the goodwill impairment test and performing step 2 if the carrying amount of a reporting unit exceeded its estimated fair value. We would also test goodwill for impairment upon the occurrence of certain events or substantive changes in circumstances, but no such events occurred during those periods.

        Significant management judgment is required in the qualitative assessment, specifically with respect to macroeconomic conditions, industry and market conditions such as competition and the regulatory environment and entity-specific events that can affect the estimated fair value of a reporting unit.

        Significant management judgment is required in the forecasts of future operating results that are used in both undiscounted and discounted impairment tests. We use estimates and assumptions that we consider reasonable in relation to the plans and estimates used to manage our business. We also consider assumptions that we believe market participants would use in pricing the assets and liabilities. It is possible; however, that the plans may change and estimates may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

        See Note 2 for further discussion of goodwill and impairment.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

  Merchandise Advances / Gift Cards

        Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when we receive the full purchase price from the customer. Gift certificates, gift cards and credits on account are recorded as a liability until redeemed by the customer.

        Our gift card subsidiaries issue gift cards that are sold to customers in our stores and online. Revenue from gift card sales is recognized upon the redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, referred to as "breakage." We record breakage as a reduction of cost of goods sold for the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment. We recognize gift card breakage proportionally over the estimated period of performance by applying our estimated breakage rate to actual gift card redemptions. Our estimated breakage rate is based on customers' historical redemption rates and patterns.

  Self-Insurance Reserves

        We maintain a self-insurance program for workers' compensation of up to $500,000 per claim and medical insurance of up to $350,000 per claim, with excess amounts covered by stop-loss insurance coverage. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims.

        As of December 31, 2011, self-insurance reserves for workers' compensation were $4.3 million and for medical insurance was $1.9 million. As of December 31, 2010, self-insurance reserves for workers' compensation were $3.8 million and for medical insurance was $1.6 million. These balances are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

  Revenue Recognition

        We recognize retail sales at the time of sale, net of a provision for estimated returns.

        We recognize online and catalog sales and shipping and handling fees charged to customers when the products are estimated to be received by the customer, net of a provision for estimated returns. Return allowances are estimated using historical experience.

        We recognize band instrument rentals on a straight-line basis over the term of the rental agreement, unless a trial period is offered, in which case we recognize rental income for the trial period over the term of the trial period. The terms of the majority of our rental agreements do not exceed 36 months. Trial periods are usually from one to four months.

  Shipping and Handling Costs

        We define shipping and handling costs as costs incurred for a third-party shipper to transport merchandise from our stores and our direct response fulfillment center to our customers. Shipping and handling costs are included in cost of goods sold, buying and occupancy in the accompanying

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

statements of operations. Shipping and handling fees charged to customers are included in net sales in the accompanying consolidated statements of operations.

  Advertising Costs

        We expense Guitar Center, direct response non-catalog and Music & Arts advertising costs as incurred. Advertising costs for the Guitar Center and Music & Arts segments were $39.5 million in 2011, $38.3 million in 2010 and $41.8 million in 2009. Direct response non-catalog advertising costs were $20.2 million in 2011, $22.0 million in 2010 and $19.9 million in 2009.

        We capitalize mail order catalog costs on a catalog by catalog basis and amortize the amount over the expected period of future benefits, not to exceed five months. Capitalized mail order catalog costs included in prepaid expenses and other current assets was $1.2 million at December 31, 2011 and $1.5 million at December 31, 2010.

        We evaluate the realizability of capitalized mail order catalog costs at each balance sheet date by comparing the carrying amount of those assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from that advertising. If the carrying amounts of deferred mail order catalog costs exceed the probable remaining future net revenues, we write down the excess capitalized amount and expense that amount in the current period. We receive cooperative advertising allowances from manufacturers in order to subsidize advertising and promotional expenditures relating to the vendor's products. We recognize these advertising allowances as a reduction to selling, general and administrative expense when the advertising costs are incurred. We recognized cooperative advertising allowances of $8.7 million in 2011, $9.1 million in 2010 and $8.8 million in 2009.

  Rent Expense

        We lease substantially all of our store locations under operating leases that provide for monthly payments that typically increase over the life of the leases. We expense the aggregate of the minimum annual payments on a straight-line basis over the term of the lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. When a lease includes lease incentives such as a rent holiday or construction costs reimbursement or requires fixed minimum lease payment escalations, we recognize rental expense on a straight-line basis over the initial term of the lease, and we include the difference between the average rental amount charged to expense and amounts payable under the lease in deferred rent and lease incentives in the accompanying consolidated balance sheets.

        Rent expense related to our stores and rent expense related to our retail store distribution centers is included in cost of goods sold, buying and occupancy in the accompanying consolidated statements of operations. Rent expense related to our corporate offices, call centers and data centers and rent expense related to our direct response fulfillment center is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

  Income Taxes

        We account for income taxes using the asset and liability method. Under this method, we defer tax assets and liabilities until they are able to be recognized pursuant to tax law. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. Our policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized.

        Guitar Center is included in Holdings' consolidated federal and state income tax returns. Because Guitar Center does not have a standalone income tax liability, we allocate income tax provisions using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. Differences between the consolidated and separate return income tax provisions are eliminated in consolidation. See Note 10 for additional information regarding income taxes.

  Stock-Based Compensation

        Holdings grants stock-based awards to certain Guitar Center employees under its management equity plan. Guitar Center recognizes the related compensation expense in selling, general and administrative expenses and as a capital contribution from Holdings. Guitar Center itself does not grant stock option or other stock-based compensation to its employees or to third parties.

        Stock-based compensation expense is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense is recorded net of estimated forfeitures. The forfeiture rate assumption used in determining stock-based compensation expense is estimated based on historical data and management's expectations about future forfeiture rates. Assumptions about forfeitures were developed separately for our senior management from the other participants of our stock plans, as senior management's exercise and retention behavior is expected to differ materially from the other participants. The actual forfeiture rate could differ from these estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Our cash deposits are with various high quality financial institutions. Customer purchases generally are transacted using cash or credit cards. In limited instances, we grant credit for larger purchases under customary trade terms. Credit losses have historically been within our expectations.

  Fair Value of Financial Instruments

        The principal amount of our long-term debt is stated at par value and its significant terms are described in Note 5.

        Companies may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We did not elect to apply the fair value option for reporting financial assets or liabilities.

        The fair values of our financial assets and liabilities are discussed in Note 11.

  Comprehensive Loss

        Comprehensive income or loss includes charges and credits to stockholders' equity that are not the result of transactions with stockholders. Our total comprehensive loss consists of net loss and unrealized gains and losses on derivative instruments. The gains and losses on derivative instruments, net of income tax, are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and statements of stockholders' equity (deficit).

  New Accounting Pronouncements

        In December 2010, the FASB issued revised standards related to performing goodwill impairment testing for reporting units with zero or negative carrying amounts. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (step 1). If it does, the entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (step 2). The revised standards require that for reporting units with zero or negative carrying amounts, step 2 of the goodwill impairment test must be performed if it is more likely than not that a goodwill impairment exists, taking qualitative factors into account. The revised standards eliminate an entity's ability to assert that a reporting unit is not required to perform step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The revised standards do not modify existing standards on how to determine the carrying amount or measure the fair value of the reporting unit.

        The revised standards are effective for fiscal years beginning after December 15, 2010, with early adoption prohibited. We adopted the revised standards effective January 1, 2011. The change had no effect on our financial statements.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Significant Accounting Policies (Continued)

        In September 2011, the FASB issued revised standards related to testing goodwill for impairment. The new standards permit an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is intended to reduce costs and simplify how entities test goodwill for impairment.

        The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the revised standard for our annual goodwill impairment test performed during the fourth quarter of 2011. The adoption of the revised standard did not affect our financial statements.

        In May 2011, the FASB issued revised standards related to fair value measurements and disclosures. The revised standards clarify existing fair value measurement principles, modify the application of fair value measurement principles in certain circumstances and expand the disclosure requirements related to fair value measurements.

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

        The revised standard is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied retrospectively to all periods upon adoption. We plan to adopt the revised standards on January 1, 2012. The adoption of the revised standard will change the presentation of our consolidated financial statements.

2. Goodwill and Intangible Assets

        We have goodwill at our Guitar Center and direct response reporting units, which are also operating segments. We also have intangible assets primarily related to trademarks, customer relationships and favorable leases.

  Goodwill impairment

        In performing the qualitative assessment of our Guitar Center reporting unit as of October 1, 2011, we considered macroeconomic conditions, industry and market conditions such as competition and the regulatory environment and entity-specific events that can affect the estimated fair value of a reporting unit. We determined that facts and circumstances did not indicate that the goodwill of the reporting unit was more likely than not impaired. Accordingly, we did not perform the quantitative goodwill impairment test for the Guitar Center reporting unit.

        Our qualitative assessment of our direct response reporting unit as of October 1, 2011 initially indicated that its goodwill was not more likely than not impaired. Although operating results during the

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Intangible Assets (Continued)

latter half of the third quarter began to show variations from management's expectations, we believed this was a temporary disruption due to the restructuring activities of 2011 (see Note 3) and the implementation of a new web interface for our Musician's Friend website.

        Before concluding the goodwill impairment test of the direct response reporting unit as of October 1, 2011, revenue and operating income for the reporting unit began to fall significantly below management's expectations during the critical holiday selling season in November and December. We therefore determined it was appropriate to update our revenue and net cash flow projections and proceed to the two step goodwill impairment test and include updated information based on our fourth quarter results.

        In performing step 1 of the goodwill impairment test of the direct response reporting unit, we used discount rates that ranged from 14.0% to 15.0% for the discounted cash flow analysis. In addition, we used the Gordon Growth Method, for which the terminal capitalization rates used ranged from 0.5% to 1.5%. In the market multiple analysis, we used multiples based on earnings before interest, taxes, depreciation and amortization that ranged from 3.5x to 4.5x. We equally weighted the discounted cash flow and market multiple analyses to determine the estimated fair value of the reporting unit. The results of the step 1 impairment test indicated that there was a potential impairment of goodwill, as the carrying amount of the reporting unit exceeded its estimated fair value.

        Consequently, we performed step 2 of the goodwill impairment test for the direct response reporting unit. The step 2 analysis resulted in an impairment charge of $107.0 million, which represented the remaining goodwill carrying amount. The primary reason for the decrease in estimated fair value of the direct response reporting unit with respect to the market multiple analysisand discounted cash flow analyses was decreased cash flow projections for the reporting unit. We reduced our cash flow projections for the reporting unit due to revenue and operating income results that were significantly below management's expectations during the 2011 holiday selling season and uncertainty about how effectively the direct response reporting unit will emerge from the restructuring activities of 2011, our ability to optimize its new web platform and the extent to which intensifying e-commerce competition will continue to affect its operating results in future periods.

        In 2010, the results of the step 1 process did not indicate a potential impairment of goodwill in the Guitar Center reporting unit or the direct response reporting unit, as the fair values of the reporting units exceeded their carrying amounts. As a result, we did not complete step 2 of the goodwill impairment test for either reporting unit. In performing the step 1 process in 2010, we used discount rates of that ranged from 11.0% to 14.0% and Gordon Growth terminal capitalization rates that ranged from 3.0% to 5.0%.

        In 2009, the results of the step 1 process indicated that there was a potential impairment of goodwill in the Guitar Center reporting unit in 2009, as the carrying amounts of the reporting unit exceeded its estimated fair value.

        Consequently, we performed the second step, or step 2, of the goodwill impairment test for the Guitar Center reporting unit in 2009. As a result of the step 2 analysis, we recorded goodwill impairment of $123.8 million at the Guitar Center reporting unit. The primary reason for the goodwill impairment was the general economic downturn that began to affect us in 2008. Based on a decline in sales compared to the preceding year and uncertainty about the recovery of the U.S. economy,

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Intangible Assets (Continued)

particularly with respect to discretionary consumer spending, we revised our expectations about future revenue, which is a significant factor in the discounted cash flow analysis used to estimate the fair value of the Guitar Center reporting unit. In performing the step 1 and step 2 processes in 2009, we used discount rates ranged from 11.5% to 12.5% and Gordon Growth terminal capitalization rates used ranged from 3.0% to 5.0%.

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

        We reallocated goodwill at from the direct response segment to the Guitar Center segment based on the relative fair values of the www.guitarcenter.com and direct response components. We did not allocate any goodwill to the www.musicarts.com component, as its net sales and operating income were not material in relation to the direct response segment as a whole.

        In determining the estimated fair values of the direct response and guitarcenter.com components, we used a market multiple and a discounted cash flow analysis, as used for the annual goodwill impairment test. We used discount rates of 12.5% to 14.0% for the discounted cash flow analysis as of January 1, 2011. In addition, we used the Gordon Growth Method, for which the terminal capitalization rates used ranged from 4.8% to 5.0%.

        Based on the results of this analysis, we reallocated $61.8 million of goodwill from the direct response segment to the Guitar Center segment.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Intangible Assets (Continued)

        The following table presents an analysis of the changes in goodwill by segment (in thousands):

	Guitar Center	Direct Response	Total
Balance at December 31, 2009
Goodwill	$644,393	$170,718	$815,111
Accumulated impairment losses	(123,804)	(1,903)	(125,707)

	520,589	168,815	689,404

Goodwill impairment	—	—	—

Balance at December 31, 2010
Goodwill	644,393	170,718	815,111
Accumulated impairment losses	(123,804)	(1,903)	(125,707)

	520,589	168,815	689,404

Reasssignment of goodwill upon change in operating segments	61,789	(61,789)	—
Goodwill impairment	—	(107,026)	(107,026)

Balance at December 31, 2011
Goodwill	706,182	108,929	815,111
Accumulated impairment losses	(123,804)	(108,929)	(232,733)

	$582,378	$—	$582,378

        Goodwill impairment did not result in non-compliance under our debt covenants.

  Other intangible assets

        We amortize intangible assets with finite useful lives over their estimated useful lives. We amortize customer relationships using an accelerated method based on expected customer attrition rates. Other intangible assets with finite useful lives are generally amortized using the straight-line method. Intangible assets with indefinite lives are not amortized but are subject to an annual impairment test.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying amount. The estimated fair values of trademarks not subject to amortization are determined using a discounted cash flow analysis, specifically the relief-from-royalty method. This analysis resulted in an impairment of $32.5 million at our direct response segment in 2011 and $9.7 million at the Guitar Center segment in 2009.

        The decline in fair value of our direct response trademarks in 2011 was due to changes in management's expectations about future operating results for our direct response segment. We significantly reduced our revenue and operating income projections for these brands due to revenue and operating income results that were significantly below management's expectations during the 2011 holiday selling season and uncertainty about the growth of these brands and the restructuring activities of 2011. The reduced projections prompted us to use a lower royalty rate in the discounted cash flow

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Intangible Assets (Continued)

analysis. In addition, we used a higher discount rate, primarily in applying a size risk premium based on market observations for similarly-sized companies.

        The decline in fair value of our Guitar Center trademarks in 2009 was due to changes in management's expectations about future operating results, primarily resulting from the economic downturn that began to impact us in 2008.

        During 2011, we recognized an impairment charge of $13.5 million related to our direct response customer relationship intangible asset. Management determined that the carrying amount of the asset was not recoverable, primarily based on reduced revenue and operating income projections for our direct response segment. Because the direct response segment experienced a downward trend in revenue due to increasing competition and fell significantly below management's expectations during the holiday selling season in 2011, revenue and operating income projections for the segment were reduced accordingly.

        We estimated the fair value of our direct response and customer relationship intangible assets using an income approach, specifically a discounted cash flow analysis. This approach uses unobservable inputs, including projected revenue and net cash flows related to our existing customer relationships, our estimates of future customer retention and our internal cost of capital.

        The following is a summary of our intangible assets (dollars in thousands, life in years):

		December 31, 2011
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$208,501	$—	$208,501
Amortized
Customer relationships	12.9	224,302	(125,049)	99,253
Favorable lease terms	7.5	57,721	(45,436)	12,285
Covenants not to compete	4.2	210	(209)	1
Other	4.5	665	(565)	100

Intangible assets, net		$491,399	$(171,259)	$320,140

		December 31, 2010
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Unamortized trademark	—	$240,804	$—	$240,804
Amortized
Customer relationships	12.3	303,400	(155,436)	147,964
Favorable lease terms	7.5	57,721	(37,950)	19,771
Covenants not to compete	4.2	210	(182)	28
Other	4.5	665	(447)	218

Intangible assets, net		$602,800	$(194,015)	$408,785

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Intangible Assets (Continued)

        We include amortization of favorable leases in cost of goods sold, buying and occupancy. We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

        Amortization expense included in cost of goods sold, buying and occupancy was $7.5 million in 2011 and $9.2 million in 2010.

        Amortization expense included in selling, general and administrative expense was $35.4 million in 2011 and $40.9 million in 2010.

        The estimated amortization expense related to intangible assets for each of the next five years and thereafter as of December 31, 2011 is as follows (in thousands):

Year
2012	$28,977
2013	22,191
2014	16,351
2015	12,408
2016	9,640
Thereafter	22,072

Total	$111,639

3. Restructuring and Exit Activities

        In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization. As part of the restructuring plan, we relocated the operations of our direct response business from Medford, Oregon to Southern California in the second half of 2011. We believe that having these operations at a single location will improve our ability to execute strategic initiatives.

        In connection with this restructuring activity, we have incurred employee termination costs, which include retention bonuses and severance pay to personnel in Medford and at our corporate office. We have also incurred other transition costs, such as relocation assistance, additional recruiting and travel expense, information technology integration costs and other similar costs.

        Restructuring costs incurred for each segment were as follows (in thousands):

	Year ended December 31, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$190	$4,182	$1,044	$5,416
Employee relocation and recruiting costs	143	433	1,786	2,362
Consulting costs	150	1,604	424	2,178
Other costs	983	1,667	365	3,015

Total	$1,466	$7,886	$3,619	$12,971

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Exit Activities (Continued)

        Costs incurred during 2011 represent the cumulative costs recognized from inception of the restructuring plan. Restructuring and exit activity costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        Employee termination costs include retention bonuses of $4.1 million and severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

        Most of the restructuring costs have been incurred as of December 31, 2011. We expect to incur between $1 million and $1.5 million of additional costs at our direct response and corporate segments during the first quarter of 2012, primarily for termination benefits and relocation assistance.

        The following table summarizes our restructuring accrual activity for the year ended December 31, 2011, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2010	$—
Charges	5,416
Cash payments	(1,490)

Balance at December 31, 2011	$3,926

        Accrued termination costs are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. We expect to pay the remainder of these costs during the first quarter of 2012.

        Other restructuring costs are expensed as incurred. These costs are paid currently and the accrued balances were not material to our balance sheet as of December 31, 2011.

        We expect to sell our owned office facility in Medford during 2012. Its carrying value as of December 31, 2011 was $2.9 million, representing its estimated fair value, net of estimated selling costs. The building is classified as held for sale and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. We accelerated depreciation expense based its shortened expected useful life until it was classified as held for sale.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Balance Sheet Components

        Selected balance sheet components of Holdings and Guitar Center consisted of the following (in thousands):

	December 31,
	2011	2010
Merchandise inventories:
Major goods	$337,537	$300,966
Band instruments	76,188	77,374
Accessories	110,740	101,334
Vintage instruments	13,635	15,720
Used major goods	15,366	12,591

	553,466	507,985
Less inventory reserves	5,506	6,120

	$547,960	$501,865

        Major goods include stringed merchandise, percussion, keyboards, live-sound/DJ and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Accessories are comprised of accessories to major goods and band instruments, apparel, cables and books.

	December 31,
	2011	2010
Property and equipment:
Land	$20,940	$21,940
Buildings	11,969	17,834
Furniture and fixtures	41,535	38,696
Transportation equipment	2,659	13,036
Computer equipment	139,788	118,359
Leasehold improvements	182,369	167,949
Construction in progress	4,600	23,487

	403,860	401,301
Less accumulated depreciation and amortization	194,763	173,077

	$209,097	$228,224

        As of December 31, 2011and 2010, $2.6 million of computer equipment was under a capital lease. Accumulated depreciation on capitalized lease assets was $1.8 million as of December 31, 2011 and $1.2 million as of December 31, 2010.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Balance Sheet Components (Continued)

  Holdings

	December 31,
	2011	2010
Accrued expenses and other current liabilities:
Wages, salaries and benefits	$34,973	$29,798
Accrued interest	26,500	26,102
Sales tax payable	13,708	14,994
Unearned revenue	9,252	9,671
Accrued advertising	6,165	8,334
Accrued insurance	6,109	5,383
Provision for sales returns	4,319	3,837
Accrued fixed assets	3,819	3,356
Accrued freight	3,441	3,258
Accrued warranty obligation	2,480	5,024
Accrued professional fees	2,151	1,869
Accrued real estate tax	2,044	2,037
Income taxes payable	1,548	—
Accrued utilities	1,065	1,010
Other	11,213	11,117

	$128,787	$125,790

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Balance Sheet Components (Continued)

  Guitar Center

	December 31,
	2011	2010
Accrued expenses and other current liabilities:
Income taxes payable	$61,266	$53,740
Wages, salaries and benefits	34,973	29,798
Sales tax payable	13,708	14,994
Accrued interest	9,924	9,527
Unearned revenue	9,252	9,671
Accrued advertising	6,165	8,334
Accrued insurance	6,109	5,383
Provision for sales returns	4,319	3,837
Accrued fixed assets	3,819	3,356
Accrued freight	3,441	3,258
Accrued warranty obligation	2,480	5,024
Accrued professional fees	2,151	1,869
Accrued real estate tax	2,044	2,037
Accrued utilities	1,065	1,010
Other	11,213	11,117

	$171,929	$162,955

5. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	700	1,341
Senior unsecured notes	375,000	375,000

	997,462	998,103
Less current portion	646	641

Total Guitar Center long-term debt	996,816	997,462
Holdings
Senior unsecured PIK notes	564,673	564,673

Holdings total long-term debt	$1,561,489	$1,562,135

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

        Guitar Center long-term debt as of December 31, 2011 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million and no amounts drawn as of December 31, 2011 and 2010, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million and (3) a senior unsecured loan facility, referred to as the senior notes, with an aggregate principal amount of $375 million.

        Holdings long-term debt as of December 31, 2011 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

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

Amendments and Extensions of Long-Term Debt

        On March 2, 2011, we entered into amendments and extensions to our asset-based facility, term loan, senior notes and senior PIK notes.

        Lenders holding in excess of two-thirds of the commitments under our asset-based facility and in excess of 95% of our term loan facility elected to extend their commitments, and all of the holders of our senior notes and senior PIK notes consented to the transactions. The lenders were paid an aggregate of $8.1 million in arrangement, consent and extension fees as part of the transactions. Fees paid to lenders were capitalized as debt issuance costs and are included in other assets, net in the accompanying consolidated balance sheets. We amortize debt issuance costs to interest expense over the term of the related debts, using the effective interest method. Certain costs paid to third parties totaling $0.8 million for Holdings and $0.5 million for Guitar Center related to this amendment were expensed and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

  •
  provided the lenders with a fee of 50 basis points if their commitment is reduced or 75 basis points if their full commitment was extended

  Guitar Center Term Loan Facility

  •
  extended the maturity from October 2014 to April 2017 with respect to $613.8 million of the outstanding principal balance

  •
  increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance

  •
  increased the pricing margin over prime rate from 250 basis points to 425 basis points on the extended principal balance

  •
  provided the lenders with a fee of five basis points for consenting to the transaction and an additional 20 basis points for extending their commitments

  •
  amended the secured net leverage ratio covenant to 3.5x until June 30, 2014, and 3.25x from July 1, 2014 until June 30, 2015and 3.0x from July 1, 2015 until maturity

  •
  included a prepayment premium on the extended loans if prepaid or repriced within one year of the transactions

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

Long-Term Debt

  Guitar Center Asset-Based Facility

        As of December 31, 2011, the asset-based facility had a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. Our obligations under this facility are secured by a first priority lien on all of our personal property, consisting of inventory, accounts receivable, cash and deposit accounts, as well as a second priority lien on our capital stock and assets.

        The asset-based facility matures in February 2016 with respect to $268 million of the maximum borrowing amount and in October 2013 with respect to $105 million of the maximum borrowing amount. Outstanding principal is due and payable upon maturity. The asset-based facility requires mandatory pre-payment of principal in the event of extraordinary sales of assets or receipt of casualty or other insurance proceeds in excess of $2.5 million.

        At our option, we can borrow under the asset-based facility at either the (a) London Inter-Bank Offered Rate, or LIBOR, plus a margin based on average borrowings that ranges from 2.75% to 3.25% on extended commitments and from 1.25% to 1.75% on non-extended commitments or (b) prime rate, plus a margin based on average borrowings that ranges from 1.75% to 2.25% on extended commitments and from 0% to 0.5% on non-extended commitments. Interest is payable on the agreed upon ending date of each related LIBOR borrowing agreement, and quarterly for prime rate borrowings.

        We are required to pay a commitment fee to the lenders at a rate of 0.5% per annum for extended commitments and 0.25% per annum for non-extended commitments. The commitment fee is payable each quarter based upon the unused portion of the commitment amount. We are required to pay an annual agency fee of $200,000, payable each quarter in advance. We also are required to pay fees for outstanding letters of credit equal to the applicable LIBOR margin for standby letters of credit or 50% of the LIBOR margin rate for commercial letters of credit.

        As of December 31, 2011, we had outstanding letters of credit totaling $8.1 million and no borrowings outstanding on the asset-based facility. During 2011, our borrowings on the asset-based facility were not significant. During 2010 and 2009 we did not draw any amounts on the asset-based facility.

  Guitar Center Term Loan

        As of December 31, 2011, the $650 million term loan matures in April 2017 with respect to $613.8 million of the outstanding principal balance and in October 2014 with respect to $7.9 million of the outstanding principal balance. Principal is repaid in quarterly installments of 0.25% of the initial principal amount, which commenced on December 31, 2008 and continues through March 2017, with the remaining outstanding balance due on the maturity date. Our obligations under this facility are secured by a first priority lien on our capital stock and assets and a second priority lien on all of the assets subject to a first priority lien securing the asset-based facility.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

        The term loan requires prepayment of principal in an amount of up to 50% of our excess cash flows, as defined in the credit agreement, which commenced in the calendar year ended December 31, 2008. The excess cash flow prepayment is applied to the quarterly scheduled principal payments in the order that they are otherwise required to be paid. We were not required to make an excess cash flow payment for 2011.

        The term loan bears interest at LIBOR plus a margin of 5.25% per annum with respect to the extended term loan and 3.50% per annum with respect to the non-extended term loan. We can elect to convert all or a portion of the balance due on the term loan to an interest rate based on the prime rate plus an applicable margin of 4.25% per annum with respect to the extended term loan and 2.5% per annum with respect to the non-extended term loan. Interest is payable on the agreed upon ending date of each related LIBOR borrowing agreement, and quarterly for prime rate borrowings. As of December 31, 2011, the applicable interest rate on the note was 5.83% on $613.8 million of outstanding principal and 3.80% on $7.9 million of outstanding principal.

        We are required to pay an annual agency fee of $125,000, payable quarterly in advance.

  Guitar Center Senior Notes

        The senior unsecured notes bear interest at 11.50% per annum, payable semi-annually in April and October. As of December 31, 2011, the senior notes were in the principal amount of $375 million and mature in October 2017.

  Holdings Senior PIK Notes

        The senior PIK notes bear interest at 14.09% per annum. Interest on the senior PIK notes is payable semi-annually in April and October, except that until October 15, 2010, interest on the senior PIK notes was at our election payable either by increasing the principal amount of the senior PIK notes or by issuing additional senior PIK notes. As of December 31, 2011, payment-in-kind interest of $189.7 million had been added to the initial principal balance senior PIK notes, and the resulting outstanding principal amount was $564.7 million.

        For the interest payments due between April 2011 and October 2012 on the senior PIK notes, we may elect to pay 50% of the interest due by issuing additional Guitar Center senior notes. For periods after October 2012, interest on the senior PIK notes is payable only in cash. We did not elect to reinvest any part of the April 2011 or October 2011interest payments on the senior PIK note, but did make such an election for the interest payment due in April 2012.

        In connection with an election available to us under the senior PIK notes, we anticipate making a one-time payment in April 2013. We estimate this payment will be $134.7 million, which is equal to the total accrued payment-in-kind amount as of the payment date, less the first annual payment-in-kind amount of $55 million. The remaining unpaid balance of the senior PIK notes will mature in April 2018.

        These loan facilities contain covenants that, among other things, limit our ability to:

  •
  pay dividends on, redeem or repurchase capital stock;

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

  •
  make investments and other restricted payments;

  •
  incur additional indebtedness or issue preferred stock;

  •
  create liens;

  •
  permit dividend or other payment restrictions on our restricted subsidiaries;

  •
  sell all or substantially all of our assets or consolidate or merge with or into other companies; and

  •
  engage in transactions with affiliates.

        In addition, the asset-based facility requires us to maintain a minimum consolidated fixed charge coverage ratio during a cash dominion event when the excess availability in that facility falls below a minimum threshold or during certain events of default. The term loan requires us to maintain a maximum consolidated secured net leverage ratio and limits our ability to make capital expenditures.

        As of December 31, 2011, we were in compliance with all of our debt covenants.

        Future maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
2012	$646	$—	$646
2013	5,941	—	5,941
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	963,561	—	963,561
Thereafter	—	564,673	564,673

	$997,462	$564,673	$1,562,135

  Certain dividend restrictions

        The guarantors under the term loan, the asset-based facility and the senior notes are generally not restricted in their ability to dividend or otherwise distribute funds to Guitar Center except for restrictions imposed under applicable state corporate law. However, Guitar Center is limited in its ability to pay dividends or otherwise make distributions to Holdings under the term loan, the asset-based facility and the indenture governing the senior notes. Specifically, the term loan and the asset-based facility each prohibits Guitar Center from making any distributions to Holdings except for limited purposes, including, but not limited to: (i) the payment of interest on the senior PIK notes by Holdings so long as no payment or bankruptcy event of default exists; (ii) general corporate, overhead and similar expenses of Holdings incurred in the ordinary course of business, (iii) the payment of taxes by Holdings as the parent of a consolidated group that includes Holdings, Guitar Center and the guarantors, (iv) the partial redemption or prepayment of the senior PIK notes by Holdings to the extent necessary to make an "applicable high yield discount obligation" (AHYDO) "catch-up" payment thereon and (v) advisory fees not to exceed the amounts payable in respect thereof under the advisory

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (Continued)

agreement with Bain Capital as in effect on October 9, 2007 so long as certain events of default do not exist. Notwithstanding the foregoing, so long as no event of default existed or exists, Guitar Center may make distributions to Holdings in an aggregate amount not to exceed $25 million after March 2, 2011.

        The senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings in an amount not to exceed (a) 50% of Guitar Center's consolidated net income for the period beginning March 2, 2011 and ending as of the end of the last fiscal quarter before the proposed payment, plus (b) 100% of the net cash proceeds received by Guitar Center from the issuance and sale of capital stock, plus (c) 100% of cash contributions to Guitar Center's capital, plus (d) to the extent not included in consolidated net income, 100% of the amount received in cash from the sale or other disposition of certain investments, provided that certain conditions are satisfied, including that Guitar Center would, at the time of the proposed payment and after giving pro forma effect thereto, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture. Similar provisions regarding dividends and other distributions payable by Holdings are included in the senior PIK notes indenture.

        Notwithstanding the foregoing, the senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings to, among other things, fund (A) interest payments on the senior PIK notes, (B) any mandatory redemption of a portion of the senior PIK notes pursuant to the senior PIK notes indenture, (C) an offer to purchase upon a change of control or asset sale to the extent required by the terms of the senior PIK notes indenture, (D) tax payments, (E) general corporate overhead and operating expenses and (F) fees of Holdings under the advisory agreement with Bain Capital.

        Holdings has no assets or liabilities other than its net investment in Guitar Center, deferred financing fees related to the senior PIK notes and the outstanding balance on the senior PIK notes. It has no operating activities and its net loss consists of interest expense on the senior PIK notes.

Deferred Financing Fees

  Guitar Center

        Amortization of deferred financing fees included in interest expense was $2.5 million in 2011 and $2.1 million in 2010. Unamortized deferred financing fees were $12.9 million at December 31, 2011 and $7.9 million at December 31, 2010.

  Holdings

        Amortization of deferred financing fees included in interest expense was $2.9 million in 2011 and $2.5 million in 2010. Unamortized deferred financing fees were $15.5 million at December 31, 2011 and $10.0 million at December 31, 2010.

        Unamortized deferred financing fees will be recognized in interest expense over the remaining terms of the respective debt agreements.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segment Information

        We have three reporting segments; Guitar Center, direct response and Music & Arts.

        Beginning in the first quarter of 2011, we reorganized our segments to emphasize a brand reporting structure. We had previously defined our segments by sales or fulfillment channel, whether through our retail stores, internet and catalog direct response or the rental-focused Music & Arts segment. Segment results and net assets for the fiscal years 2010 and 2009 have been adjusted to reflect the realignment of our Guitar Center online operations and Music & Arts online operations.

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

        The Music & Arts segment specializes in band instruments for sales and rental, serving students, teachers, band directors and college professors.

        Corporate consists of centralized management, general and administrative functions. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in evaluating segment results.

        Our chief operating decision makers include our chief executive officer and chief financial officer. Our chief operating decision makers evaluate segment performance based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements. Management views Adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis. Adjusted EBITDA is a measure which is also used in calculating financial ratios in several debt covenants in our asset-based credit facility and term loan. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segment Information (Continued)

        The following tables summarize financial information for Holdings' reporting segments (in thousands):

	Year ended December 31, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,529,831	$178,464	$374,282	$—	$2,082,577
Gross profit	448,479	83,315	103,349	—	635,143
Selling, general and adiministrative expenses	361,353	68,373	116,465	33,035	579,226
Impairment of intangible assets	—	—	45,961	—	45,961
Impairment of goodwill	—	—	107,026	—	107,026
Operating income (loss)	87,126	14,942	(166,103)	(33,035)	(97,070)
Depreciation and amortization	76,435	4,380	23,106	2,276	106,197
Adjusted EBITDA	171,002	19,616	18,265	(11,973)	196,910
Capital expenditures	39,361	3,535	8,881	5,547	57,324
Total assets
Holdings	1,545,040	105,169	172,656	36,201	1,859,066
Guitar Center	1,545,040	105,169	172,656	60,884	1,883,749

	Year ended December 31, 2010
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,444,829	$175,659	$390,407	$—	$2,010,895
Gross profit	416,212	80,125	109,514	—	605,851
Selling, general and adiministrative expenses	347,448	68,490	105,740	24,457	546,135
Operating income (loss)	68,764	11,635	3,774	(24,457)	59,716
Depreciation and amortization	81,832	4,317	17,961	736	104,846
Adjusted EBITDA	157,696	16,563	22,450	(12,402)	184,307
Capital expenditures	30,564	2,685	13,346	1,292	47,887
Total assets
Holdings	1,640,886	101,280	332,847	45,705	2,120,718
Guitar Center	1,640,886	101,280	332,847	40,602	2,115,615

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segment Information (Continued)

	Year ended December 31, 2009
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,434,533	$175,903	$393,743	$—	$2,004,179
Gross profit	399,233	78,005	112,190	—	589,428
Selling, general and adiministrative expenses	346,723	66,719	111,250	19,127	543,819
Impairment of intangible assets	9,709	—	—	—	9,709
Impairment of goodwill	123,804	—	—	—	123,804
Operating income (loss)	(81,003)	11,286	940	(19,127)	(87,904)
Depreciation and amortization	88,715	4,026	20,414	648	113,803
Adjusted EBITDA	154,012	15,853	22,180	(12,763)	179,282
Capital expenditures	27,590	2,703	14,914	10	45,217
Total assets
Holdings	1,619,187	113,742	336,823	70,327	2,140,079
Guitar Center	1,619,187	113,742	336,823	39,928	2,109,680

        Segment operating results of Guitar Center are the same as for Holdings, except that in 2011, selling, general and administrative expenses of $0.3 million related to the amendments and extension of our long-term debt were incurred at the corporate segment at Holdings and were not allocated to Guitar Center.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segment Information (Continued)

        The following tables present a reconciliation of Adjusted EBITDA to consolidated loss before income taxes (in thousands):

  Holdings

	Year ended December 31,
	2011	2010	2009
Adjusted EBITDA
Guitar Center	$171,002	$157,696	$154,012
Music & Arts	19,616	16,563	15,853
Direct Response	18,265	22,450	22,180
Corporate	(11,973)	(12,402)	(12,763)

	196,910	184,307	179,282
Depreciation and amortization expense	106,197	104,846	113,803
Interest expense, net	161,036	145,233	137,016
Non-cash charges	3,382	5,157	4,574
Non-recurring charges	5,257	—	—
Impairment charges	154,281	884	135,664
Other adjustments	24,863	13,704	13,145

Consolidated loss before income taxes	$(258,106)	$(85,517)	$(224,920)

  Guitar Center

	Year ended December 31,
	2011	2010	2009
Adjusted EBITDA
Guitar Center	$171,002	$157,696	$154,012
Music & Arts	19,616	16,563	15,853
Direct Response	18,265	22,450	22,180
Corporate	(11,973)	(12,402)	(12,763)

	196,910	184,307	179,282
Depreciation and amortization expense	106,197	104,846	113,803
Interest expense, net	81,063	70,842	72,044
Non-cash charges	3,382	5,157	4,574
Non-recurring charges	5,257	—	—
Impairment charges	154,281	884	135,664
Other adjustments	24,585	13,704	13,145

Consolidated loss before income taxes	$(177,855)	$(11,126)	$(159,948)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segment Information (Continued)

        Adjustments in the calculation of Adjusted EBITDA include the following:

  •
  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

  •
  Non-recurring charges consist of the loss recognized on the sale of our corporate aircraft.

  •
  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, gains and losses on disposal of assets and management fees paid to Bain Capital as discussed in Note 13.

    Restructuring charges included in other adjustments were $13.0 million for 2011. No restructuring charges were included in other adjustments for 2010.

7. Lease Commitments

        We lease offices, retail stores, distribution centers and personal property used in our business. These leases are operating leases which expire at varying dates through 2022. We are typically required to pay for normal repairs and maintenance, property taxes and insurance under these leases.

        The future annual minimum lease payments at December 31, 2011 under capital and operating leases are as follows (in thousands):

Year	Capital Lease	Operating Leases
2012	649	68,761
2013	54	64,355
2014	—	55,831
2015	—	47,975
2016	—	35,631
Thereafter	—	49,986

Total minimum lease payments	703	$322,539

Less imputed interest	3

Present value of lease obligations	$700

        Total rent expense included in the consolidated statements of operations is $70.6 million for 2011, $69.2 million for 2010 and $70.2 million for 2009. These rent expense amounts exclude common area maintenance expenses.

8. Employee Benefit Plan

        We have a defined contribution 401(k) plan with a 401(a) profit-sharing component for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to seventy-five percent of their compensation.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plan (Continued)

        At management's discretion, we may make matching contributions to the plan at a uniform percentage of the eligible employees' contributions. We historically have not made any matching contributions.

        At management's discretion, we also may make profit-sharing contributions to the plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. We did not make any profit sharing contributions in 2011, 2010 or 2009.

9. Stock-Based Compensation

  Stock Option Plans

        During 2009, stock option awards were granted under Holdings' 2007 Management Equity Plan. On December 29, 2009, the Board of Directors adopted the 2009 Amended and Restated Management Equity Plan.

        The 2009 plan provides for the granting of awards with service-, performance- and market-based components to executive officers and other key employees. Option awards are granted by the compensation committee, with an exercise price equal to or greater than the fair value of our stock at the date of grant. Service-based awards generally vest over five years of continuous service. Performance- and market-based awards contingently vest over five years of continuous service and fully vest only when they have both time vested and met the performance and market condition requirements specified in the award.

        Options granted under the 2009 plan have a ten year contractual term and are divided into three equal tranches. Each tranche is subject to a five-year service-based vesting period with 20% vesting on each anniversary date based on the original grant date. The vesting of tranche 3 awards is also dependent on achievement of performance- and market-based vesting conditions, requiring specified levels of investment return to be realized by the majority of common stock holders. Tranche 3 awards are only deemed fully vested when they have both time vested and performance vested.

        The awards provide for accelerated vesting if there is a change in control, as defined in the 2009 plan. As of December 31, 2011, the performance and market conditions for tranche 3 awards were not deemed probable of achievement and therefore no stock-based compensation expense had been recognized for tranche 3 awards. When the performance and market conditions are deemed to be probable of achievement, the related stock-based compensation expense will then be recognized based on the service-based vesting achieved at that time. At the end of each reporting period, we reevaluate our assessment of performance under the plan and record adjustments to the expense as necessary based on the latest estimates available.

  Rollover Options

        In connection with our acquisition by Bain Capital, certain members of management elected to reinvest their equity in fully vested stock option awards outstanding from 2006 and earlier Guitar Center stock option plans. The options granted in this reinvestment authorized under the 2009 plan, are referred to as rollover options. During the fourth quarter of 2010, all outstanding rollover options, with exercise prices ranging from $15.31 to $15.75, were exercised in a cashless exercise, whereby shares

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

were surrendered to satisfy the exercise price. Concurrently with the cashless exercise, 224,210 new options were granted to replace the surrendered shares. The replacement options were fully vested with a contractual term of ten years from the grant date and had an exercise price of $22.82, equal to the fair value of our stock on the grant date. We recognized compensation cost of $1.5 million in 2010 related to the grant of vested replacement options. Compensation cost in 2011 related to rollover options was not material.

  Option Valuation

        We utilize the Black-Scholes-Merton method to value stock option grants that do not have market-based vesting conditions. We utilize a binomial model to value stock option grants having market-based vesting conditions. We use a combination of historical data and internally-developed expectations about employees' option exercise and post-vesting departure behavior to estimate the expected term of the options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve on the grant date. Because our shares are not publicly traded, there is no market price for our stock and volatility of the fair value of our stock is not readily calculable. We estimate the fair value of our stock annually during the first quarter, or whenever a transaction requires a valuation, using a combination of observed market multiples for similar publicly-traded companies and a discounted cash flow analysis. The discounted cash flow analysis is based on internally-developed cash flow forecasts, discounted using our weighted-average cost of capital, and considers our net assets and credit risk to arrive at net enterprise value. We discount the calculated fair value to account for illiquidity of our shares. We estimate the expected volatility based on the average historical volatility of similar entities with publicly traded shares.

        Holdings granted 236,829 options in 2011, 409,710 options in 2010 and 40,000 options in 2009.

        We recognized total stock-based compensation expense of $1.6 million in 2011, $3.2 million in 2010 and $2.1 million in 2009. This expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

        As of December 31, 2011, there was approximately $4.6 million of total unrecognized compensation cost related to stock option grants under the 2009 plan, of which $3.3 million relates to tranche 1 and 2 options and $1.3 million relates to tranche 3 options. This cost is expected to be recognized over the weighted-average period of 3.4 years, assuming full achievement of related performance and market conditions.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

        Total income tax benefit for 2011, 2010 and 2009 is as follows (in thousands):

  Holdings

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(268)	$721
State	4,254	3,469	2,562

Total current tax provision	4,254	3,201	3,283

Deferred:
Federal	(20,991)	(28,797)	(35,585)
State	(4,430)	(3,544)	(2,760)

Total deferred tax provision	(25,421)	(32,341)	(38,345)

Total income tax benefit	$(21,167)	$(29,140)	$(35,062)

  Guitar Center

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$4,917	$16,004	$14,904
State	3,620	1,335	4,975

Total current tax provision	8,537	17,339	19,879

Deferred:
Federal	(29,171)	(16,823)	(29,160)
State	(3,516)	(2,778)	(3,034)

Total deferred tax provision	(32,687)	(19,601)	(32,194)

Total income tax benefit	$(24,150)	$(2,262)	$(12,315)

        Holdings' charge in lieu of taxes attributable to tax benefit from employee stock options was $0.6 million in 2010 and $0.2 million in 2009. There was no charge in lieu of taxes attributable to tax benefit from employee stock options in 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Actual income taxes differ from the statutory tax rate of 35% as applied to net loss before income taxes as follows (in thousands):

  Holdings

	Year Ended December 31,
	2011	2010	2009
Expected income tax benefit	$(90,337)	$(29,622)	$(78,722)
State income taxes, net of federal tax benefit	(1,463)	(440)	(1,189)
Goodwill impairment	37,460	—	43,332
Stock options	—	(159)	—
Change in valuation allowance	32,247	—	—
Meals & entertainment and non-deductible items	348	337	266
Other	578	744	1,251

Actual income tax benefit	$(21,167)	$(29,140)	$(35,062)

  Guitar Center

	Year Ended December 31,
	2011	2010	2009
Expected income tax benefit	$(62,249)	$(3,894)	$(55,981)
State income taxes, net of federal tax benefit	(253)	746	444
Goodwill impairment	37,460	—	41,745
Stock options	—	(159)	—
Meals & entertainment and non-deductible items	348	337	266
Other	544	708	1,211

Actual income tax benefit	$(24,150)	$(2,262)	$(12,315)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	Holdings		Guitar Center
	December 31,		December 31,
	2011	2010	2011	2010
Deferred tax assets:
Net operating loss	$43,179	$18,712	$—	$—
State net operating loss carryforward	2,042	1,128	—	—
Accrued liabilities	26,572	22,823	26,572	22,823
Merchandise inventories	2,961	2,962	2,961	2,962
Intangibles	8,084	8,093	8,084	8,093
Stock options	2,652	2,461	2,652	2,461
Capital loss carryover	129	129	129	129
Fixed assets	(2,203)	4,394	(2,203)	4,394

Total gross deferred tax assets	83,416	60,702	38,195	40,862
Less valuation allowance	(32,558)	(311)	(310)	(311)

Net deferred tax assets	50,858	60,391	37,885	40,551

Deferred tax liabilities:
Depreciation	(5,813)	(7,754)	(5,813)	(7,754)
Intangibles	(120,196)	(153,528)	(120,196)	(153,528)
Other	(441)	(548)	(441)	(548)

Total gross deferred tax liabilities	(126,450)	(161,830)	(126,450)	(161,830)

Net deferred tax liabilities	$(75,592)	$(101,439)	$(88,565)	$(121,279)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        Holdings has incurred losses in each of the four most recent years. Based on the available objective evidence, management believes it is more likely than not that Holdings will not fully realize the benefits of these deductible temporary differences. Accordingly, we increased the valuation allowance on Holdings' federal and state net operating losses and other deferred tax assets by $32.2 million in 2011.

        Holdings' available unused net operating loss carryforwards, which may be applied against future taxable income, expire between 2027 and 2029.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        We account for the tax benefit resulting from the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid-in capital.

        We did not record any material tax benefits in additional paid-in capital for 2011 or 2010. We recorded $0.2 million of tax benefit in 2009.

        The reconciliation of unrecognized tax benefits in 2011, the balance of which is classified as other current assets in the consolidated balance sheet, is as follows (in thousands):

Balance at January 1, 2011	$1,530
Additions based on tax positions of current years	—
Reductions based on tax positions of prior years	260
Payments and settlements	(276)

Balance at December 31, 2011	$1,514

        The amount of unrecognized tax benefits that, if recognized, would impact the effective rate as of December 31, 2011 is $1.5 million.

        As of December 31, 2011 and 2010, accrued interest and penalties related to uncertain tax positions were not material. Our policy is to classify interest and penalties as income tax expense.

        Tax years that remain subject to examination are 2007 and forward by the Internal Revenue Service and 2006 and forward by other state and local jurisdictions. It is reasonably possible that our recognized tax benefit could change. However, we do not expect any such change to be material.

11. Fair Value Measurements

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

        Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived and intangible assets that have been reduced to fair value when they are impaired and long-lived assets that are held for sale.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value Measurements (Continued)

Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

        The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Goodwill, net of accumulated impairment losses	$—	$—	$—	$—	$107,026
Direct response trademarks and trade names	—	—	11,500	11,500	32,500
Direct response customer relationship intangible asset	—	—	6,800	6,800	13,461
Specific-store leasehold improvements	—	—	745	745	1,294

	Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
Specific-store leasehold improvements	$—	$—	$1,350	$1,350	$884

        We estimated the fair value of goodwill using a combination of income-based and market-based approaches using level 3 inputs. We estimate the fair value of other intangible assets using an income-based approach with level 3 inputs. The methods and assumptions used to measure the fair value of goodwill and other intangible assets are discussed in Note 2.

        We estimated the fair value of specific-store leasehold improvements using the income-based approach, considering the cash flows expected over the remaining lease term for each location. The income-based approach uses unobservable inputs, including projected free cash flow and internal cost of capital and accordingly these fair value measurements have been classified as level 3 in the fair value hierarchy.

        The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value Measurements (Continued)

        The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Guitar Center
Senior secured term loan	$621,762	$545,596	$621,762	$575,130
Senior unsecured notes	375,000	394,542	375,000	403,425
Capital lease obligations	700	700	1,341	1,341

Total Guitar Center	997,462	940,838	998,103	979,896
Holdings
Senior unsecured PIK notes	564,673	609,312	564,673	607,758

Total Holdings	$1,562,135	$1,550,150	$1,562,776	$1,587,654

        We estimated the fair value of our long-term debt based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

12. Legal

        On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and a large musical instrument manufacturer, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California's Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

        In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 ("MDL 2121"), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Legal (Continued)

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

        On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel and is engaged in discovery. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. We are not currently able to estimate a probable outcome or range of loss in this matter.

        On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. We are not currently able to estimate a probable outcome or range of loss in this matter.

        In addition to the matters described above, we are involved in various claims and legal actions in the normal cause of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management's opinion that, after consultation with counsel and a review of the facts, a material loss with regard to the statements of financial position, operations and cash flows from such currently pending normal course of business litigation matters is not probable.

13. Related Party Transactions

        In connection with our acquisition by affiliates of Bain Capital in 2007, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services. Pursuant to the advisory agreement, we pay Bain Capital a periodic fee of $1.0 million per quarter, plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each acquisition, disposition or divestiture by or involving us.

        The advisory fee totaled $4.8 million in 2011, $4.5 million in 2010 and $4.3 million in 2009. The advisory fee is included in selling, general and administrative expenses. The advisory agreement has a

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Related Party Transactions (Continued)

10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination. The advisory agreement terminates automatically upon a change of control. The advisory agreement includes customary indemnities in favor of Bain Capital.

14. Quarterly Financial Data (unaudited)

        The following is a presentation of quarterly results (in thousands):

  Holdings

	Year ended December 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$502,800	$479,053	$488,129	$612,595	$2,082,577
Gross profit	$156,116	$145,549	$144,253	$189,225	$635,143
Net loss	$(11,451)	$(25,952)	$(27,383)	$(172,153)	$(236,939)

	Year ended December 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$487,414	$460,957	$465,007	$597,517	$2,010,895
Gross profit	$148,997	$134,333	$134,509	$188,012	$605,851
Net loss	$(10,991)	$(20,134)	$(23,050)	$(2,202)	$(56,377)

	Year ended December 31, 2009
	First	Second	Third	Fourth	Total
Net sales	$497,925	$463,708	$460,566	$581,980	$2,004,179
Gross profit	$143,117	$133,724	$132,945	$179,642	$589,428
Net loss	$(15,023)	$(21,135)	$(19,977)	$(133,723)	$(189,858)

  Guitar Center

	Year ended December 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$502,800	$479,053	$488,129	$612,595	$2,082,577
Gross profit	$156,116	$145,549	$144,253	$189,225	$635,143
Net income (loss)	$1,772	$(12,398)	$(13,759)	$(129,320)	$(153,705)

	Year ended December 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$487,414	$460,957	$465,007	$597,517	$2,010,895
Gross profit	$148,997	$134,333	$134,509	$188,012	$605,851
Net income (loss)	$160	$(8,332)	$(11,119)	$10,427	$(8,864)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Data (unaudited) (Continued)

	Year ended December 31, 2009
	First	Second	Third	Fourth	Total
Net sales	$497,925	$463,708	$460,566	$581,980	$2,004,179
Gross profit	$143,117	$133,724	$132,945	$179,642	$589,428
Net loss	$(5,113)	$(10,646)	$(9,373)	$(122,501)	$(147,633)

15. Subsequent Events

        We evaluated events and transactions subsequent to December 31, 2011 for disclosure or recognition through the date the financial statements were issued.

        On March 16, 2012, we obtained a $35 million commitment under the extended terms of the asset-based facility to substitute commitments that were not extended March 2011. See Note 5 for a description of the amendment and extension of the terms of the asset-based facility in March 2011. We paid an aggregate of $0.5 million in arrangement, consent, extension, and third party fees as part of the transaction. Fees paid were capitalized in 2012 and are amortized into interest expense using the effective interest method.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2011	December 31, 2010
Assets
Investment in Guitar Center, Inc.	$123,275	$275,217
Receivable from Guitar Center, Inc.	303,715	384,743
Deferred income taxes	73,581	76,565
Other assets, net	2,610	2,120

Total assets	$503,181	$738,645

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued interest	$16,575	$16,576

Total current liabilities	16,575	16,576
Long-term debt	564,673	564,673

Total liabilities	581,248	581,249

Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,742 and 9,750 shares issued and outstanding, respectively	97	98
Additional paid-in capital	632,757	631,490
Accumulated deficit	(710,748)	(473,809)
Accumulated other comprehensive loss	(173)	(383)

Total stockholders' equity (deficit)	(78,067)	157,396

Total liabilities and stockholders' equity (deficit)	$503,181	$738,645

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and
Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2011	2010	2009
General and administrative expenses	$277	$—	$—
Interest expense	79,973	74,391	64,972
Equity in net loss of Guitar Center, Inc., net of income tax	153,705	8,864	147,633

Loss before income taxes	(233,955)	(83,255)	(212,605)
Income tax expense (benefit)	2,984	(26,878)	(22,747)

Net loss	$(236,939)	$(56,377)	$(189,858)

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and
Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(236,939)	$(56,377)	$(189,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of Guitar Center, Inc.	153,705	8,864	147,633
Amortization of deferred financing fees	410	400	400
Non-cash interest expense	8,288	57,415	64,572
Deferred income taxes	2,984	(26,878)	(22,747)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(8,288)	16,576	—

Net cash used in operating activities	(79,840)	—	—

Financing activities:
Repurchase of common stock	(286)	(729)	(504)
Financing fees	(902)	—	—
Advances from Guitar Center, Inc., net	81,028	729	504

Net cash provided by financing activities	79,840	—	—

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$79,562	$—	$—
Income taxes	—	—	—

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and
Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

        Schedule I, Condensed Financial Information of Registrant, is required in Securities and Exchange Commission ("SEC") filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the most recent fiscal year. The restricted net assets of Guitar Center, Inc. were $317.3 million as of December 31, 2011.

        Pursuant to the rules and regulations of the SEC, the condensed parent company financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with United States generally accepted accounting principles. In addition, for purposes of this schedule, the investment in wholly-owned subsidiary, Guitar Center, Inc., is accounted for using the equity method of accounting, which is not in accordance with United States generally accepted accounting principles. The condensed financial statements of the parent company should be read in conjunction with the consolidated financial statements of Guitar Center Holdings, Inc. and Guitar Center, Inc. and the combined notes thereto.

2. Dividends from Subsidiary

        The parent company did not receive any dividends from Guitar Center, Inc. during 2009, 2010 or 2011.

3. Long-Term Debt

        The terms and future maturities of the parent company's long-term debt are presented in Note 5 of the combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Guitar Center, Inc.

4. Litigation, Contingencies and Commitments

        See Note 12 of the combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Guitar Center, Inc. for a discussion of litigation contingencies.

        The parent company did not have any separate material long-term obligations or guarantees as of December 31, 2011.

SCHEDULE II

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES
GUITAR CENTER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
(in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions from allowance	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2011	$3,030	4,104	4,155	$2,979
Year ended December 31, 2010	$3,105	4,900	4,975	$3,030
Year ended December 31, 2009	$3,932	3,835	4,662	$3,105

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 26, 2012

GUITAR CENTER, INC.
By:	/s/ GREGORY TROJAN
	Name:	Gregory Trojan
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2012:

Signature	Title

/s/ GREGORY TROJAN Gregory Trojan	Chief Executive Officer and Director (principal executive officer)
/s/ ERICK MASON Erick Mason	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ MATTHEW SPEITEL Matthew Speitel	Vice President and Controller (principal accounting officer)
/s/ MARTY ALBERTSON Marty Albertson	Director and Non-Executive Chairman
/s/ JORDAN HITCH Jordan Hitch	Director
/s/ LEW KLESSEL Lew Klessel	Director
/s/ MATTHEW LEVIN Matthew Levin	Director
/s/ WARREN VALDMANIS Warren Valdmanis	Director
/s/ THOMAS STEMBERG Thomas Stemberg	Director

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 26, 2012

GUITAR CENTER HOLDINGS, INC.
By:	/s/ GREGORY TROJAN
	Name:	Gregory Trojan
	Title:	Vice President and Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2012:

Signature	Title

/s/ GREGORY TROJAN Gregory Trojan	Vice President, Assistant Secretary and Director (principal executive officer)
/s/ ERICK MASON Erick Mason	Vice President and Assistant Secretary (principal financial officer and principal accounting officer)
/s/ MARTY ALBERTSON Marty Albertson	Director
/s/ JORDAN HITCH Jordan Hitch	Director
/s/ LEW KLESSEL Lew Klessel	Director
/s/ MATTHEW LEVIN Matthew Levin	Director
/s/ WARREN VALDMANIS Warren Valdmanis	Director
/s/ THOMAS STEMBERG Thomas Stemberg	Director