Form 10-Q
period 2012-03-31
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2012-05-14
CIK 1021113, 1427553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-175270-07

GUITAR CENTER HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0843262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Commission File Number 333-175270

GUITAR CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4600862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Holdings

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Guitar Center

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Holdings	YES ☐ NO ☒
Guitar Center	YES ☐ NO ☒

As of May 7, 2012 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of May 7, 2012, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

*The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but are not required to file such reports under such sections.

Explanatory Note

This quarterly report on Form 10-Q is a combined quarterly report being filed by Guitar Center, Inc. (“Guitar Center”) and Guitar Center Holdings, Inc. (“Holdings”).  Guitar Center is a direct, wholly-owned subsidiary of Holdings.  Each of Guitar Center and Holdings is filing on its own behalf all of the information contained in this quarterly report on Form 10-Q that relates to such company.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this quarterly report on Form 10-Q.  Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided.  In addition, separate condensed consolidated financial statements for each company are included in this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$138,481	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,136 and $2,979, respectively	39,459	44,732
Merchandise inventories	564,732	547,960
Prepaid expenses and other current assets	31,943	26,984
Deferred income taxes	2,682	937
Total current assets	777,297	726,649
Property and equipment, net of accumulated depreciation and amortization of $209,303 and $194,763, respectively	205,688	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $178,464 and $171,259, respectively	312,735	320,140
Other assets, net	20,749	20,802
Total assets	$1,898,847	$1,859,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$165,019	$120,010
Accrued expenses and other current liabilities	140,326	128,787
Merchandise advances	29,268	30,982
Current portion of long-term debt	1,551	646
Total current liabilities	336,164	280,425
Other long-term liabilities	18,189	18,690
Deferred income taxes	78,040	76,529
Long-term debt	1,560,423	1,561,489
Total liabilities	1,992,816	1,937,133
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,742 issued and outstanding	97	97
Additional paid-in capital	633,011	632,757
Accumulated deficit	(726,958)	(710,748)
Accumulated other comprehensive loss	(119)	(173)
Total stockholders’ deficit	(93,969)	(78,067)
Total liabilities and stockholders’ deficit	$1,898,847	$1,859,066

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$528,151	$502,800
Cost of goods sold, buying and occupancy	364,575	346,685
Gross profit	163,576	156,115
Selling, general and administrative expenses	138,052	135,485
Operating income	25,524	20,630
Interest expense	(41,191)	(38,526)
Interest income	18	104
Loss before income taxes	(15,649)	(17,792)
Income tax expense (benefit)	561	(6,341)
Net loss	(16,210)	(11,451)

Other comprehensive income, net of income tax expense of $28 and $7, respectively	54	12

Comprehensive loss	$(16,156)	$(11,439)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Operating activities:
Net loss	$(16,210)	$(11,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,645	25,293
(Gain) loss on disposal of property and equipment	4	(16)
Amortization of deferred financing fees	784	669
Non-cash interest expense	82	—
Stock-based compensation	254	394
Deferred income taxes	(262)	(7,668)
Changes in operating assets and liabilities:
Accounts receivable	5,273	7,991
Merchandise inventories	(16,772)	(12,401)
Prepaid expenses and other current assets	(4,959)	(890)
Other assets, net	—	65
Accounts payable	45,009	16,752
Accrued expenses and other current liabilities	11,539	6,742
Merchandise advances	(1,714)	(3,360)
Other long-term liabilities	(501)	(1,201)
Net cash provided by operating activities	45,172	20,919

Investing activities:
Purchase of property and equipment	(11,864)	(9,024)
Proceeds from sale of property and equipment	29	21
Net cash used in investing activities	(11,835)	(9,003)

Financing activities:
Repayment of long-term debt	(161)	(160)
Financing fees	(731)	(8,163)
Net cash used in financing activities	(892)	(8,323)
Net increase in cash	32,445	3,593
Cash at beginning of period	106,036	193,767
Cash at end of period	$138,481	$197,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	9,591	6,758
Income taxes	443	303

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$138,481	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,136 and $2,979, respectively	39,459	44,732
Merchandise inventories	564,732	547,960
Prepaid expenses and other current assets	32,139	26,093
Deferred income taxes	29,641	29,121
Total current assets	804,452	753,942
Property and equipment, net of accumulated depreciation and amortization of $209,303 and $194,763, respectively	205,688	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $178,464 and $171,259, respectively	312,735	320,140
Other assets, net	18,242	18,192
Total assets	$1,923,495	$1,883,749

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$165,019	$120,010
Accrued expenses and other current liabilities	170,812	171,929
Merchandise advances	29,268	30,982
Current portion of long-term debt	1,551	646
Total current liabilities	366,650	323,567
Other long-term liabilities	18,189	18,690
Deferred income taxes	113,061	117,686
Long-term debt	995,750	996,816
Due to Guitar Center Holdings, Inc.	303,715	303,715
Total liabilities	1,797,365	1,760,474
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	619,362	619,108
Accumulated deficit	(493,113)	(495,660)
Accumulated other comprehensive loss	(119)	(173)
Total stockholder’s equity	126,130	123,275
Total liabilities and stockholder’s equity	$1,923,495	$1,883,749

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$528,151	$502,800
Cost of goods sold, buying and occupancy	364,575	346,685
Gross profit	163,576	156,115
Selling, general and administrative expenses	138,052	135,207
Operating income	25,524	20,908
Interest expense	(21,197)	(18,534)
Interest income	18	104
Income before income taxes	4,345	2,478
Income tax expense	1,798	706
Net income	2,547	1,772

Other comprehensive income, net of income tax expense of $28 and $7, respectively	54	12

Comprehensive income	$2,601	$1,784

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Operating activities:
Net income	$2,547	$1,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,645	25,293
(Gain) loss on disposal of property and equipment	4	(16)
Amortization of deferred financing fees	681	567
Non-cash interest expense	82	—
Stock-based compensation	254	394
Deferred income taxes	(5,173)	740
Changes in operating assets and liabilities:
Accounts receivable	5,273	7,991
Merchandise inventories	(16,772)	(12,401)
Prepaid expenses and other current assets	(6,046)	(2,263)
Other assets, net	—	65
Accounts payable	45,009	16,752
Accrued expenses and other current liabilities	(1,117)	(13,136)
Merchandise advances	(1,714)	(3,360)
Other long-term liabilities	(501)	(1,201)
Net cash provided by operating activities	45,172	21,197

Investing activities:
Purchase of property and equipment	(11,864)	(9,024)
Proceeds from sale of property and equipment	29	21
Net cash used in investing activities	(11,835)	(9,003)

Financing activities:
Repayment of long-term debt	(161)	(160)
Financing fees	(731)	(7,262)
Advances to Guitar Center Holdings, Inc.	—	(1,179)
Net cash used in financing activities	(892)	(8,601)
Net increase in cash	32,445	3,593
Cash at beginning of period	106,036	193,767
Cash at end of period	$138,481	$197,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,591	$6,758
Income taxes	443	303

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center Holdings, Inc., is the parent company of wholly-owned Guitar Center, Inc., and its wholly-owned subsidiaries.  All of the company’s operating activities are conducted out of Guitar Center, Inc., and its subsidiaries.  The parent company’s business activities consist solely of debt and equity financing related to its acquisition of Guitar Center, Inc., in 2007.

In these notes, we refer to the condensed consolidated financial statements of Guitar Center Holdings, Inc., and its subsidiaries as “Holdings,” except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc., entity. We refer to the condensed consolidated financial statements of Guitar Center, Inc., and its subsidiaries as “Guitar Center.”  The terms “we,” “us,” “our” and “the company” refer to Holdings and Guitar Center collectively.

Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of March 31, 2012, Guitar Center operated 225 Guitar Center stores across the United States, with 146 primary format stores, 75 secondary format stores and four tertiary format stores, along with the www.guitarcenter.com website.

Music & Arts specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of March 31, 2012, Music & Arts operated 105 stores in 22 states, along with the www.musicarts.com website.

Our direct response segment is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician’s Friend and other branded websites and catalogs.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Holdings and Guitar Center include the accounts of the respective companies’ wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q.  Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP.  We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date.  These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the SEC on March 27, 2012.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued revised standards related to fair value measurements and disclosures. The revised standards clarify existing fair value measurement principles, modify the application of fair value measurement principles in certain circumstances and expand the disclosure requirements related to fair value measurements.

The revised standards are effective for interim and annual reporting periods beginning after December 15, 2011. We adopted the revised standards on January 1, 2012. The change resulted in expanded fair value disclosures in the notes to financial statements and had no effect on our balance sheets, statements of comprehensive income or loss or cash flows.

In June 2011, the FASB issued revised standards related to the presentation of comprehensive income. The revised standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of income and comprehensive income or in two separate but consecutive statements.

The revised standard is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied retrospectively to all periods upon adoption. We adopted the revised standards on January 1, 2012, opting to present components of other comprehensive income in a single continuous statement of comprehensive income and loss.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.     Goodwill and Intangible Assets

We have goodwill at our Guitar Center reporting unit, which is also an operating segment. We also have intangible assets primarily related to trademarks, customer relationships and favorable leases.

Goodwill

The following table presents a summary of goodwill by segment (in thousands):

	Guitar	Direct
	Center	Response	Total
Balance at March 31, 2012 and December 31, 2011
Goodwill	$706,182	$108,929	$815,111
Accumulated impairment losses	(123,804)	(108,929)	(232,733)
	$582,378	$—	$582,378

Other intangible assets

We amortize intangible assets with finite useful lives over their respective estimated useful lives. We amortize customer relationship intangible assets using an accelerated method based on expected customer attrition rates. Other intangible assets with finite useful lives are generally amortized using the straight-line method.

Intangible assets with indefinite lives are not amortized but are subject to an annual impairment test.

The following tables present a summary of our intangible assets (dollars in thousands, life in years):

		March 31, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(130,797)	93,505
Favorable lease terms	7.5	57,721	(47,063)	10,658
Other	4.5	675	(604)	71
Intangible assets, net		$491,199	$(178,464)	$312,735

		December 31, 2011
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademark	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(125,049)	99,253
Favorable lease terms	7.5	57,721	(45,436)	12,285
Covenants not to compete	4.2	210	(209)	1
Other	4.5	665	(565)	100
Intangible assets, net		$491,399	$(171,259)	$320,140

We include amortization of favorable leases in cost of goods sold, buying and occupancy.  We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

Amortization expense included in cost of goods sold, buying and occupancy was $1.6 million for the three months ended March 31, 2012 and $2.1 million for the same period in 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense included in selling, general and administrative expense was $5.8 million for the three months ended March 31, 2012 and $8.9 million for the same period in 2011.

The future estimated amortization expense related to intangible assets as of March 31, 2012 is as follows (in thousands):

Year

Remainder of fiscal 2012	$21,572
2013	22,191
2014	16,351
2015	12,408
2016	9,640
Thereafter	22,072
Total	$104,234

3.     Restructuring and Exit Activities

In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization.  As part of the restructuring plan, we relocated the operations of our direct response business from Medford, Oregon to Southern California.  We believe that having these operations at a single location will improve our ability to execute strategic initiatives.

In connection with this restructuring activity, we incurred employee termination costs, which included retention bonuses and severance pay to personnel in Medford and at our corporate office.  We also incurred other transition costs, such as relocation assistance, additional recruiting and travel expense, information technology integration costs and other similar costs.

We incurred restructuring costs totaling $0.4 million at our direct response segment and $0.7 million at our corporate segment during the three months ended March 31, 2012. We did not incur restructuring costs during the three months ended March 31, 2011.

Cumulative restructuring costs incurred for each segment through March 31, 2012 were as follows (in thousands):

	Cumulative amount through March 31, 2012
	Guitar Center		Direct Response	Corporate	Total
Employee termination costs	$190		$4,245	$1,043	$5,478
Employee relocation and recruiting costs	177		433	2,409	3,019
Consulting costs	150		1,618	537	2,305
Other costs	987		1,954	365	3,306

Total	$1,504	`	$8,250	$4,354	$14,108

Cumulative employee termination costs through March 31, 2012 include retention bonuses of $4.2 million and severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restructuring and exit activity costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income or loss.  The restructuring plan did not result in any impairment of property and equipment in 2011 or 2012.

The following table summarizes our restructuring accrual activity for the three months ended March 31, 2012, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2011	$3,926
Charges	62
Cash payments	(3,741)
Balance at March 31, 2012	$247

Accrued termination costs are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Other restructuring costs were expensed as incurred. Accrued balances related to these costs were not material to our balance sheet as of March 31, 2012.

We do not expect to incur material additional costs related to this restructuring activity. As of March 31, 2012 the restructuring plan was substantially complete.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.     Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	539	700
Senior unsecured notes	375,000	375,000
	997,301	997,462
Less current portion	1,551	646
Guitar Center long-term debt, net of current portion	995,750	996,816

Holdings
Senior unsecured PIK notes	564,673	564,673

Holdings long-term debt, net of current portion	$1,560,423	$1,561,489

Guitar Center long-term debt as of March 31, 2012 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million and no amounts drawn, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million, (3) a senior unsecured loan facility, referred to as the senior notes, with an aggregate principal amount of $375 million.

Holdings long-term debt as of March 31, 2012 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

Extended commitments on the asset-based facility

During the first quarter of 2012, we obtained a total of $55 million in commitments under the extended terms of the asset-based facility to substitute commitments that were not extended in March 2011. We paid an aggregate of $0.7 million in arrangement, consent and extension fees as part of the transactions.  These commitments extended the maturity date from October 2013 to February 2016 and increased the pricing margin on drawn and undrawn amounts. We can borrow under the asset-based facility at either the (a) London Inter-Bank Offered Rate, or LIBOR, plus a margin based on average borrowings that ranges from 2.75% to 3.25% on extended commitments and from 1.25% to 1.75% on non-extended commitments or (b) prime rate, plus a margin based on average borrowings that ranges from 1.75% to 2.25% on extended commitments and from 0% to 0.5% on non-extended commitments. We are required to pay a commitment fee to the lenders based on undrawn availability at a rate of 0.5% per annum for extended commitments and 0.25% per annum for non-extended commitments.

Fees paid were capitalized and are amortized into interest expense using the effective interest method.

Senior PIK notes interest reinvestment elections

For interest payments due between April 2011 and October 2012 on the senior PIK notes, we may elect to pay 50% of the interest due by issuing additional Guitar Center senior notes. For periods after October 2012, interest on the senior PIK notes is payable only in cash. In the fourth quarter of 2011 we elected to reinvest 50% of the interest payment due in April 2012. However, we were given the option to re-evaluate the election during the first quarter of 2012 and subsequently elected to make the entire interest payment in cash.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We did not elect to reinvest any part of the April 2011 or October 2011interest payments on the senior PIK note.

Guarantees, dividend restrictions and covenants

Guitar Center’s term loan, asset-based facility and senior notes are guaranteed by substantially all of its subsidiaries. The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several and Guitar Center, Inc. has no assets or operations independent from its subsidiaries within the meaning of Regulation S-X, Rule 3-10. Any non-guarantor subsidiaries are minor.

For information about dividend restrictions among Holdings, Guitar Center and its guarantor subsidiaries, see Note 5 to the audited consolidated financial statements included in our annual report on Form 10-K, filed with the SEC on March 27, 2012.

As of March 31, 2012, we were in compliance with all of our debt covenants.

Future maturities

Future maturities of long-term debt as of March 31, 2012 are as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of fiscal 2012	$485	$—	$485
2013	5,941	—	5,941
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	963,561	—	963,561
Thereafter	—	564,673	564,673
	$997,301	$564,673	$1,561,974

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

Deferred financing fees

Guitar Center

Amortization of deferred financing fees included in interest expense was $0.7 million for the three months ended March 31, 2012 and $0.6 million for the same period in 2011. Unamortized deferred financing fees were $13.0 million at March 31, 2012 and $12.9 million at December 31, 2011.

Holdings

Amortization of deferred financing fees included in interest expense was $0.8 million for the three months ended March 31, 2012 and $0.7 million for the same period in 2011. Unamortized deferred financing fees were $15.5 million at March 31, 2012 and December 31, 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.     Segment Information

We have three reporting segments; Guitar Center, direct response and Music & Arts.

Beginning in 2012, our corporate segment includes the activities of our shared services subsidiary, GTRC Services, Inc. This shared service organization operates support services for all our brands, including distribution and fulfillment centers, contact centers and technology services that were previously managed separately by our Guitar Center and direct response segments. We believe that centralizing the management of these shared operations will improve our flexibility to efficiently manage these resources. Substantially all of the costs of these shared service operations are allocated among our segments based on estimated usage, as determined primarily based on sales, cost of goods sold or call volume at each business. Segment results for 2011 have been adjusted to reflect this change.

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

Corporate is not an operating segment, consisting of centralized management, general and administrative functions and unallocated costs of our shared service operations. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in the evaluation of segment results.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for our reporting segments (in thousands):

	Three months ended March 31, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$393,704	$43,457	$90,990	$—	$528,151
Gross profit	117,069	22,537	24,415	(445)	163,576
Selling, general and adiministrative expenses	89,529	16,287	25,650	6,586	138,052
Operating income (loss)	27,540	6,250	(1,235)	(7,031)	25,524
Depreciation and amortization	16,645	1,096	4,078	826	22,645
Adjusted EBITDA	45,825	7,340	3,355	(3,291)	53,229
Capital expenditures	6,319	846	1,519	3,180	11,864
Total assets
Holdings	1,480,821	106,305	171,710	140,011	1,898,847
Guitar Center	1,480,821	106,305	171,710	164,797	1,923,633

	Three months ended March 31, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$364,312	$41,684	$96,804	$—	$502,800
Gross profit	106,974	21,820	27,321	—	156,115
Selling, general and adiministrative expenses	84,362	15,977	27,396	7,750	135,485
Operating income (loss)	22,612	5,843	(75)	(7,750)	20,630
Depreciation and amortization	18,733	1,083	4,770	707	25,293
Adjusted EBITDA	41,897	6,961	4,720	(4,551)	49,027
Capital expenditures	4,291	776	2,330	1,627	9,024
Total assets
Holdings	1,452,262	102,150	333,530	231,255	2,119,197
Guitar Center	1,452,262	102,150	333,530	226,169	2,114,111

We record property and equipment at our segments based on direct capital expenditures made at each segment.  We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets. Although depreciation and amortization expense are excluded from Adjusted EBITDA, these measures are regularly provided to our chief operating decision maker as indicators of the capital investment at each segment.

Material unallocated assets at our corporate segment primarily consist of cash, property and equipment related to our shared data centers and corporate office facilities, deferred income taxes and capitalized financing fees.

We reassigned the assets of our shared data centers and our corporate office facilities and certain cash accounts to the corporate segment upon implementing our shared services organization. Total assets for each segment in 2011 have been adjusted to reflect this change.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a reconciliation of Adjusted EBITDA to consolidated income or loss before income taxes (in thousands):

Holdings
	Three months ended March 31,
	2012	2011

Adjusted EBITDA
Guitar Center	$45,825	$41,897
Music & Arts	7,340	6,961
Direct Response	3,355	4,720
Corporate	(3,291)	(4,551)
	53,229	49,027

Depreciation and amortization expense	22,645	25,293
Interest expense, net	41,173	38,422
Non-cash charges	896	842
Other adjustments	4,164	2,262

Consolidated loss before income taxes	$(15,649)	$(17,792)

Guitar Center
	Three months ended March 31,
	2012	2011

Adjusted EBITDA
Guitar Center	$45,825	$41,897
Music & Arts	7,340	6,961
Direct Response	3,355	4,720
Corporate	(3,291)	(4,551)
	53,229	49,027

Depreciation and amortization expense	22,645	25,293
Interest expense, net	21,179	18,430
Non-cash charges	896	842
Other adjustments	4,164	1,984

Consolidated income before income taxes	$4,345	$2,478

Adjustments in the calculation of Adjusted EBITDA include the following:

•      Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital, LLC, an affiliate of the majority stockholders.

•                  Restructuring charges included in other adjustments were $1.1 million for the three months ended March 31, 2012. There were no restructuring charges included in other adjustments for the three months ended March 31, 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.              Fair Value Measurements

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

Valuation inputs are classified into the following hierarchy:

•                  Level 1 Inputs— Quoted prices for identical instruments in active markets.

•                  Level 2 Inputs— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level 3 Inputs— Instruments with primarily unobservable value drivers.

Valuation policies and procedures for fair value measurements using Level 3 inputs are established by finance management reporting to our chief financial officer. We corroborate Level 3 inputs with historical and market information where possible or appropriate and we engage third-party valuation firms to assist us in determining certain fair value measurements.

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

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Direct response goodwill, net of accumulated impairment losses	$—	$—	$—	$—	$107,026
Direct response trademarks and trade names	—	—	11,500	11,500	32,500
Direct response customer relationship intangible asset	—	—	6,800	6,800	13,461
Specific-store leasehold improvements	—	—	745	745	1,294

We estimated the fair value of specific-store leasehold improvements using an income-based approach, considering the cash flows expected over the remaining lease term for each location.  The income-based approach uses unobservable inputs, including projected free cash flow and internal cost of capital and accordingly these fair value measurements have been classified as Level 3 in the fair value hierarchy.

We did not make any non-recurring fair value measurements during the three months ended March 31, 2012.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents quantitative information about Level 3 inputs used in our fair value measurements:

Fair Value Measurement	Fair Value at December 31, 2011	Valuation technique(s)	Unobservable input	Range
Direct response trademarks and trade names	$11,500	Discounted cash flow	Weighted-average cost of capital	16.5%
			Long-term revenue growth rate	1.0%
			Royalty rates	0.5% - 1.5%
Direct response customer relationship intangible asset	6,800	Discounted cash flow	Weighted-average cost of capital	17.5%
			Customer attrition rate	59.9% - 25%
Specific-store leasehold improvements	745	Discounted cash flow	Weighted-average cost of capital	10.9%
			Long-term revenue growth rate	3.0%

The following table presents the difference between the carrying amount and fair value of our long-term debt (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Guitar Center
Senior secured term loan	$621,762	$597,653	$621,762	$545,596
Senior unsecured notes	375,000	406,882	375,000	394,542
Capital lease obligations	539	539	700	700
Total Guitar Center	997,301	1,005,074	997,462	940,838

Holdings
Senior unsecured PIK notes	564,673	613,258	564,673	609,312

Total Holdings	$1,561,974	$1,618,332	$1,562,135	$1,550,150

We estimate the fair value of our long-term debt using observable inputs classified as Level 2 in the fair value hierarchy. We use present value and market techniques that consider rates of return on similar credit facilities recently initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.              Legal

On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and a large musical instrument manufacturer, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California’s Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  A hearing on the motion is set for May 21, 2012.

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

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. Discovery has commenced. We are not currently able to estimate a probable outcome or range of loss in this matter.

In addition to the matters described above, we are involved in various claims and legal actions in the normal course of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management’s opinion that, after consultation with counsel and a review of the facts, a material loss with regard to the statements of financial position, operations and cash flows from such currently pending normal course of business litigation matters is not probable.

8.     Subsequent Events

We have evaluated events and transactions subsequent to March 31, 2012 for disclosure or recognition through the issuance date of the interim financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “project,” “estimate,” “expect,” “believe,” “intend,” “may,” “will,” “should” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and future effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in the section entitled “Risk Factors” in our annual report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2012.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and management’s discussion and analysis and the consolidated financial statements and related notes included in our annual report on Form 10-K, filed with the SEC on March 27, 2012.

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

Overview

We are the leading retailer of music products in the United States based on revenue. We operate three reportable business segments: Guitar Center, direct response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. Our direct response segment brands offer catalog and online sales of a broad selection of music products under several brand names, including Musician’s Friend, Music123 and Woodwind & Brasswind.  Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

As of May 7, 2012, our wholly owned retail subsidiary operated 227 Guitar Center stores in 43 states and 105 Music & Arts stores in 22 states. As of May 7, 2012, our Guitar Center stores consisted of 147 primary format stores, 75 secondary format stores and five tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet.

Our Guitar Center and Music & Arts segments are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician’s Friend, Inc., Music123, Inc., and Woodwind & Brasswind, Inc. subsidiaries. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of our operating subsidiaries, and GTRC Services, Inc., which operates shared support services for our operating subsidiaries.

Beginning in 2012, our GTRC Services, Inc. subsidiary operates shared support services for all our brands, including distribution and fulfillment centers, contact centers and technology services. These operations were previously managed separately by our retail store and direct response subsidiaries. The costs of these shared service operations are allocated among our businesses based on estimated usage, as determined primarily based on sales, cost of goods sold or call volume at each business.

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

As of March 31, 2012, the relocation of our direct response headquarters operations to Southern California was complete and we do not expect to incur material additional costs related to this restructuring activity. We expect the integration of our direct response and Guitar Center marketing and merchandising functions to continue throughout 2012.

During the first quarter of 2012, we incurred a total of $1.1 million in restructuring costs, of which $0.7 million related to employee relocation expenses.  During the first quarter of 2012, we also paid $3.7 million to terminated Medford personnel for accrued retention bonuses and severance payments. See Note 3 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report for a summary of accruals, payments and adjustments of accrued employee termination costs.

The cumulative total cost for this restructuring activity was $14.1 million, which was incurred between the second quarter of 2011 and the first quarter of 2012. Cumulative employee termination costs through March 31, 2012 were $5.5 million, which includes severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring. Cumulative other transition costs, including employee relocation assistance, employee recruiting, incremental travel expenses, consulting and other similar costs totaled $8.6 million.

Results of Operations

The following tables present our consolidated statements of operations, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended March 31,
	2012	2011
Net sales	100%	100%
Gross profit	31.0	31.0
Selling, general and administrative expenses	26.1	26.9
Operating income	4.8	4.1
Interest expense, net	7.8	7.6
Loss before income taxes	(3.0)	(3.5)
Income tax expense (benefit)	0.1	(1.3)
Net loss	(3.1)%	(2.3)%

Guitar Center

	Three months ended March 31,
	2012	2011
Net sales	100%	100%
Gross profit	31.0	31.0
Selling, general and administrative expenses	26.1	26.9
Operating income	4.8	4.2
Interest expense, net	4.0	3.7
Income before income taxes	0.8	0.5
Income tax expense	0.3	0.1
Net income	0.5%	0.4%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales

Consolidated net sales for the three months ended March 31, 2012 increased 5.0% to $528.2 million, compared to $502.8 million for the same period in 2011.

Net sales from our Guitar Center segment for the three months ended March 31, 2012 increased 8.1% to $393.7 million, compared to $364.3 million for the same period in 2011. Comparable retail store sales increased 4.9%, or $17.0 million, and sales from our Guitar Center online operations increased 11.3%, or $2.3 million, compared to the same period in 2011. We opened one new store during the first quarter of 2012 which contributed $0.6 million in sales. The increase in comparable store sales and online sales were primarily due to a 4.1% increase in the number of transactions. We believe the increase in transaction count can be attributed to successful television advertising and improvements in our multi-channel selling capabilities.

Net sales from our direct response segment for the three months ended March 31, 2012 decreased 6.0% to $91.0 million, compared to $96.8 million for the same period in 2011. The decrease was primarily due to lower average order values, driven by competitive pressure on our pricing strategies and fewer items sold per order. Changes in the online competitive landscape have made it more difficult to attract and retain customers, as established online retailers add musical instruments to their product offerings. We expect this competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the three months ended March 31, 2012 increased 4.3% to $43.5 million, compared to $41.7 million for the same period in 2011.

Gross profit

Consolidated gross profit for the three months ended March 31, 2012 increased 4.8% to $163.6 million, compared to $156.1 million for the same period in 2011.  Gross profit margin for the three months ended March 31, 2012 and 2011 was 31.0%.

Gross profit margin for our Guitar Center segment for the three months ended March 31, 2012 was 29.7% compared to 29.4% for the same period in 2011. The increase was primarily due to lower occupancy costs of 0.6%, partially offset by higher freight costs of 0.1%. Occupancy costs decreased primarily due to lower depreciation and amortization expense, reflecting the slower pace of capital expenditures on store remodels and relocations for existing stores in recent years. Freight expense increased primarily due to higher fuel surcharges and higher contract rates.

Gross profit margin for our direct response segment for the three months ended March 31, 2012 was 26.8% compared to 28.2% for the same period in 2011. The decrease was primarily due to lower selling margin of 1.0% and higher freight costs of 0.5%. Selling margin decreased due to greater discounting and allowances in response to competitive pressure on pricing. Freight expense increased primarily due to lower average order values, which increases outbound shipping and handling costs as a percentage of net sales.

Gross profit margin for our Music & Arts segment for the three months ended March 31, 2012 was 51.9% compared to 52.3% for the same period in 2011. The decrease was primarily due to lower selling margin of 0.8% partially offset by lower occupancy cost of 0.3%. The decrease in selling margin was driven by sales mix, with increased sales to schools. The decrease in occupancy costs was due to leveraging on higher net sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses of Holdings for the three months ended March 31, 2012 increased 1.9% to $138.1 million, compared to $135.5 million for the same period in 2011. Consolidated selling, general and administrative expenses for the three months ended March 31, 2012 were 26.1% of net sales compared to 26.9% for the same period in 2011.

Consolidated selling, general and administrative expenses of Guitar Center for the three months ended March 31, 2012 were $138.1 million, compared to $135.2 million for the same period in 2011.

Selling, general and administrative expenses for our Guitar Center segment for the three months ended March 31, 2012 were 22.7% of segment net sales compared to 23.2% for the same period in 2011. The decrease was primarily due to lower compensation expense of 0.5%, lower depreciation and amortization expense of 0.5% and lower credit card fees expense of 0.3%, partially offset by higher advertising expense of 0.6%. Compensation expense decreased due to changes in our sales commission structure and staffing levels at our stores and leveraging fixed salaries on higher net sales. Credit card fees expense decreased due to legislation that reduced processing fees on debit card purchases. Depreciation and amortization expense decreased primarily due to lower amortization expense on our customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Advertising expense increased due to television marketing that was not in place during the same period in 2011 and additional digital advertising.

Selling, general and administrative expenses for our direct response segment for the three months ended March 31, 2012 were 28.2% of segment net sales compared to 28.3% for the same period in 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.5% and lower credit card fees expense of 0.3%, partially offset by higher compensation expense of 0.5%. Depreciation and amortization expense decreased primarily due to impairment of customer relationship intangible assets in the fourth quarter of 2011, resulting in lower monthly amortization expense. Credit card fees expense decreased due to legislation that reduced processing fees on debit card purchases. Compensation expense increased due to the deleveraging effect of lower net sales.

Selling, general and administrative expenses for our Music & Arts segment for the three months ended March 31, 2012 were 37.5% of segment net sales compared to 38.3% for the same period in 2011. The decrease was primarily due to lower compensation costs of 0.5% and lower credit card fees expense of 0.2%. Compensation expense decreased due to leveraging on higher net sales. Credit card fees expense decreased due to legislation that reduced processing fees on debit card purchases.

Operating income - Holdings

Consolidated operating income for Holdings for the three months ended March 31, 2012 increased to $25.5 million from $20.6 million for the same period in 2011. Consolidated operating income for the three months ended March 31, 2012 was 4.8% of net sales, compared to 4.1% for the same period in 2011.

Operating income - Guitar Center

Consolidated operating income for Guitar Center for the three months ended March 31, 2012 increased to $25.5 million from $20.9 million for the same period in 2011. Consolidated operating income for the three months ended March 31, 2012 was 4.8% of net sales, compared to 4.2% for the same period in 2011.

Interest expense - Holdings

Net interest expense for Holdings for the three months ended March 31, 2012 increased 7.2% to $41.2 million from $38.4 million for the same period in 2011. The increase was primarily due to higher interest expense of $2.5 million on our term loan. Interest expense on the term loan increased due to the amendment and extension of the term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

Interest expense - Guitar Center

Net interest expense for Guitar Center for the three months ended March 31, 2012 increased 14.9% to $21.2 million from $18.4 million for the same period in 2011. The increase was primarily due to higher interest expense of $2.5 million on our term loan.  Interest expense on the term loan increased due to the amendment and extension of the term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

Income tax expense (benefit) - Holdings

Income tax expense for Holdings for the three months ended March 31, 2012 was $0.6 million, compared to $6.3 million income tax benefit for the same period in 2011. The effective tax rate for 2012 was -3.6%, compared to 35.6% in 2011.

The effective rate was lower in 2012 primarily due to a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011 based on our recent history of reporting net losses for financial reporting and income tax purposes. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be realized.

Income tax expense - Guitar Center

Income tax expense for Guitar Center for the three months ended March 31, 2012 was $1.8 million, compared to $0.7 million for the same period in 2011. The effective tax rate 2012 was 41.4% compared to 28.5% in 2011.

The effective rate was higher in 2012 primarily due to higher tax benefits recognized in the first quarter of 2011 on uncertain tax positions, based on settled income tax audits.

Liquidity and capital resources

Our principal sources of cash are cash generated from operating activities and available borrowing capacity under our asset-based revolving credit facility. During the quarter ended March 31, 2012, cash provided by operating activities totaled $45.2 million. Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of March 31, 2012, the borrowing base was $306.9 million, which supported $8.1 million of outstanding letters of credit and $298.8 million of undrawn availability.

Our principal uses of cash typically include capital expenditures, the financing of working capital and payments on our indebtedness.

Holdings’ business activities consist solely of debt and equity financing related to its ownership of Guitar Center, and consequently Holdings does not generate cash flows other than amounts distributed to it by Guitar Center. Holdings is dependent on distributions received from Guitar Center to meet its debt service obligations on the senior PIK notes. The senior PIK notes are not guaranteed by any of Holdings’ subsidiaries.

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

Cash flows

Operating activities

Holdings’ net cash provided by operating activities was $45.2 million in the first quarter of 2012, consisting of a net loss of $16.2 million, plus non-cash items of $23.5 million, less changes in working capital and other activities of $37.9 million.  Significant non-cash items in 2012 include depreciation and amortization expense of $22.6 million. Significant sources of cash for working capital and other activities include a $45.0 million increase in accounts payable, primarily related to the timing of vendor receipts and payments. We received a greater amount of inventory purchases later in the quarter and more of our vendors have accepted longer payment terms.

Holdings’ net cash provided by operating activities was $20.9 million in the first quarter of 2011, consisting of a net loss of $11.5 million, plus non-cash items of $18.7 million, plus changes in working capital and other activities of $13.7 million. Significant non-cash items included depreciation and amortization expense of $25.3 million. Significant sources of cash for working capital and other activities included a decrease in accounts receivable of $8.0 million related to seasonal collection trends. Accounts payable increased $16.8 million during the first quarter of 2011, which is partially attributed to a $12.4 million increase in merchandise inventories.

Guitar Center’s net cash provided by operating activities was $45.2 million in the first quarter of 2012, compared to $21.2 million for the same period in 2011.  The difference between Holdings and Guitar Center operating cash flows in the first quarter of 2011 represents payment of fees and expenses related to an amendment and extension of Holdings’ long-term debt.

Investing activities

Holdings’ and Guitar Center’s cash used in investing activities primarily relates to capital expenditures.

Holdings’ and Guitar Center’s net cash used in investing activities was $11.8 million in the first quarter of 2012, compared to $9.0 million for the same period in 2011. Capital expenditures in the first quarter of 2012 included approximately $5.8 million related to new Guitar Center stores, $3.6 million in information technology purchases and development and $1.2 million to remodel or refurbish existing Guitar Center and Music & Arts stores.

Capital expenditures in the first quarter of 2011 included approximately $4.5 million in information technology development and purchases and $3.2 million related to new Guitar Center stores.

Financing activities

Holdings’ cash used in financing activities was $0.9 million in the first quarter of 2012, compared to $8.3 million for the same period in 2011. Cash used in financing activities in the first quarter of 2012 and 2011 was primarily related to the payment of fees to our lenders in connection with an amendment of the terms and extension of maturity dates for our long-term debt.

Guitar Center’s cash used in financing activities was $0.9 million in the first quarter of 2012, compared to $8.6 million for the same period in 2011. Cash paid for financing fees in the first quarter of 2012 and 2011 was related to an amendment of terms and extension of maturity dates for Guitar Center’s long-term debt.

Capital Expenditure Requirements

We opened one new secondary format Guitar Center store during the first quarter of 2012.We plan to open new stores at a rate of 10 to 20 stores per year, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

We expect that our costs for capital improvements for stores opened in 2012 will be approximately $1.6 million for primary format stores and $1.5 million for secondary format stores. These costs generally consist of leasehold improvements, fixtures and equipment. Additionally, our new primary stores generally require between $1.0 million and $1.4 million of gross inventory and secondary stores require between $0.8 million to $1.0 million of gross inventory upon store opening.

For 2012, we expect our total capital expenditures to be approximately $65.2 million. This amount primarily is comprised of approximately $25.9 million investment in information technology, $28.8 million in build-out, renovation and relocation costs for new and existing Guitar Center stores and $10.5 million of other capital expenditures.

Debt

Our outstanding long-term debt as of March 31, 2012 consisted of a senior secured term loan, senior notes of Guitar Center and senior PIK notes of Holdings. The aggregate outstanding principal balance on this debt as of March 31, 2012 was $1.560 billion.

We also have an asset-based revolving credit facility with a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of March 31, 2012, we had no borrowings outstanding on this credit facility.

During the first quarter of 2012, we obtained a total of $55 million in commitments under the extended terms of the asset-based facility to substitute commitments that were not extended in March 2011. Our interest expense on undrawn amounts and any future borrowings on the asset-based facility will be higher under the extended terms than under the non-extended terms. The amount of any increase will vary depending on amounts drawn and undrawn on the facility. See Note 4 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report for additional information about the extended terms.

We expect interest payments on our long-term debt will be between $140 million and $148 million per year through 2016 and $130 million for the years thereafter until the scheduled maturities of our long-term debt.

With respect to interest payments on the senior PIK note, we are permitted to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued senior notes, provided a secured net leverage ratio of 8.5x is maintained.

During 2011, we had elected to reinvest the April 2012 interest payment on the senior PIK note, but we were given the option to re-evaluate the election during the first quarter of 2012 and decided to make the April 2012 payment in cash. We have elected to reinvest 50% of the October 2012 interest payment on the senior PIK note.

The majority of scheduled maturities of our long-term debt occur in 2017 and 2018, with total maturities of $1.528 billion in those years. Scheduled maturities and principal payments for the years 2012 through 2016 total $33.2 million. Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

We expect to make a principal payment of $134.7 million related to the payment-in-kind interest on our senior PIK notes in April 2013. If the senior PIK notes would otherwise constitute “applicable high yield discount obligations” within the meaning of Section 163 (i)(1) of the Internal Revenue Code at the end of the first accrual period ending after the fifth anniversary of November 28, 2007, Holdings will be required to redeem for cash a portion of each senior PIK note then outstanding equal to the “mandatory principal redemption amount.” The redemption price for the portion of each senior PIK note redeemed will be 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. The “mandatory principal redemption amount” means the portion of a senior PIK note required to be redeemed to prevent such note from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(1) of the Internal Revenue Code.

See our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012, for a summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes.

As of March 31, 2012, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of March 31, 2012 that does not exceed 3.5x. As of March 31, 2012, our consolidated secured net leverage ratio was 2.5x.

Contractual obligations and commercial commitments

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements.  There have been no other material changes to our contractual obligations since December 31, 2011.  See our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012, for additional information about our contractual obligations and commercial commitments.

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

Critical accounting estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our annual report on Form 10-K, filed with the SEC on March 27, 2012, for a discussion of our critical accounting policies.  There has been no significant change in our critical accounting policies or estimates since the end of 2011.

Recently issued accounting pronouncements

See Note 1 in the combined notes to consolidated financial statements included in Part I of this quarterly report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

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

We paid a premium of $0.8 million to enter into the cap agreements, with an initial aggregate notional value of $500 million that amortizes by $50 million per year, which began in 2009.  The individual cap agreements are in the initial notional amounts of $200 million, which matures on December 31, 2012, and $300 million, which matures on January 31, 2013.  As of March 31, 2012, the cap agreements had a combined notional amount of $338 million. The interest rate caps are not designated as hedges of interest rate risk and changes in fair value of the cap agreements are recognized in interest expense. We do not expect the financial impact of the cap agreements to be material during the remainder of their terms.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (for each of Holdings and Guitar Center)

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Act of 1934, as amended, or the “Exchange Act,” that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

For information on legal proceedings, see Note 7 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A. Risk Factors

Our risk factors as of March 31, 2012 have not changed materially from those disclosed in our annual report on Form 10-K, as filed with the SEC on March 27, 2012.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Mine Safety Disclosures

Not applicable.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit Number	Description
4.1

First Supplemental Indenture, dated as of March 30, 2012, by and among Guitar Center, Inc., Woodwind and Brasswind, Inc., as the new guarantor, and The Bank of New York Mellon Trust Company N.A., as trustee.

10.1

Additional commitment lender joinder agreement, dated as of March 16, 2012, under the Credit Agreement, dated as of October 9, 2007 (the “ABL Credit Agreement”), by and among General Electric Capital Corporation, Guitar Center, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.2

Conversion notice to convert a non-extended commitment to an extended commitment under the ABL Credit Agreement, dated as of March 29, 2012, by and among Guitar Center, Inc., the other borrowers party thereto, the guarantor parties thereto, the lenders party thereto, UBS Capital Corporation and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

31.1	Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.2	Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.3	Guitar Center Holdings, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.4	Guitar Center Holdings, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
32.1	Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	GUITAR CENTER, INC.

	By:	/s/ Gregory Trojan
Gregory Trojan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Erick Mason
Erick Mason
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2012	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ Gregory Trojan
Gregory Trojan
Vice President and Assistant Secretary (Principal Executive Officer)

	By:	/s/ Erick Mason
Erick Mason
Vice President and Assistant Secretary (Principal Financial and Accounting Officer)