Form 10-Q
period 2012-06-30
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2012-08-13
CIK 1021113, 1427553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of August 6, 2012, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

*The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but are not required to file such reports under such sections.

Explanatory Note

This quarterly report on Form 10-Q is a combined quarterly report being filed by Guitar Center, Inc. (“Guitar Center”) and Guitar Center Holdings, Inc. (“Holdings”).  Guitar Center is a direct, wholly-owned subsidiary of Holdings.  Each of Guitar Center and Holdings is filing on its own behalf all of the information contained in this quarterly report that relates to such company.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this quarterly report.  Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided.  In addition, separate condensed consolidated financial statements for each company are included in this quarterly report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash	$17,172	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,517 and $2,979, respectively	39,580	44,732
Merchandise inventories	619,166	547,960
Prepaid expenses and other current assets	27,346	26,984
Deferred income taxes	2,952	937
Total current assets	706,216	726,649
Property and equipment, net of accumulated depreciation and amortization of $224,005 and $194,763, respectively	211,482	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $185,755 and $171,259, respectively	305,444	320,140
Other assets, net	20,047	20,802
Total assets	$1,825,567	$1,859,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$152,927	$120,010
Accrued expenses and other current liabilities	106,266	128,787
Merchandise advances	29,292	30,982
Current portion of long-term debt	132,799	646
Total current liabilities	421,284	280,425
Other long-term liabilities	19,627	18,690
Deferred income taxes	78,040	76,529
Long-term debt	1,429,014	1,561,489
Total liabilities	1,947,965	1,937,133
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,740 and 9,742, respectively, issued and outstanding	97	97
Additional paid-in capital	633,226	632,757
Accumulated deficit	(755,721)	(710,748)
Accumulated other comprehensive loss	—	(173)
Total stockholders’ deficit	(122,398)	(78,067)
Total liabilities and stockholders’ deficit	$1,825,567	$1,859,066

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$486,598	$479,053	$1,014,750	$981,853
Cost of goods sold, buying and occupancy	340,138	333,504	704,713	680,189
Gross profit	146,460	145,549	310,037	301,664
Selling, general and administrative expenses	133,568	143,754	271,620	279,239
Operating income	12,892	1,795	38,417	22,425
Interest expense	(41,354)	(40,767)	(82,545)	(79,293)
Interest income	9	61	26	165
Loss before income taxes	(28,453)	(38,911)	(44,102)	(56,703)
Income tax expense (benefit)	310	(12,959)	871	(19,300)
Net loss	(28,763)	(25,952)	(44,973)	(37,403)
Other comprehensive income, net of income tax expense of $203, $8, $231 and $15, respectively	119	13	173	25

Comprehensive loss	$(28,644)	$(25,939)	$(44,800)	$(37,378)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011

Operating activities:
Net loss	$(44,973)	$(37,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,737	50,986
Loss on disposal of property and equipment	4	4,613
Amortization of deferred financing fees	1,586	1,411
Non-cash interest expense	8,692	—
Stock-based compensation	508	863
Deferred income taxes	(735)	(21,815)
Changes in operating assets and liabilities:
Accounts receivable	5,152	2,777
Merchandise inventories	(71,206)	(51,223)
Prepaid expenses and other current assets	(3,229)	(2,049)
Other assets, net	(89)	326
Accounts payable	32,917	18,151
Accrued expenses and other current liabilities	(30,809)	(21,954)
Merchandise advances	(1,690)	(3,599)
Other long-term liabilities	937	(520)
Net cash used in operating activities	(58,198)	(59,436)

Investing activities:
Purchase of property and equipment	(32,465)	(21,645)
Proceeds from sale of property and equipment	2,902	30
Net cash used in investing activities	(29,563)	(21,615)

Financing activities:
Repayment of long-term debt	(322)	(319)
Repurchase of common stock	(39)	(195)
Financing fees	(742)	(8,163)
Net cash used in financing activities	(1,103)	(8,677)
Net decrease in cash	(88,864)	(89,728)
Cash at beginning of period	106,036	193,767
Cash at end of period	$17,172	$104,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80,608	$77,261
Income taxes	1,941	1,740

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash	$17,172	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,517 and $2,979, respectively	39,580	44,732
Merchandise inventories	619,166	547,960
Prepaid expenses and other current assets	27,346	26,093
Deferred income taxes	26,891	29,121
Total current assets	730,155	753,942
Property and equipment, net of accumulated depreciation and amortization of $224,005 and $194,763, respectively	211,482	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $185,755 and $171,259, respectively	305,444	320,140
Other assets, net	17,643	18,192
Total assets	$1,847,102	$1,883,749

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$152,927	$120,010
Accrued expenses and other current liabilities	150,388	171,929
Merchandise advances	29,292	30,982
Current portion of long-term debt	3,015	646
Total current liabilities	335,622	323,567
Other long-term liabilities	19,627	18,690
Deferred income taxes	112,147	117,686
Long-term debt	994,125	996,816
Due to Guitar Center Holdings, Inc.	263,895	303,715
Total liabilities	1,725,416	1,760,474
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	619,616	619,108
Accumulated deficit	(497,930)	(495,660)
Accumulated other comprehensive loss	—	(173)
Total stockholder’s equity	121,686	123,275
Total liabilities and stockholder’s equity	$1,847,102	$1,883,749

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$486,598	$479,053	$1,014,750	$981,853
Cost of goods sold, buying and occupancy	340,138	333,504	704,713	680,189
Gross profit	146,460	145,549	310,037	301,664
Selling, general and administrative expenses	133,568	143,754	271,620	278,962
Operating income	12,892	1,795	38,417	22,702
Interest expense	(21,360)	(20,773)	(42,558)	(39,307)
Interest income	9	61	26	165
Loss before income taxes	(8,459)	(18,917)	(4,115)	(16,440)
Income tax benefit	(3,642)	(6,519)	(1,845)	(5,814)
Net loss	(4,817)	(12,398)	(2,270)	(10,626)
Other comprehensive income, net of income tax expense of $203, $8, $231 and $15, respectively	119	13	173	25

Comprehensive loss	$(4,698)	$(12,385)	$(2,097)	$(10,601)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011

Operating activities:
Net loss	$(2,270)	$(10,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,737	50,986
Loss on disposal of property and equipment	4	4,613
Amortization of deferred financing fees	1,380	1,207
Non-cash interest expense	404	—
Stock-based compensation	508	863
Deferred income taxes	(3,540)	(5,900)
Changes in operating assets and liabilities:
Accounts receivable	5,152	2,777
Merchandise inventories	(71,206)	(51,223)
Prepaid expenses and other current assets	(4,120)	(3,201)
Other assets, net	(89)	326
Accounts payable	32,917	18,151
Accrued expenses and other current liabilities	(21,541)	(23,230)
Merchandise advances	(1,690)	(3,599)
Other long-term liabilities	937	(520)
Net cash used in operating activities	(18,417)	(19,376)

Investing activities:
Purchase of property and equipment	(32,465)	(21,645)
Proceeds from sale of property and equipment	2,902	30
Net cash used in investing activities	(29,563)	(21,615)

Financing activities:
Repayment of long-term debt	(322)	(319)
Financing fees	(742)	(7,262)
Advances to Guitar Center Holdings, Inc.	(39,820)	(41,156)
Net cash used in financing activities	(40,884)	(48,737)
Net decrease in cash	(88,864)	(89,728)
Cash at beginning of period	106,036	193,767
Cash at end of period	$17,172	$104,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,827	$37,481
Income taxes	1,941	1,740

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                   Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center Holdings, Inc. is the parent company of wholly-owned Guitar Center, Inc. and its wholly-owned subsidiaries.  All of the company’s operating activities are conducted out of Guitar Center, Inc. and its subsidiaries.  The parent company’s business activities consist solely of debt and equity financing related to its ownership of Guitar Center, Inc.

In these notes, we refer to the condensed consolidated financial statements of Guitar Center Holdings, Inc. and its subsidiaries as “Holdings,” except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc. entity. We refer to the condensed consolidated financial statements of Guitar Center, Inc. and its subsidiaries as “Guitar Center.”  The terms “we,” “us,” “our” and “the company” refer to Holdings and Guitar Center collectively.

We operate three businesses under our Guitar Center, Music & Arts and direct response brands.

Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of June 30, 2012, Guitar Center operated 230 Guitar Center stores across the United States, with 149 primary format stores, 77 secondary format stores and four tertiary format stores, along with the www.guitarcenter.com website.

Music & Arts specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of June 30, 2012, Music & Arts operated 108 stores in 22 states, along with the www.musicarts.com website.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q.  Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP.  We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date.  These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012.

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

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Fourth quarter sales at our Guitar Center and direct response segments are typically significantly higher than in any other quarter. Accordingly, interim results may not be indicative of results for the entire year.

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

As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors have reduced our visibility into long-term trends, dampen our expectations of future business performance and have affected our estimates.

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

The revised standards are effective for interim and annual reporting periods beginning after December 15, 2011. We adopted the revised standards on January 1, 2012. The change resulted in expanded fair value disclosures in the notes to financial statements and had no effect on our balance sheets, statements of comprehensive loss or cash flows.

In June 2011, FASB issued revised standards related to the presentation of comprehensive income. The revised standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of income and comprehensive income or in two separate but consecutive statements.

The revised standard is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied retrospectively to all periods upon adoption. We adopted the revised standards on January 1, 2012, opting to present components of other comprehensive income in a single continuous statement of comprehensive income or loss.

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

Goodwill

The following table presents a summary of goodwill by segment (in thousands):

	Guitar	Direct
	Center	Response	Total
Balance at June 30, 2012 and December 31, 2011
Goodwill	$706,182	$108,929	$815,111
Accumulated impairment losses	(123,804)	(108,929)	(232,733)
	$582,378	—	$582,378

Other intangible assets

The following tables present a summary of our intangible assets (dollars in thousands, life in years):

		June 30, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(136,545)	87,757
Favorable lease terms	7.5	57,721	(48,577)	9,144
Other	4.5	675	(633)	42
Intangible assets, net		$491,199	$(185,755)	$305,444

		December 31, 2011
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(125,049)	99,253
Favorable lease terms	7.5	57,721	(45,436)	12,285
Covenants not to compete	4.2	210	(209)	1
Other	4.5	665	(565)	100
Intangible assets, net		$491,399	$(171,259)	$320,140

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

Intangible assets with indefinite lives are not amortized.  We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

We include amortization of favorable leases in cost of goods sold, buying and occupancy.  We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

Amortization expense included in cost of goods sold, buying and occupancy was $1.5 million for the three months ended June 30, 2012 and $1.9 million for the same period in 2011.  Amortization expense included in cost of goods sold, buying and occupancy was $3.1 million for the six months ended June 30, 2012 and $4.0 million for the same period in 2011.

Amortization expense included in selling, general and administrative expenses was $5.8 million for the three months ended June 30, 2012 and $8.9 million for the same period in 2011. Amortization expense included in selling, general and administrative expenses was $11.6 million for the six months ended June 30, 2012 and $17.7 million for the same period in 2011.

The future estimated amortization expense related to intangible assets as of June 30, 2012 is as follows (in thousands):

Year

Remainder of 2012	$14,282
2013	22,191
2014	16,350
2015	12,408
2016	9,640
Thereafter	22,072
Total	$96,943

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.                   Restructuring and Exit Activities

In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization.  As part of the restructuring plan, we relocated the operations of our direct response business from Medford, Oregon to Southern California.  We believe that having our Guitar Center and direct response operations at a single location will improve our ability to execute strategic initiatives.

In connection with this restructuring activity, we incurred employee termination costs, which included retention bonuses and severance pay to personnel in Medford and at our corporate office.  We also incurred other transition costs, such as relocation assistance, additional recruiting and travel expense, information technology integration costs and other similar costs.

We incurred restructuring costs totaling $0.1 million at our direct response segment and $0.5 million at our corporate segment during the three months ended June 30, 2012. We incurred restructuring costs totaling $0.5 million at our direct response segment and $1.2 million at our corporate segment during the six months ended June 30, 2012.

Restructuring costs incurred for each segment during the three and six months ended June 30, 2011 were as follows (in thousands):

	Three and six months ended June 30, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$142	$1,360	$1,153	$2,655
Employee relocation and recruiting costs	45	228	55	328
Other costs	30	103	299	432

Total	$217	$1,691	$1,507	$3,415

Cumulative restructuring costs incurred for each segment from inception of the restructuring plan through June 30, 2012 were as follows (in thousands):

	Cumulative amount through June 30, 2012
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$190	$4,427	$1,044	$5,661
Employee relocation and recruiting costs	177	433	2,747	3,357
Consulting costs	150	1,546	579	2,275
Other costs	987	1,984	427	3,398

Total	$1,504	$8,390	$4,797	$14,691

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cumulative employee termination costs through June 30, 2012 include retention bonuses of $4.4 million and severance payments of $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

Restructuring and exit activity costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.  The restructuring plan did not result in any impairment of property and equipment in 2011 or 2012.

The following table summarizes our restructuring accrual activity for the six months ended June 30, 2012, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2011	$3,926
Charges	244
Cash payments	(4,170)
Balance at June 30, 2012	$—

Accrued termination costs as of December 31, 2011 are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2012 the restructuring plan was substantially complete and we do not expect to incur material additional restructuring costs.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.                   Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	378	700
Senior unsecured notes	375,000	375,000
	997,140	997,462
Less current portion	3,015	646
Guitar Center long-term debt, net of current portion	994,125	996,816

Holdings
Senior unsecured PIK notes	564,673	564,673
Less current portion	129,784	—
Holdings long-term debt, net of current portion	434,889	564,673

Holdings consolidated long-term debt, net of current portion	$1,429,014	$1,561,489

Guitar Center long-term debt as of June 30, 2012 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million and no amounts drawn, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million, (3) a senior unsecured loan facility, referred to as the senior notes, with an aggregate principal amount of $375 million.

Holdings long-term debt as of June 30, 2012 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

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

We did not elect to reinvest any part of the April 2011 or October 2011 interest payments on the senior PIK notes.

In the fourth quarter of 2011 we elected to reinvest 50% of the interest payment due in April 2012. However, we were given the option to re-evaluate the election during the first quarter of 2012 and subsequently elected to make the entire interest payment in cash.

As of June 30, 2012, we elected to reinvest 50% of the October 2012 interest payment on the senior PIK notes.

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

As of June 30, 2012, we were in compliance with all of our debt covenants.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future maturities

Future maturities and expected payments of long-term debt as of June 30, 2012 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of 2012	$324	$—	$324
2013 (1)	5,941	129,784	135,725
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	963,561	—	963,561
Thereafter	—	434,889	434,889
	$997,140	$564,673	$1,561,813

(1)   We anticipate making a one-time principal payment on the senior PIK notes in April 2013. We estimate this payment will be $129.8 million, which is the amount of previously capitalized PIK interest required to be paid to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This amount is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet of Holdings as of June 30, 2012. The remaining unpaid balance of the senior PIK notes will mature in April 2018.

Deferred financing fees

Guitar Center

Amortization of deferred financing fees included in interest expense was $0.7 million for the three months ended June 30, 2012 and $0.6 million for the same period in 2011. Amortization of deferred financing fees included in interest expense was $1.4 million for the six months ended June 30, 2012 and $1.2 million for the same period in 2011.  Unamortized deferred financing fees were $12.3 million at June 30, 2012 and $12.9 million at December 31, 2011.

Holdings

Amortization of deferred financing fees included in interest expense was $0.8 million for the three months ended June 30, 2012 and $0.7 million for the same period in 2011.  Amortization of deferred financing fees included in interest expense was $1.6 million for the six months ended June 30, 2012 and $1.4 million for the same period in 2011. Unamortized deferred financing fees were $14.7 million at June 30, 2012 and $15.5 million at December 31, 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.                   Segment Information

We have three reporting segments: Guitar Center, direct response and Music & Arts.

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

The Music & Arts segment specializes in band instruments for sale and rental, serving students, teachers, band directors and college professors.

Corporate is a non-operating segment, consisting of centralized management, general and administrative functions and unallocated costs of our shared service operations. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in the evaluation of segment results.

Our chief operating decision makers include our chief executive officer and chief financial officer.  Our chief operating decision makers evaluate segment performance based primarily on net sales and adjusted EBITDA.  Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements.  Management views adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis.  Adjusted EBITDA is a measure which is also used in calculating financial ratios in several material debt covenants in our asset-based credit facility and term loan.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for our reporting segments (in thousands):

	Three months ended June 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$365,331	$42,331	$78,936	$—	$486,598
Gross profit	103,937	20,024	22,396	103	146,460
Selling, general and administrative expenses	86,898	17,220	24,225	5,225	133,568
Operating income (loss)	17,039	2,804	(1,829)	(5,122)	12,892
Depreciation and amortization	16,095	1,129	3,954	914	22,092
Adjusted EBITDA	34,250	4,474	2,335	(1,989)	39,070
Capital expenditures	12,432	2,048	2,618	3,503	20,601

	Three months ended June 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$352,214	$40,513	$86,326	$—	$479,053
Gross profit	100,755	19,818	24,976	—	145,549
Selling, general and administrative expenses	84,731	16,977	27,996	14,050	143,754
Operating income (loss)	16,024	2,841	(3,020)	(14,050)	1,795
Depreciation and amortization	18,282	1,059	5,686	666	25,693
Adjusted EBITDA	35,950	4,124	4,340	(4,932)	39,482
Capital expenditures	5,608	1,240	2,089	3,684	12,621

	Six months ended June 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$759,036	$85,788	$169,926	$—	$1,014,750
Gross profit	221,006	42,562	46,812	(343)	310,037
Selling, general and administrative expenses	176,427	33,507	49,875	11,811	271,620
Operating income (loss)	44,579	9,055	(3,063)	(12,154)	38,417
Depreciation and amortization	32,739	2,225	8,032	1,741	44,737
Adjusted EBITDA	80,075	11,814	5,691	(5,281)	92,299
Capital expenditures	18,751	2,894	4,137	6,683	32,465
Total assets
Holdings	1,443,426	122,257	177,452	82,432	1,825,567
Guitar Center	1,443,426	122,257	177,452	103,967	1,847,102

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six months ended June 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$716,526	$82,198	$183,129	$—	$981,853
Gross profit	207,729	41,638	52,297	—	301,664
Selling, general and administrative expenses	169,094	32,953	55,392	21,800	279,239
Operating income (loss)	38,635	8,685	(3,095)	(21,800)	22,425
Depreciation and amortization	37,016	2,141	10,456	1,373	50,986
Adjusted EBITDA	77,847	11,084	9,060	(9,482)	88,509
Capital expenditures	9,899	2,016	4,419	5,311	21,645
Total assets
Holdings	1,466,776	112,353	338,550	135,121	2,052,800
Guitar Center	1,466,776	112,353	338,550	130,051	2,047,730

Segment operating results of Guitar Center are the same as for Holdings, except that in the six months ended June 30, 2011, selling, general and administrative expenses of $0.3 million related to the amendments and extension of our long-term debt were incurred at the corporate segment at Holdings and were not allocated to Guitar Center.

We record property and equipment at our segments based on direct capital expenditures made at each segment.  We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets.  Although depreciation and amortization expense are excluded from adjusted EBITDA, these measures are regularly provided to our chief operating decision makers.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a reconciliation of adjusted EBITDA to consolidated loss before income taxes (in thousands):

Holdings

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Adjusted EBITDA
Guitar Center	$34,250	$35,950	$80,075	$77,847
Music & Arts	4,474	4,124	11,814	11,084
Direct Response	2,335	4,340	5,691	9,060
Corporate	(1,989)	(4,932)	(5,281)	(9,482)
	39,070	39,482	92,299	88,509

Depreciation and amortization expense	22,092	25,693	44,737	50,986
Interest expense, net	41,345	40,706	82,519	79,128
Non-cash charges	794	825	1,690	1,667
Non-recurring charges	—	4,616	—	4,616
Other adjustments	3,292	6,553	7,455	8,815

Consolidated loss before income taxes	$(28,453)	$(38,911)	$(44,102)	$(56,703)

Guitar Center

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Adjusted EBITDA
Guitar Center	$34,250	$35,950	$80,075	$77,847
Music & Arts	4,474	4,124	11,814	11,084
Direct Response	2,335	4,340	5,691	9,060
Corporate	(1,989)	(4,932)	(5,281)	(9,482)
	39,070	39,482	92,299	88,509

Depreciation and amortization expense	22,092	25,693	44,737	50,986
Interest expense, net	21,351	20,712	42,532	39,142
Non-cash charges	794	825	1,690	1,667
Non-recurring charges	—	4,616	—	4,616
Other adjustments	3,292	6,553	7,455	8,538

Consolidated loss before income taxes	$(8,459)	$(18,917)	$(4,115)	$(16,440)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Adjustments in the calculation of adjusted EBITDA include the following:

•                  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Non-recurring charges for the three and six months ended June 30, 2011 consist of a $4.6 million loss recognized upon classifying our corporate aircraft as available for sale.

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital, LLC, an affiliate of the majority stockholders.

•                  Restructuring charges included in other adjustments were $0.6 million for the three months ended June 30, 2012 and $1.7 million for the six months ended June 30, 2012. Restructuring charges included in other adjustments were $3.4 million for the three and six months ended June 30, 2011.

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

Valuation policies and procedures for fair value measurements using Level 3 inputs are established by finance management reporting to our chief financial officer. We corroborate Level 3 inputs with historical and market information where possible and appropriate and we engage third-party valuation firms to assist us in determining certain fair value measurements.

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

We did not make any non-recurring fair value measurements during the three or six months ended June 30, 2012.

The following table presents quantitative information about Level 3 inputs used in our fair value measurements:

Fair Value Measurement	Fair Value at December 31, 2011 (in thousands)	Valuation technique(s)	Unobservable input	Range
Direct response trademarks and trade names	$11,500	Discounted cash flow	Weighted-average cost of capital	16.5%
			Long-term revenue growth rate	1.0%
			Royalty rates	0.5% - 1.5%
Direct response customer relationship intangible asset	6,800	Discounted cash flow	Weighted-average cost of capital	17.5%
			Customer attrition rate	59.9% - 25.0%
Specific-store leasehold improvements	745	Discounted cash flow	Weighted-average cost of capital	10.9%
			Long-term revenue growth rate	3.0%

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Guitar Center
Senior secured term loan	$621,762	$570,467	$621,762	$545,596
Senior unsecured notes	375,000	394,435	375,000	394,542
Capital lease obligations	378	378	700	700
Total Guitar Center	997,140	965,280	997,462	940,838

Holdings
Senior unsecured PIK notes	564,673	600,929	564,673	609,312

Total Holdings	$1,561,813	$1,566,209	$1,562,135	$1,550,150

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

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012. The court has not yet issued its ruling.

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

On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. Mediation was held on May 17, 2012.  The matter did not settle. Discovery continues. We are not currently able to estimate a probable outcome or range of loss in this matter.

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. Discovery continues. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

8.              Subsequent Events

We have evaluated events and transactions subsequent to June 30, 2012 for disclosure or recognition through the issuance date of the interim financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “project,” “estimate,” “expect,” “believe,” “intend,” “may,” “will,” “should” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and future effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2012.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December31, 2011.

The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein remain accurate as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

Amounts shown in tables are generally rounded. Therefore, discrepancies in the tables between totals and the sum of the amounts listed may occur. All amounts are unaudited.

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

As of August 6, 2012, our wholly-owned retail subsidiary operated 232 Guitar Center stores in 43 states and 109 Music & Arts stores in 22 states. Our Guitar Center stores consisted of 151 primary format stores, 77 secondary format stores and four tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet.

Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include the sales of Guitar Center online operations. We do not exclude relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report are based on this calculation methodology.

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

The relocation of our direct response headquarters operations to Southern California was substantially complete in the first quarter of 2012 and we do not expect to incur material additional costs related to this restructuring activity. We expect the integration of our direct response and Guitar Center marketing and merchandising functions to continue throughout 2012.

We incurred a total of $0.6 million in restructuring costs during the second quarter of 2012, of which $0.3 million related to employee relocation expenses.  During the six months ended June 30, 2012, we incurred a total of $1.7 million in restructuring costs, of which $1.0 million related to employee relocation expenses.  During the first half of 2012, we also paid $4.2 million to terminated personnel for accrued retention bonuses and severance payments. See Note 3 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report for a summary of accruals, payments and adjustments of accrued employee termination costs.

The cumulative total cost for this restructuring activity was $14.7 million, which was incurred between the second quarter of 2011 and the second quarter of 2012. Cumulative employee termination costs through June 30, 2012 were $5.7 million, which includes severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring. Cumulative other transition costs, including employee relocation assistance, employee recruiting, incremental travel expenses, consulting and other similar costs totaled $9.0 million through June 30, 2012.

Results of operations

The following tables present the components of net loss, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.1	30.4	30.6	30.7
Selling, general and administrative expenses	27.4	30.0	26.8	28.4
Operating income	2.6	0.4	3.8	2.3
Interest expense, net	8.5	8.5	8.1	8.1
Loss before income taxes	(5.8)	(8.1)	(4.3)	(5.8)
Income tax expense (benefit)	0.1	(2.7)	0.1	(2.0)
Net loss	(5.9)%	(5.4)%	(4.4)%	(3.8)%

Guitar Center

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.1	30.4	30.6	30.7
Selling, general and administrative expenses	27.4	30.0	26.8	28.4
Operating income	2.6	0.4	3.8	2.3
Interest expense, net	4.4	4.3	4.2	4.0
Loss before income taxes	(1.7)	(3.9)	(0.4)	(1.7)
Income tax benefit	(0.7)	(1.4)	(0.2)	(0.6)
Net loss	(1.0)%	(2.6)%	(0.2)%	(1.1)%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net sales

Consolidated net sales for the second quarter of 2012 increased 1.6% to $486.6 million, compared to $479.1 million for the second quarter of 2011.

Net sales from our Guitar Center segment for the second quarter of 2012 increased 3.7% to $365.3 million, compared to $352.2 million for the second quarter of 2011. Comparable retail store sales increased 0.7%, or $2.2 million, and sales from our Guitar Center online operations increased 1.6%, or $0.3 million, compared to the second quarter of 2011. Non-comparable new stores contributed $11.3 million in sales for the quarter. The increase in comparable store sales and online sales was primarily due to a combined 2.4% increase in the number of transactions, partially offset by a 1.7% decrease in average order size. The increase in transaction count resulted from improved sales conversion rates at our stores and more online orders. The decrease in average order size was primarily due to fewer items sold per transaction.

Net sales from our direct response segment for the second quarter of 2012 decreased 8.6% to $78.9 million, compared to $86.3 million for the second quarter of 2011. The decrease was primarily due to a 6.6% decline in order count and a 1.2% decline in average order size resulting from fewer items sold per order. We believe the net sales of our direct response segment continue to be affected by competition, challenges in implementing and optimizing a new web platform and the collection of sales tax from customers located in California that began in the third quarter of 2011. Overall, the competitive landscape in e-commerce continues to affect our direct response segment, making it more difficult to attract and retain customers, as established online retailers have added musical instruments to their product offerings. We expect this competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the second quarter of 2012 increased 4.5% to $42.3 million, compared to $40.5 million for the second quarter of 2011.

Gross profit

Consolidated gross profit for the second quarter of 2012 increased 0.6% to $146.5 million, compared to $145.5 million for the second quarter of 2011.  Gross profit margin for the second quarter of 2012 decreased to 30.1% from 30.4% for the second quarter of 2011.

Gross profit margin for our Guitar Center segment was 28.5% for the second quarter of 2012, compared to 28.6% for the second quarter of 2011. The decrease was primarily due to lower selling margin of 0.2%, as a result of sales mix and pricing.

Gross profit margin for our direct response segment was 28.4% for the second quarter of 2012, compared to 28.9% for the second quarter of 2011. The decrease was primarily due to lower selling margin of 0.8% and higher freight costs of 0.4%, partially offset by lower shrink costs of 0.6%. Selling margin decreased primarily due to greater discounting in response to competitive pressure on pricing. Freight costs increased due to higher shipping rates in combination with lower average order size for outbound shipments. Shrink costs decreased due to improved merchandise recovery rates on customer returns.

Gross profit margin for our Music & Arts segment was 47.3% for the second quarter of 2012, compared to 48.9% for the second quarter of 2011. The decrease was primarily due to lower selling margin of 1.3%, driven by a shift in sales mix with increased sales to schools at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the second quarter of 2012 decreased 7.1% to $133.6 million, compared to $143.8 million for the second quarter of 2011. As a percentage of net sales, selling, general and administrative expenses for the second quarter of 2012 were 27.4%, compared to 30.0% for the second quarter of 2011. Consolidated selling, general and administrative expenses for the second quarter of 2011 include a loss of $4.6 million recognized upon classifying our corporate aircraft as available for sale and $1.2 million of employee termination benefits related to restructuring activities. These costs were recognized at our corporate segment and did not re-occur in 2012.

Selling, general and administrative expenses for our Guitar Center segment for the second quarter of 2012 were 23.8% of segment net sales, compared to 24.1% for the second quarter of 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.6% and lower compensation expense of 0.2%, partially offset by higher advertising expense of 0.3%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Compensation expense decreased primarily due to efficient labor management at our stores and optimization of our sales commission structure. Advertising expense increased due to greater use of digital advertising compared to the second quarter of 2011.

Selling, general and administrative expenses for our direct response segment for the second quarter of 2012 were 30.7% of segment net sales, compared to 32.4% for the second quarter of 2011. The decrease was primarily due to lower depreciation and amortization expense of 1.6%, resulting from impairment of the segment’s customer relationship intangible assets in the fourth quarter of 2011.

Selling, general and administrative expenses for our Music & Arts segment for the second quarter of 2012 were 40.7% of segment net sales, compared to 41.9% for the second quarter of 2011. The decrease was primarily due to lower compensation expense of 0.6%, resulting from leveraging of higher net sales.

Operating income

Consolidated operating income for the second quarter of 2012 increased 618.2% to $12.9 million, compared to $1.8 million for the second quarter of 2011. As a percentage of net sales, consolidated operating income for the second quarter of 2012 increased to 2.6%, compared to 0.4% for the second quarter of 2011.

Interest expense - Holdings

Net interest expense for Holdings for the second quarter of 2012 increased 1.6% to $41.3 million, compared to $40.7 million for the second quarter of 2011. The increase was primarily due to an increase in the LIBOR index rate on our floating-rate term loan.

Interest expense - Guitar Center

Net interest expense for Guitar Center for the second quarter of 2012 increased 3.1% to $21.4 million, compared to $20.7 million for the second quarter of 2011. The increase was primarily due to an increase in the LIBOR index rate on our floating-rate term loan.

Income tax expense (benefit) - Holdings

Income tax expense for Holdings for the second quarter of 2012 was $0.3 million, compared to $13.0 million benefit for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was -1.1%, compared to 33.3% for the second quarter of 2011.

The negative effective tax rate in 2012 was primarily due to a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be fully realized.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the second quarter of 2012 was $3.6 million, compared to $6.5 million for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was 43.1%, compared to 34.5% for the second quarter of 2011.

The increase in the effective tax rate for 2012 was primarily due to higher effective state income tax rates, resulting from an increase in expected state taxable income for 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net sales

Consolidated net sales for the six months ended June 30, 2012 increased 3.4% to $1.015 billion, compared to $981.9 million for the same period in 2011.

Net sales from our Guitar Center segment for the six months ended June 30, 2012 increased 5.9% to $759.0 million, compared to $716.5 million for the same period in 2011. Comparable retail store sales increased 2.9%, or $19.4 million, and sales from our Guitar Center online operations increased 6.3%, or $2.4 million, compared to the same period in 2011. Non-comparable new stores contributed $21.7 million in sales in the first half of 2012. The increases in comparable store sales and online sales were primarily due to a combined 3.3% increase in the number of transactions, partially offset by a 1.3% decrease in average order size. The increase in transaction count resulted from improved sales conversion rates at our stores and more online orders. The decrease in average order size was primarily due to fewer items sold per transaction.

Net sales from our direct response segment for the six months ended June 30, 2012 decreased 7.2% to $169.9 million, compared to $183.1 million for the same period in 2011. The decrease in sales was primarily due to a 2.4% decline in order count and a 4.1% decline in average order size resulting from fewer items sold per order. We believe the net sales of our direct response segment continue to be affected by competition, challenges in implementing and optimizing a new web platform and the collection of sales tax from customers located in California that began in the third quarter of 2011. Overall, the competitive landscape in e-commerce continues to affect our direct response segment, making it more difficult to attract and retain customers, as established online retailers have added musical instruments to their product offerings. We expect this competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the six months ended June 30, 2012 increased 4.4% to $85.8 million, compared to $82.2 million for the same period in 2011.

Gross profit

Consolidated gross profit for the six months ended June 30, 2012 increased 2.8% to $310.0 million, compared to $301.7 million for the same period in 2011.  Gross profit margin for the first half of 2012 decreased to 30.6% from 30.7% for the same period in 2011.

Gross profit margin for our Guitar Center segment was 29.1% for the six months ended June 30, 2012, compared to 29.0% for the same period in 2011. The increase was primarily due to lower occupancy costs of 0.3%. Occupancy costs decreased primarily due to lower depreciation and amortization expense, reflecting the slower pace of capital expenditures on store remodels and relocations for existing stores in recent years.

Gross profit margin our direct response segment was 27.5% for the six months ended June 30, 2012, compared to 28.6% for the same period in 2011. The decrease was primarily due to lower selling margin of 0.9% and higher freight costs of 0.5%. Selling margin decreased primarily due to greater discounting in response to competitive pressure on pricing. Freight costs increased due to higher shipping rates in combination with lower average order size for outbound shipments.

Gross profit margin for our Music & Arts segment was 49.6% for the six months ended June 30, 2012, compared to 50.7% for the same period in 2011. The decrease was primarily due to lower selling margin of 1.0%, driven by a shift in sales mix with increased sales to schools at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses of Holdings for the six months ended June 30, 2012 decreased 2.7% to $271.6 million, compared to $279.2 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expenses for the first half of 2012 were 26.8%, compared to 28.4% for the same period in 2011. Consolidated selling, general and administrative expenses for the six months ended June 30, 2011 include a loss of $4.6 million recognized upon classifying our corporate aircraft as available for sale and $1.2 million of employee termination benefits related to restructuring activities. These costs were recognized at our corporate segment and did not re-occur in 2012.

Consolidated selling, general and administrative expenses of Guitar Center for the six months ended June 30, 2011 do not include expenses totaling $0.3 million related to the amendments and extension of our long-term debt that were incurred at Holdings and were not allocated to Guitar Center.

Selling, general and administrative expenses for our Guitar Center segment for the six months ended June 30, 2012 were 23.2% of segment net sales, compared to 23.6% for the same period in 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.6% and lower compensation expense of 0.3%, partially offset by higher advertising expense of 0.4%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Compensation expense decreased due to the leveraging of fixed salaries on higher net sales and efficient labor management at our stores. Advertising expense increased due to greater use of television and digital advertising compared to the first half of 2011.

Selling, general and administrative expenses for our direct response segment for the six months ended June 30, 2012 were 29.4% of segment net sales, compared to 30.2% for the same period in 2011. The decrease was primarily due to lower depreciation and amortization expense of 1.0% and lower credit card expense of 0.4%, partially offset by higher advertising expense of 0.4%. Depreciation and amortization expense decreased due to impairment of the segment’s customer relationship intangible assets in the fourth quarter of 2011. Credit card fees expense decreased due to legislation that reduced processing fees on debit card purchases. Advertising expense increased due to the deleveraging effect of lower net sales.

Selling, general and administrative expenses for our Music & Arts segment for the six months ended June 30, 2012 were 39.1% of segment net sales, compared to 40.1% for the same period in 2011. The decrease was primarily due to lower compensation expense of 0.5%, resulting from leveraging of higher net sales.

Operating income

Consolidated operating income for Holdings for the six months ended June 30, 2012 increased 71.3% to $38.4 million, compared to $22.4 million for the same period in 2011. As a percentage of net sales, consolidated operating income for the first half of 2012 increased to 3.8%, compared to 2.3% for the same period in 2011.

Interest expense - Holdings

Net interest expense for Holdings for the six months ended June 30, 2012 increased 4.3% to $82.5 million, compared to $79.1 million for the same period in 2011. The increase was primarily due to the amendment and extension of the term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

Interest expense - Guitar Center

Net interest expense for Guitar Center for the six months ended June 30, 2012 increased 8.7% to $42.5 million, compared to $39.1 million for the same period in 2011. The increase was primarily due to the amendment and extension of the term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

Income tax expense (benefit) - Holdings

Income tax expense for Holdings for the six months ended June 30, 2012 was $0.9 million, compared to $19.3 million benefit for the same period in 2011. The effective tax rate was -2.0% for the first half of 2012, compared to 34.0% for the same period in 2011.

The negative effective tax rate in 2012 was primarily due to a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be fully realized.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the six months ended June 30, 2012 was $1.8 million, compared to $5.8 million for the same period in 2011. The effective tax rate for the first half of 2012 was 44.8% compared to 35.4% for the same period in 2011.

The increase in the effective tax rate for 2012 was primarily due to higher effective state income tax rates, resulting from an increase in expected state taxable income for 2012.

Liquidity and capital resources

Our principal sources of cash are cash from our retail and e-commerce businesses and available borrowing capacity under our asset-based revolving credit facility. During the six months ended June 30, 2012, cash used in operating activities totaled $58.2 million, which was provided by our available cash balances at the beginning of the year. Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of June 30, 2012, the borrowing base was $331.0 million, which supported $8.1 million of outstanding letters of credit and $322.9 million of availability.

Our principal uses of cash typically include the financing of working capital, capital expenditures and payments on our indebtedness.

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Cash generated from our Guitar Center stores and through our e-commerce businesses are typically significantly higher in the fourth quarter than in any other quarter. Cash requirements to finance working capital are typically highest during the third quarter as we build inventory for holiday season sales. Seasonality for our Music & Arts business centers on band rental season, which starts in August and carries through mid-October, but that seasonality does not have a significant impact on our liquidity.

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

Cash flows

Operating activities

Holdings’ net cash used in operating activities was $58.2 million for the six months ended June 30, 2012. Cash provided by operating income was offset by interest payments and increases in working capital. Significant uses of cash during the period include an increase of $71.2 million in merchandise inventories, less a related increase of $32.9 million in accounts payable, and a decrease of $30.8 million in accrued expenses and other current liabilities. The increase in merchandise inventories is due to a combination of new Guitar

Center stores opened during the year and timing of inventory purchases to take advantage of vendor pricing incentives. The increase in merchandise inventories is partially offset by an increase in accounts payable due to the timing of inventory receiving and payment. The decrease in accrued expenses and other current liabilities includes payment of $3.9 million in accrued employee termination costs related to restructuring activities in addition to payments for other accrued operating expenses.  Interest payments on our long-term debt were $80.6 million for the six months ended June 30, 2012.

Holdings’ net cash used in operating activities was $59.4 million for the six months ended June 30, 2011, consisting of a net loss of $37.4 million, plus non-cash items of $36.1 million, less changes in working capital and other activities of $58.1 million. The primary use of cash during the six months ended June 30, 2011 was an increase in merchandise inventories of $51.2 million, due to a planned increase in purchasing to support new store growth, increase proprietary inventory levels and to take advantage of favorable vendor pricing. Interest payments on our long-term debt were $77.3 million for the six months ended June 30, 2011.

Guitar Center’s net cash used in operating activities was $18.4 million for the six months ended June 30, 2012, compared to $19.4 million for the same period in 2011.  The difference between Holdings and Guitar Center operating cash flow represents payment of interest on Holdings’ long-term debt. Interest payments on Guitar Center’s long-term debt were $40.8 million for the six months ended June 30, 2012 and $37.5 million for the same period in 2011.

Investing activities

Holdings’ and Guitar Center’s cash used in investing activities primarily relates to capital expenditures. Holdings’ and Guitar Center’s net cash used in investing activities was $29.6 million for the six months ended June 30, 2012, compared to $21.6 million for the same period in 2011.

Capital expenditures for the six months ended June 30, 2012 included $11.0 million investment in technology development and purchases and $9.6 million related to new Guitar Center stores. Net proceeds from sale of property and equipment during the six months ended June 30, 2012 included $2.8 million received on the sale of our Medford office building.

Financing activities

Holdings’ cash used in financing activities was $1.1 million for the six months ended June 30, 2012, compared to $8.7 million for the same period in 2011. Cash used in financing activities was primarily related to the payment of fees to our lenders in connection with amendments of the terms and extension of maturity dates for our long-term debt. In 2012, we obtained extended commitments on our asset-based credit facility; in 2011, we amended the terms and extended the maturity dates on the asset-based credit facility, term loan, senior notes and senior PIK notes.

Guitar Center’s cash used in financing activities was $40.9 million for the six months ended June 30, 2012, compared to $48.7 million for the same period in 2011. Guitar Center made distributions of $39.8 million to Holdings in the first half of 2012 and $41.2 million in the first half of 2011, primarily to fund payment of interest on the senior PIK notes.  Cash paid for financing fees was related to the payment of fees to our lenders in connection with amendments of the terms and extension of maturity dates for Guitar Center’s long-term debt.

Capital Expenditure Requirements

We opened six new Guitar Center stores during the first six months of 2012, comprised of three primary format locations and three secondary format locations. We plan to open approximately 10 new stores during the second half of 2012.  We also plan to open new stores at a rate of 10 to 20 stores per year going forward, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

We expect that our costs for capital improvements for stores opened in 2012 will be approximately $1.6 million for each primary format store and $1.5 million for each secondary format store. These costs generally consist of leasehold improvements, fixtures and equipment. Additionally, our new primary stores generally require between $1.0 million and $1.4 million of gross inventory and secondary stores require between $0.8 million to $1.0 million of gross inventory upon store opening.

For 2012, we expect our total capital expenditures to be between $60 million and $70 million. This amount is comprised primarily of investment in information technology and build-out, renovation and relocation costs for new and existing Guitar Center stores.

Debt

Our outstanding long-term debt as of June 30, 2012 consisted of a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of June 30, 2012 was $1.561 billion.

We also have an asset-based revolving credit facility with a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of June 30, 2012, we had no outstanding borrowings on this credit facility.

We expect to make a principal payment of $129.8 million related to the payment-in-kind interest on our senior PIK notes in April 2013. If the senior PIK notes would otherwise constitute “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code at the end of the first accrual period ending after the fifth anniversary of November 28, 2007, Holdings will be required to redeem for cash a portion of each senior PIK note then outstanding equal to the “mandatory principal redemption amount.” The redemption price for the portion of each senior PIK note redeemed will be 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. The “mandatory principal redemption amount” means the portion of a senior PIK note required to be redeemed to prevent such notes from being treated as “applicable high yield discount obligations.”

We expect to have sufficient liquidity to fund the April 2013 principal payment on the senior PIK notes. If we do not have sufficient liquidity and we are unable to make the April 2013 principal payment on the senior PIK notes, we may be in default. The indentures governing the senior notes and the senior PIK notes contain customary events of default, including, but not limited to, cross-defaults among other debt agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

Including the principal payment on our senior PIK notes that we expect to make in April 2013, scheduled maturities and principal payments on our long-term debt for the years 2012 through 2016 total $163.4 million. The remaining maturities, totaling $1.398 billion, occur in 2017 and 2018.  Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

We expect interest payments on our long-term debt will be between $139 million and $148 million per year through 2016 and $130 million for the years thereafter until the scheduled maturities of our long-term debt.

With respect to interest payments on the senior PIK note, we are permitted to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued senior notes, provided a secured net leverage ratio of 8.5x is maintained.

During 2011, we had elected to reinvest the April 2012 interest payment on the senior PIK note, but we were given the option to re-evaluate the election during the first quarter of 2012 and elected to make the April 2012 payment in cash. We have elected to reinvest 50% of the October 2012 interest payment on the senior PIK note.

During the first quarter of 2012, we obtained a total of $55 million in commitments under the extended terms of the asset-based facility to substitute commitments that were not extended in March 2011. Our interest expense on undrawn amounts and any future borrowings on the asset-based facility are higher under the extended terms than under the non-extended terms. The amount of the increase will vary depending on the amounts drawn and undrawn on the facility. See Note 4 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report for additional information about the extended terms.

See our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012, for a summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes.

As of June 30, 2012, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of June 30, 2012 that does not exceed 3.5x. As of June 30, 2012, our consolidated secured net leverage ratio was 3.1x.

Contractual obligations and commercial commitments

As is the case with most multi-unit retailers, substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements.  There have been no other material changes to our contractual obligations since December 31, 2011.  See our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012, for additional information about our contractual obligations and commercial commitments.

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

Off-balance sheet arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012, for a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates since the end of 2011.

Recently issued accounting pronouncements

See Note 1 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure arising from changes in interest rates on our term loan credit facility. The interest rates on our term loan facility will reprice periodically, which will impact our earnings and cash flow. The interest rates on our senior notes and senior PIK notes are fixed.

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

We paid a premium of $0.8 million to enter into the cap agreements, with an initial aggregate notional value of $500 million that amortizes by $50 million per year, which began in 2009.  The individual cap agreements are in the initial notional amounts of $200 million, which matures on December 31, 2012, and $300 million, which matures on January 31, 2013.  As of June 30, 2012, the cap agreements had a combined notional amount of $327 million. The interest rate caps are not designated as hedges of interest rate risk and changes in fair value of the cap agreements are recognized in interest expense. We do not expect the financial impact of the cap agreements to be material during the remainder of their terms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first half of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

Item 1.                        Legal Proceedings

For information on legal proceedings, see Note 7 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.               Risk Factors

Our risk factors as of June 30, 2012 have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Mine Safety Disclosures

Not applicable.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

Exhibit Number	Description
10.1	Separation Agreement, dated as of July 13, 2012, by and between Soren Mills, Guitar Center, Inc. and Guitar Center Holdings, Inc.
31.1	Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.2	Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.3	Guitar Center Holdings, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.4	Guitar Center Holdings, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
32.1	Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: August 13, 2012	GUITAR CENTER, INC.

	By:	/s/ GREGORY TROJAN
Gregory Trojan
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ ERICK MASON
Erick Mason
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2012	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ GREGORY TROJAN
Gregory Trojan
Vice President and Assistant Secretary (Principal Executive Officer)
	By:	/s/ ERICK MASON
Erick Mason
Vice President and Assistant Secretary (Principal Financial and Accounting Officer)