Form 10-Q
period 2012-09-30
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2012-11-13
CIK 1021113, 1427553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-175270-07

GUITAR CENTER HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0843262
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5795 Lindero Canyon Road
Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Commission File Number 000-22207

GUITAR CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4600862
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5795 Lindero Canyon Road
Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of November 6, 2012 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of November 6, 2012, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash	$9,987	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,324 and $2,979, respectively	46,113	44,732
Merchandise inventories	647,330	547,960
Prepaid expenses and other current assets	27,858	26,984
Deferred income taxes	3,165	937
Total current assets	734,453	726,649
Property and equipment, net of accumulated depreciation and amortization of $238,280 and $194,763, respectively	211,770	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $192,954 and $171,259, respectively	298,245	320,140
Other assets, net	19,256	20,802
Total assets	$1,846,102	$1,859,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$156,399	$120,010
Accrued expenses and other current liabilities	148,889	128,787
Merchandise advances	28,108	30,982
Current portion of long-term debt	134,262	646
Total current liabilities	467,658	280,425
Other long-term liabilities	20,030	18,690
Deferred income taxes	78,885	76,529
Long-term debt	1,427,389	1,561,489
Total liabilities	1,993,962	1,937,133
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,740 and 9,742, respectively, issued and outstanding	97	97
Additional paid-in capital	633,422	632,757
Accumulated deficit	(781,379)	(710,748)
Accumulated other comprehensive loss	—	(173)
Total stockholders’ deficit	(147,860)	(78,067)
Total liabilities and stockholders’ deficit	$1,846,102	$1,859,066

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$496,231	$488,129	$1,510,980	$1,469,982
Cost of goods sold, buying and occupancy	348,869	343,876	1,053,581	1,024,064
Gross profit	147,362	144,253	457,399	445,918
Selling, general and administrative expenses	131,378	143,683	402,998	422,922
Operating income	15,984	570	54,401	22,996
Interest expense	(41,211)	(40,907)	(123,756)	(120,200)
Interest income	3	37	30	202
Loss before income taxes	(25,224)	(40,300)	(69,325)	(97,002)
Income tax expense (benefit)	434	(12,917)	1,306	(32,216)
Net loss	(25,658)	(27,383)	(70,631)	(64,786)
Other comprehensive income, net of income tax	—	111	173	136

Comprehensive loss	$(25,658)	$(27,272)	$(70,458)	$(64,650)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011

Operating activities:
Net loss	$(70,631)	$(64,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,404	77,487
Impairment of property and equipment	559	—
Net (gain) loss on disposal of property and equipment	(2)	4,786
Amortization of deferred financing fees	2,388	2,154
Non-cash interest expense	18,637	—
Stock-based compensation	704	1,319
Deferred income taxes	(103)	(38,219)
Changes in operating assets and liabilities:
Accounts receivable	(1,381)	1,632
Merchandise inventories	(99,370)	(81,817)
Prepaid expenses and other current assets	(3,741)	(2,662)
Other assets, net	(100)	112
Accounts payable	36,389	34,443
Accrued expenses and other current liabilities	1,869	17,432
Merchandise advances	(2,874)	(3,749)
Other long-term liabilities	1,340	2,934
Net cash used in operating activities	(48,912)	(48,934)

Investing activities:
Purchase of property and equipment	(48,781)	(35,086)
Net proceeds from disposal of property and equipment	2,909	3,982
Net cash used in investing activities	(45,872)	(31,104)

Financing activities:
Borrowings on asset-based revolving credit facility	57,000	—
Repayment of asset-based revolving credit facility	(57,000)	—
Repayment of long-term debt	(484)	(480)
Repurchase of common stock	(39)	(286)
Financing fees	(742)	(8,400)
Net cash used in financing activities	(1,265)	(9,166)
Net decrease in cash	(96,049)	(89,204)
Cash at beginning of period	106,036	193,767
Cash at end of period	$9,987	$104,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90,264	$86,560
Income taxes	2,189	1,847

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash	$9,987	$106,036
Accounts receivable, net of allowance for doubtful accounts of $3,324 and $2,979, respectively	46,113	44,732
Merchandise inventories	647,330	547,960
Prepaid expenses and other current assets	27,858	26,093
Deferred income taxes	27,576	29,121
Total current assets	758,864	753,942
Property and equipment, net of accumulated depreciation and amortization of $238,280 and $194,763, respectively	211,770	209,097
Goodwill, net	582,378	582,378
Intangible assets, net of accumulated amortization of $192,954 and $171,259, respectively	298,245	320,140
Other assets, net	16,955	18,192
Total assets	$1,868,212	$1,883,749

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$156,399	$120,010
Accrued expenses and other current liabilities	180,389	171,929
Merchandise advances	28,108	30,982
Current portion of long-term debt	4,478	646
Total current liabilities	369,374	323,567
Other long-term liabilities	20,030	18,690
Deferred income taxes	102,569	117,686
Long-term debt	992,500	996,816
Due to Guitar Center Holdings, Inc.	263,895	303,715
Total liabilities	1,748,368	1,760,474
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	619,812	619,108
Accumulated deficit	(499,968)	(495,660)
Accumulated other comprehensive loss	—	(173)
Total stockholder’s equity	119,844	123,275
Total liabilities and stockholder’s equity	$1,868,212	$1,883,749

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$496,231	$488,129	$1,510,980	$1,469,982
Cost of goods sold, buying and occupancy	348,869	343,876	1,053,581	1,024,064
Gross profit	147,362	144,253	457,399	445,918
Selling, general and administrative expenses	131,378	143,683	402,998	422,644
Operating income	15,984	570	54,401	23,274
Interest expense	(21,217)	(20,914)	(63,776)	(60,222)
Interest income	3	37	30	202
Loss before income taxes	(5,230)	(20,307)	(9,345)	(36,746)
Income tax benefit	(3,192)	(6,548)	(5,037)	(12,361)
Net loss	(2,038)	(13,759)	(4,308)	(24,385)
Other comprehensive income, net of income tax	—	111	173	136

Comprehensive loss	$(2,038)	$(13,648)	$(4,135)	$(24,249)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011

Operating activities:
Net loss	$(4,308)	$(24,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,404	77,487
Impairment of property and equipment	559	—
Net (gain) loss on disposal of property and equipment	(2)	4,786
Amortization of deferred financing fees	2,079	1,846
Non-cash interest expense	404	—
Stock-based compensation	704	1,319
Deferred income taxes	(13,803)	(10,611)
Changes in operating assets and liabilities:
Accounts receivable	(1,381)	1,632
Merchandise inventories	(99,370)	(81,817)
Prepaid expenses and other current assets	(4,632)	(5,645)
Other assets, net	(100)	112
Accounts payable	36,389	34,443
Accrued expenses and other current liabilities	8,460	(7,227)
Merchandise advances	(2,874)	(3,749)
Other long-term liabilities	1,340	2,934
Net cash used in operating activities	(9,131)	(8,875)

Investing activities:
Purchase of property and equipment	(48,781)	(35,086)
Net proceeds from sale of property and equipment	2,909	3,982
Net cash used in investing activities	(45,872)	(31,104)

Financing activities:
Borrowings on asset-based revolving credit facility	57,000	—
Repayment of asset-based revolving credit facility	(57,000)	—
Repayment of long-term debt	(484)	(480)
Financing fees	(742)	(7,499)
Repayment to Guitar Center Holdings, Inc.	(39,820)	(41,246)
Net cash used in financing activities	(41,046)	(49,225)
Net decrease in cash	(96,049)	(89,204)
Cash at beginning of period	106,036	193,767
Cash at end of period	$9,987	$104,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50,483	$46,779
Income taxes	2,189	1,847

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

Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of September 30, 2012, Guitar Center operated 236 Guitar Center stores across the United States, with 151 primary format stores, 77 secondary format stores and 8 tertiary format stores, along with the Guitar Center website.

Our direct response segment is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician’s Friend and other branded websites and catalogs.

Music & Arts specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of September 30, 2012, Music & Arts operated 109 stores in 22 states, along with the Music & Arts website.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Holdings and Guitar Center include the accounts of the respective companies’ wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP.  We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date.  These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012.

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

The revised standards are effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied retrospectively to all periods upon adoption. We adopted the revised standards on January 1, 2012, opting to present components of other comprehensive income in a single continuous statement of comprehensive income or loss.

In July 2012, FASB issued revised standards related to testing indefinite-lived intangible assets for impairment.  The new standards permit an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the revised standards, an entity would only be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on a qualitative assessment, that the intangible asset is more likely than not impaired. The revised standards are intended to reduce costs and simplify impairment testing for indefinite-lived intangible assets.

The revised standards are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We plan to adopt the revised standards for our annual impairment test of indefinite-lived intangible assets performed during the fourth quarter of 2012. We do not expect the adoption of the revised standards to affect our financial statements.

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

Goodwill

The following table presents a summary of goodwill by segment (in thousands):

	Guitar	Direct
	Center	Response	Total
Balance at September 30, 2012 and December 31, 2011
Goodwill	$706,182	$108,929	$815,111
Accumulated impairment losses	(123,804)	(108,929)	(232,733)
	$582,378	$—	$582,378

Other intangible assets

The following tables present a summary of our intangible assets (dollars in thousands, life in years):

		September 30, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(142,294)	82,008
Favorable lease terms	7.5	57,721	(49,999)	7,722
Other	4.5	675	(661)	14
		$491,199	$(192,954)	$298,245

		December 31, 2011
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(125,049)	99,253
Favorable lease terms	7.5	57,721	(45,436)	12,285
Covenants not to compete	4.2	210	(209)	1
Other	4.5	665	(565)	100
		$491,399	$(171,259)	$320,140

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We amortize intangible assets with finite lives over their respective estimated useful lives. We amortize customer relationship intangible assets using an accelerated method based on expected customer attrition rates. Other intangible assets with finite lives are generally amortized using the straight-line method.

Intangible assets with indefinite lives are not amortized. We test indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.

We include amortization of favorable leases in cost of goods sold, buying and occupancy.  We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

Amortization expense is classified in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of goods sold, buying and occupancy	$1,423	$1,800	$4,563	$5,780
Selling, general and administrative expenses	5,776	8,843	17,331	26,553

The future estimated amortization expense related to intangible assets as of September 30, 2012 was as follows (in thousands):

Year

Remainder of 2012	$7,083
2013	22,191
2014	16,350
2015	12,408
2016	9,640
Thereafter	22,072
Total	$89,744

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

We incurred restructuring costs totaling $1.4 million at our corporate segment and $0.5 million at our direct response segment during the nine months ended September 30, 2012. Restructuring costs incurred during the three months ended September 30, 2012 were not significant.

Restructuring costs incurred for each segment during the three and nine months ended September 30, 2011 were as follows (in thousands):

	Three months ended September 30, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$123	$1,459	$149	$1,731
Employee relocation and recruiting costs	—	190	841	1,031
Consulting costs	65	872	148	1,085
Other costs	278	989	334	1,601

Total	$466	$3,510	$1,472	$5,448

	Nine months ended September 30, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$265	$2,819	$1,302	$4,386
Employee relocation and recruiting costs	45	418	896	1,359
Consulting costs	66	932	368	1,366
Other costs	308	1,032	413	1,753

Total	$684	$5,201	$2,979	$8,864

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cumulative restructuring costs incurred for each segment from inception of the restructuring plan through September 30, 2012 were as follows (in thousands):

	Cumulative amount through September 30, 2012
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$190	$4,418	$1,043	$5,651
Employee relocation and recruiting costs	177	433	2,888	3,498
Consulting costs	150	1,546	621	2,317
Other costs	987	2,011	427	3,425

Total	$1,504	$8,408	$4,979	$14,891

Cumulative employee termination costs through September 30, 2012 include retention bonuses of $4.4 million and severance payments of $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

Restructuring and exit activity costs are included in selling, general and administrative expenses in our condensed consolidated statements of comprehensive loss.  The restructuring plan did not result in any impairment of property and equipment in 2011 or 2012.

The following table summarizes our restructuring accrual activity for the nine months ended September 30, 2012, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2011	$3,926
Charges	244
Cash payments	(4,170)
Balance at September 30, 2012	$—

Accrued termination costs as of December 31, 2011 are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

As of September 30, 2012 the restructuring plan was complete and we do not expect to incur additional restructuring costs.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.     Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	216	700
Senior unsecured notes	375,000	375,000
	996,978	997,462
Less current portion	4,478	646
Guitar Center long-term debt, net of current portion	992,500	996,816

Holdings
Senior unsecured PIK notes	564,673	564,673
Less current portion	129,784	—
Holdings long-term debt, net of current portion	434,889	564,673

Holdings consolidated long-term debt, net of current portion	$1,427,389	$1,561,489

Guitar Center long-term debt as of September 30, 2012 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million and no amounts drawn, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million, (3) a senior unsecured loan facility, referred to as the senior notes, with an aggregate principal amount of $375 million.

Holdings long-term debt as of September 30, 2012 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

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

Senior PIK notes interest reinvestment elections

For interest payments due between April 2011 and October 2012 on the senior PIK notes, we had the option to pay 50% of the interest due by issuing additional Guitar Center senior notes. For periods after October 2012, interest on the senior PIK notes is payable only in cash.

We did not elect to reinvest any part of the April 2011 or October 2011 interest payments on the senior PIK notes.

In the fourth quarter of 2011 we elected to reinvest 50% of the interest payment due in April 2012. However, we were given the option to re-evaluate the election during the first quarter of 2012 and subsequently elected to make the entire interest payment in cash.

We elected to cause the holders of our senior PIK notes to reinvest 50% of the October 2012 interest payment on the senior PIK notes in additional senior notes of a like amount.

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

For information about dividend restrictions among Holdings, Guitar Center and its guarantor subsidiaries, see Note 5 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012.

As of September 30, 2012, we were in compliance with all of our debt covenants.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future maturities

Future maturities and expected payments of long-term debt as of September 30, 2012 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of 2012	$162	$—	$162
2013 (1)	5,941	129,784	135,725
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	963,561	—	963,561
Thereafter	—	434,889	434,889
	$996,978	$564,673	$1,561,651

(1)         We anticipate making a one-time principal payment on the senior PIK notes in April 2013. We estimate this payment will be $129.8 million, which is the amount of previously capitalized PIK interest required to be paid to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This amount is included in current portion of long-term debt in Holdings’ condensed consolidated balance sheet as of September 30, 2012. The remaining unpaid balance of the senior PIK notes will mature in April 2018.

Deferred financing fees

Amortization of deferred financing fees included in interest expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Holdings	$802	$742	$2,388	$2,154
Guitar Center	699	639	2,079	1,846

Unamortized deferred financing fees included in other assets in our condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2012	December 31, 2011
Holdings	$13,877	$15,524
Guitar Center	11,576	12,913

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

The direct response segment sells products through direct mail catalogs and online.  For the direct response segment, operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing and fulfillment costs.

The Music & Arts segment specializes in band instruments for sale and rental, serving students, teachers, band directors and college professors. For the Music & Arts segment, operating costs primarily consist of labor, depreciation and store occupancy costs.

Corporate is a non-operating segment, consisting of centralized management, general and administrative functions and unallocated costs of our shared service operations. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in the evaluation of segment results.

For the period, our chief operating decision makers included our chief executive officer and chief financial officer serving at that time.  Our chief operating decision makers evaluate segment performance based primarily on net sales and adjusted EBITDA.  Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements.  Management views adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis.  Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in our asset-based credit facility and term loan.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for our reporting segments (in thousands):

	Three months ended September 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$366,564	$50,077	$79,590	$—	$496,231
Gross profit	103,320	19,564	24,034	444	147,362
Selling, general and administrative expenses	84,601	18,481	20,674	7,622	131,378
Operating income (loss)	18,719	1,083	3,360	(7,178)	15,984
Depreciation and amortization	16,728	1,132	3,788	1,019	22,667
Adjusted EBITDA	36,793	2,275	7,304	(3,793)	42,579
Capital expenditures	9,736	1,425	1,885	3,270	16,316

	Three months ended September 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$358,610	$44,699	$84,820	$—	$488,129
Gross profit	102,713	18,625	22,915	—	144,253
Selling, general and administrative expenses	89,000	17,739	27,813	9,131	143,683
Operating income (loss)	13,713	886	(4,898)	(9,131)	570
Depreciation and amortization	18,867	1,007	5,957	670	26,501
Adjusted EBITDA	35,050	2,176	4,121	(4,229)	37,118
Capital expenditures	6,690	982	1,835	3,934	13,441

	Nine months ended September 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,125,599	$135,865	$249,516	$—	$1,510,980
Gross profit	324,327	62,126	70,844	102	457,399
Selling, general and administrative expenses	261,027	51,989	70,549	19,433	402,998
Operating income (loss)	63,300	10,137	295	(19,331)	54,401
Depreciation and amortization	49,467	3,357	11,820	2,760	67,404
Adjusted EBITDA	116,869	14,089	12,994	(9,073)	134,879
Capital expenditures	28,487	4,319	6,022	9,953	48,781
Total assets
Holdings	1,462,007	121,588	186,509	75,998	1,846,102
Guitar Center	1,462,007	121,588	186,509	98,108	1,868,212

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine months ended September 30, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,075,136	$126,897	$267,949	$—	$1,469,982
Gross profit	310,443	60,264	75,211	—	445,918
Selling, general and administrative expenses	258,094	50,693	83,204	30,931	422,922
Operating income (loss)	52,349	9,571	(7,993)	(30,931)	22,996
Depreciation and amortization	55,883	3,148	16,413	2,043	77,487
Adjusted EBITDA	112,897	13,261	13,181	(13,711)	125,628
Capital expenditures	16,589	2,998	6,254	9,245	35,086
Total assets
Holdings	1,492,607	114,151	335,344	126,694	2,068,796
Guitar Center	1,492,607	114,151	335,344	123,472	2,065,574

Segment operating results of Guitar Center are the same as for Holdings, except that in the nine months ended September 30, 2011, selling, general and administrative expenses of $0.3 million related to the amendments and extension of our long-term debt were incurred at the corporate segment at Holdings and were not allocated to Guitar Center.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a reconciliation of adjusted EBITDA to consolidated loss before income taxes (in thousands):

Holdings

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Adjusted EBITDA
Guitar Center	$36,793	$35,050	$116,869	$112,897
Music & Arts	2,275	2,176	14,089	13,261
Direct response	7,304	4,121	12,994	13,181
Corporate	(3,793)	(4,229)	(9,073)	(13,711)
	42,579	37,118	134,879	125,628

Depreciation and amortization expense	22,667	26,501	67,404	77,487
Interest expense, net	41,208	40,870	123,726	119,998
Non-cash charges	525	820	2,215	2,485
Non-recurring charges	—	635	—	5,252
Impairment charges	559	—	559	—
Other adjustments	2,844	8,592	10,300	17,408

Consolidated loss before income taxes	$(25,224)	$(40,300)	$(69,325)	$(97,002)

Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Adjusted EBITDA
Guitar Center	$36,793	$35,050	$116,869	$112,897
Music & Arts	2,275	2,176	14,089	13,261
Direct response	7,304	4,121	12,994	13,181
Corporate	(3,793)	(4,229)	(9,073)	(13,711)
	42,579	37,118	134,879	125,628

Depreciation and amortization expense	22,667	26,501	67,404	77,487
Interest expense, net	21,214	20,877	63,746	60,020
Non-cash charges	525	820	2,215	2,485
Non-recurring charges	—	635	—	5,252
Impairment charges	559	—	559	—
Other adjustments	2,844	8,592	10,300	17,130

Consolidated loss before income taxes	$(5,230)	$(20,307)	$(9,345)	$(36,746)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Adjustments in the calculation of adjusted EBITDA include the following:

•                  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Non-recurring charges for the three and nine months ended September 30, 2011 consist of losses realized on the sale of our corporate aircraft.

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital, LLC, an affiliate of the majority stockholders.

Restructuring charges included in other adjustments were $0.2 million for the three months ended September 30, 2012 and $5.4 million for the three months ended September 30, 2011.

Restructuring charges included in other adjustments were $1.9 million for the nine months ended September 30, 2012 and $8.9 million for the nine months ended September 30, 2011.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Three and nine months ended September 30, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
Specific-store leasehold improvements	$—	$—	$195	$195	$559

	Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Direct response goodwill, net of accumulated impairment losses	$—	$—	$—	$—	$107,026
Direct response trademarks and trade names	—	—	11,500	11,500	32,500
Direct response customer relationship intangible asset	—	—	6,800	6,800	13,461
Specific-store leasehold improvements	—	—	745	745	1,294

We estimate the fair value of specific-store leasehold improvements using an income-based approach, considering the cash flows expected over the remaining lease term for each location.  The income-based approach uses unobservable inputs, including projected free cash flow and internal cost of capital and accordingly these fair value measurements have been classified as Level 3 in the fair value hierarchy.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present quantitative information about Level 3 inputs used in our fair value measurements:

Fair Value Measurement	Fair Value at September 30, 2012 (in thousands)	Valuation technique	Unobservable input	Range
Specific-store leasehold improvements	$195	Discounted cash flow	Weighted-average cost of capital	9.8%
			Long-term revenue growth rate	3.0%

Fair Value Measurement	Fair Value at December 31, 2011 (in thousands)	Valuation technique(s)	Unobservable input	Range
Direct response trademarks and trade names	$11,500	Discounted cash flow	Weighted-average cost of capital	16.5%
			Long-term revenue growth rate	1.0%
			Royalty rates	0.5% - 1.5%
Direct response customer relationship intangible asset	6,800	Discounted cash flow	Weighted-average cost of capital	17.5%
			Customer attrition rate	59.9% - 25.0%
Specific-store leasehold improvements	745	Discounted cash flow	Weighted-average cost of capital	10.9%
			Long-term revenue growth rate	3.0%

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Guitar Center
Senior secured term loan	$621,762	$595,337	$621,762	$545,596
Senior unsecured notes	375,000	409,771	375,000	394,542
Capital lease obligations	216	216	700	700
Total Guitar Center	996,978	1,005,324	997,462	940,838

Holdings
Senior unsecured PIK notes	564,673	616,894	564,673	609,312

Holdings consolidated	$1,561,651	$1,622,218	$1,562,135	$1,550,150

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

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012.  On August 20, 2012, the court dismissed, with prejudice, plaintiffs’ Sherman Act claim for failure to plead an antitrust conspiracy.  On September 9, 2012, defendants filed a motion to alter or amend the judgment, requesting that the court amend the judgment to include the dismissal of plaintiffs’ state-law claims.  This motion is pending.  With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. We are not currently able to estimate a probable outcome or range of loss in this matter.

On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. Mediation was held on May 17, 2012.  The matter did not settle. On September 6, 2012, a Second Amended Complaint was filed, incorporating the allegations of a parallel wage and hour matter, Gomez vs. Guitar Center Stores, Inc., which was subsequently dismissed. Discovery continues. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

In addition to the matters described above, we are involved in various claims and legal actions in the normal course of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management’s opinion that, after consultation with counsel and a review of the facts, a material loss with respect to our financial position, results of operations and cash flows is not probable from such currently pending normal course of business litigation matters.

8.   Subsequent Events

We have evaluated events and transactions subsequent to September 30, 2012 for disclosure or recognition through the issuance date of the interim financial statements.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report and management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011.

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

As of November 6, 2012, our wholly-owned retail subsidiary operated 238 Guitar Center stores in 44 states and 109 Music & Arts stores in 22 states. Our Guitar Center stores consisted of 152 primary format stores, 77 secondary format stores and 9 tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and are approximately 5,000 square feet.

Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include sales originated from our  Guitar Center website. We do not exclude relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report are based on this calculation methodology.

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

During the nine months ended September 30, 2012, we incurred a total of $1.9 million in restructuring costs, of which $1.1 million related to employee relocation and recruiting expenses.  During the first nine months of 2012, we also paid $4.2 million to terminated personnel for accrued retention bonuses and severance payments. See Note 3 in the combined notes to condensed consolidated financial statements included in Part I of this quarterly report for a summary of accruals, payments and adjustments of accrued employee termination costs. Restructuring costs incurred during the third quarter of 2012 were not significant.

The cumulative total cost for this restructuring activity was $14.9 million, which was incurred between the second quarter of 2011 and the third quarter of 2012. Cumulative employee termination costs through September 30, 2012 were $5.7 million, which includes severance payments totaling $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring. Cumulative other transition costs, including employee relocation assistance, employee recruiting, incremental travel expenses, consulting and other similar costs totaled $9.2 million through September 30, 2012.

Results of operations

The following tables present the components of net loss, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.7	29.6	30.3	30.3
Selling, general and administrative expenses	26.5	29.4	26.7	28.8
Operating income	3.2	0.1	3.6	1.6
Interest expense, net	8.3	8.4	8.2	8.2
Loss before income taxes	(5.1)	(8.3)	(4.6)	(6.6)
Income tax expense (benefit)	0.1	(2.6)	0.1	(2.2)
Net loss	(5.2)%	(5.6)%	(4.7)%	(4.4)%

Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.7	29.6	30.3	30.3
Selling, general and administrative expenses	26.5	29.4	26.7	28.8
Operating income	3.2	0.1	3.6	1.6
Interest expense, net	4.3	4.3	4.2	4.1
Loss before income taxes	(1.1)	(4.2)	(0.6)	(2.5)
Income tax benefit	(0.6)	(1.3)	(0.3)	(0.8)
Net loss	(0.4)%	(2.8)%	(0.3)%	(1.7)%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net sales

Consolidated net sales for the third quarter of 2012 increased 1.7% to $496.2 million, compared to $488.1 million for the third quarter of 2011.

Net sales from our Guitar Center segment for the third quarter of 2012 increased 2.2% to $366.6 million, compared to $358.6 million for the third quarter of 2011. Non-comparable stores contributed $12.6 million incremental net sales for the quarter, which were partially offset by a comparable store sales decrease of 0.6%, or $2.0 million. Net sales from our Guitar Center online operations decreased 13.0%, or $2.7 million, compared to the third quarter of 2011. The decrease in comparable store sales was primarily due to a 2.0% decrease in the average number of items sold per transaction. Online sales were negatively affected by lower average order values, without the benefit of increased order volume that we experienced earlier in the year.

Net sales from our direct response segment for the third quarter of 2012 decreased 6.2% to $79.6 million, compared to $84.8 million for the third quarter of 2011. The decrease was primarily due to an 8.6% decline in order count, partially offset by a 3.2% increase in average order size. The competitive landscape in e-commerce continues to affect the net sales of our direct response segment. We expect competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the third quarter of 2012 increased 12.0% to $50.1 million, compared to $44.7 million for the third quarter of 2011. The increase was primarily due to successful efforts to increase sales to school districts.

Gross profit

Consolidated gross profit for the third quarter of 2012 increased 2.2% to $147.4 million, compared to $144.3 million for the third quarter of 2011.  Gross profit margin for the third quarter of 2012 increased to 29.7% from 29.6% for the third quarter of 2011.

Gross profit margin for our Guitar Center segment was 28.2% for the third quarter of 2012, compared to 28.6% for the third quarter of 2011. The decrease was primarily due to higher occupancy costs of 0.4% resulting from higher rent costs at newer stores.

Gross profit margin for our direct response segment was 30.2% for the third quarter of 2012, compared to 27.0% for the third quarter of 2011. The increase was primarily due to higher selling margin of 2.1% and lower freight costs of 1.1%. Selling margin increased primarily due to sales mix and pricing. Freight costs decreased primarily due to a one time shipping rate refund.

Gross profit margin for our Music & Arts segment was 39.1% for the third quarter of 2012, compared to 41.7% for the third quarter of 2011. The decrease was primarily due to lower selling margin of 3.4%, partially offset by lower occupancy costs of 0.5%. Selling margin decreased primarily due to a shift in sales mix with increased sales to school districts at lower margins than rental and retail sales. Occupancy costs decreased due to leveraging of higher net sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the third quarter of 2012 decreased 8.6% to $131.4 million, compared to $143.7 million for the third quarter of 2011. As a percentage of net sales, selling, general and administrative expenses for the third quarter of 2012 were 26.5%, compared to 29.4% for the third quarter of 2011. In addition to lower selling, general and administrative expenses at our Guitar Center and direct response segments during the third quarter of 2012, unallocated restructuring costs at our corporate segment decreased $1.5 million compared to the third quarter of 2011 as a result of our restructuring plan being substantially completed during the first half of 2012.

Selling, general and administrative expenses for our Guitar Center segment for the third quarter of 2012 were 23.1% of segment net sales, compared to 24.8% for the third quarter of 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.7%, lower advertising expense of 0.5%, lower group medical expense of 0.4% and lower credit card expense of 0.2%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Advertising expense decreased primarily due to reduced spending on mass media and digital advertising tactics. Group medical expense decreased due to lower claims costs and modifications to our self-insured plan that became effective at the beginning of the third quarter of 2012. Credit card expense decreased due to legislation that reduced processing fees on debit card purchases.

Selling, general and administrative expenses for our direct response segment for the third quarter of 2012 were 26.0% of segment net sales, compared to 32.8% for the third quarter of 2011. The decrease was primarily due to lower restructuring costs of 4.1%, lower depreciation and amortization expense of 2.3% and lower group medical expense of 1.2%. Restructuring costs decreased as a result of our restructuring plan being substantially completed during the first half of 2012 and severance payments, retention bonuses and other restructuring costs incurred during the third quarter of 2011 were not incurred during the third quarter of 2012. Depreciation and amortization expense decreased primarily due to impairment of the segment’s customer relationship intangible assets in the fourth quarter of 2011. Group medical expense decreased due to lower claims costs and modifications to our self-insured plan that became effective at the beginning of the third quarter of 2012.

Selling, general and administrative expenses for our Music & Arts segment for the third quarter of 2012 were 36.9% of segment net sales, compared to 39.7% for the third quarter of 2011. The decrease was primarily due to lower compensation expense of 2.2%, resulting from leveraging of higher net sales.

Operating income

Consolidated operating income for the third quarter of 2012 increased to $16.0 million from $0.6 million for the third quarter of 2011. As a percentage of net sales, consolidated operating income for the third quarter of 2012 increased to 3.2% from 0.1% for the third quarter of 2011.

Interest expense - Holdings

Net interest expense for Holdings for the third quarter of 2012 increased 0.8% to $41.2 million, compared to $40.9 million for the third quarter of 2011. The increase was primarily due to an increase in the LIBOR index rate on our floating-rate term loan.

Interest expense - Guitar Center

Net interest expense for Guitar Center for the third quarter of 2012 increased 1.6% to $21.2 million, compared to $20.9 million for the third quarter of 2011. The increase was primarily due to an increase in the LIBOR index rate on our floating-rate term loan.

Income tax expense (benefit) - Holdings

Income tax expense for Holdings for the third quarter of 2012 was $0.4 million, compared to $12.9 million benefit for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was -1.7%, compared to 32.1% for the third quarter of 2011.

The negative effective tax rate in 2012 was primarily due to a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be fully realized. Consequently, we do not recognize income tax benefits for our consolidated loss before income taxes.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the third quarter of 2012 was $3.2 million, compared to $6.5 million for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was 61.0%, compared to 32.3% for the third quarter of 2011.

The increase in the effective tax rate for 2012 was primarily due to higher taxable income projected for our 2012 tax year relative to our consolidated loss before income taxes and an increase in our state income tax rates.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net sales

Consolidated net sales for the nine months ended September 30, 2012 increased 2.8% to $1.511 billion, compared to $1.470 billion for the same period in 2011.

Net sales from our Guitar Center segment for the nine months ended September 30, 2012 increased 4.7% to $1.126 billion, compared to $1.075 billion for the same period in 2011.  Non-comparable stores contributed $33.4 million incremental net sales in the first nine months of 2012. Comparable retail store sales increased 1.7%, or $17.4 million, compared to the same period in 2011. Guitar Center online sales decreased $0.3 million. The increase in comparable store sales was primarily due to a 1.7% increase in the number of transactions, resulting from improved sales conversion rates at our stores.

Net sales from our direct response segment for the nine months ended September 30, 2012 decreased 6.9% to $249.5 million, compared to $267.9 million for the same period in 2011. The decrease in sales was primarily due to a 4.5% decline in order count and a 1.9% decline in average order size resulting from fewer items sold per order. The competitive landscape in e-commerce continues to affect the net sales of our direct response segment. We expect competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the nine months ended September 30, 2012 increased 7.1% to $135.9 million, compared to $127.0 million for the same period in 2011.

Gross profit

Consolidated gross profit for the nine months ended September 30, 2012 increased 2.6% to $457.4 million, compared to $445.9 million for the same period in 2011.  Gross profit margin was 30.3% for the first nine months of 2012 and 2011.

Gross profit margin for our Guitar Center segment was 28.8% for the nine months ended September 30, 2012, compared to 28.9% for the same period in 2011. The decrease was primarily due to lower selling margin as a result of sales mix and pricing.

Gross profit margin our direct response segment was 28.4% for the nine months ended September 30, 2012, compared to 28.1% for the same period in 2011. The increase was primarily due to lower shrink costs of 0.2%, resulting from changes to internal procedures that have improved merchandise recovery rates on customer returns.

Gross profit margin for our Music & Arts segment was 45.7% for the nine months ended September 30, 2012, compared to 47.5% for the same period in 2011. The decrease was primarily due to lower selling margin of 2.0%, partially offset by a decrease in occupancy costs of 0.2%. Selling margin decreased primarily due to a shift in sales mix with increased sales to school districts at lower margins than rental and retail sales. Occupancy costs decreased due to leveraging of higher net sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses of Holdings for the nine months ended September 30, 2012 decreased 4.7% to $403.0 million, compared to $422.9 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expenses for the first nine months of 2012 were 26.7%, compared to 28.8% for the same period in 2011. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2012 decreased in part due to a $5.3 million loss recognized in 2011 upon classifying our corporate aircraft as available for sale that did not re-occur in 2012 and a $1.8 million decrease in unallocated restructuring costs at our corporate segment.

Consolidated selling, general and administrative expenses of Guitar Center for the nine months ended September 30, 2011 do not include expenses totaling $0.3 million related to the amendments and extension of Holdings’ long-term debt that were not allocated to Guitar Center.

Selling, general and administrative expenses for our Guitar Center segment for the nine months ended September 30, 2012 were 23.2% of segment net sales, compared to 24.0% for the same period in 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.6%, lower compensation expense of 0.3% and lower credit card expense of 0.2%, partially offset by higher advertising expense of 0.1%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Compensation expense decreased due to leveraging fixed salaries on higher net sales and efficient labor management at our stores. Credit card expense decreased due to legislation that reduced processing fees on debit card purchases. Advertising expense increased due to greater use of television and digital advertising compared to 2011.

Selling, general and administrative expenses for our direct response segment for the nine months ended September 30, 2012 were 28.3% of segment net sales, compared to 31.1% for the same period in 2011. The decrease was primarily due to lower restructuring costs of 1.7% and lower depreciation and amortization expense of 1.4%. Restructuring costs decreased as a result of our reorganization plan being substantially completed during the first half of 2012. Depreciation and amortization expense decreased due to impairment of the segment’s customer relationship intangible assets in the fourth quarter of 2011.

Selling, general and administrative expenses for our Music & Arts segment for the nine months ended September 30, 2012 were 38.3% of segment net sales, compared to 39.9% for the same period in 2011. The decrease was primarily due to lower compensation expense of 1.2% and lower general insurance expense of 0.3%. Compensation expense decreased due to leveraging of higher net sales. General insurance expense decreased due to an increase to actuarial loss reserves for workers compensation claims in 2011 that did not re-occur in 2012.

Operating income

Consolidated operating income for Holdings for the nine months ended September 30, 2012 increased to $54.4 million from $23.0 million for the same period in 2011. As a percentage of net sales, consolidated operating income for the first nine months of 2012 increased to 3.6%, compared to 1.6% for the same period in 2011.

Interest expense - Holdings

Net interest expense for Holdings for the nine months ended September 30, 2012 increased 3.1% to $123.7 million, compared to $120.0 million for the same period in 2011. Approximately $2.3 million of the increase was due to the amendment and extension of the floating-rate term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Approximately $0.7 million of the increase was due to an increase in the LIBOR index rate on the term loan facility.

Interest expense - Guitar Center

Net interest expense for Guitar Center for the nine months ended September 30, 2012 increased 6.2% to $63.7 million, compared to $60.0 million for the same period in 2011. Approximately $2.3 million of the increase was due to the amendment and extension of the floating-rate term loan facility at the end of the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Approximately $0.7 million of the increase was due to an increase in the LIBOR index rate on the term loan facility.

Income tax expense (benefit) - Holdings

Income tax expense for Holdings for the nine months ended September 30, 2012 was $1.3 million, compared to $32.2 million benefit for the same period in 2011. The effective tax rate was -1.9% for the first three quarters of 2012, compared to 33.2% for the same period in 2011.

The negative effective tax rate in 2012 was primarily due to a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of these operating losses will not be fully realized. Consequently, we do not recognize income tax benefits for our consolidated loss before income taxes.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the nine months ended September 30, 2012 was $5.0 million, compared to $12.4 million for the same period in 2011. The effective tax rate for the first nine months of 2012 was 53.9% compared to 33.6% for the same period in 2011.

The increase in the effective tax rate for 2012 was primarily due to higher taxable income projected for our 2012 tax year relative to our consolidated loss before income taxes and an increase in our state income tax rates.

Liquidity and capital resources

Our principal sources of cash are cash from our retail and e-commerce businesses and available borrowing capacity under our asset-based revolving credit facility. Our principal uses of cash typically include the financing of working capital, capital expenditures and payments on our indebtedness.

During the nine months ended September 30, 2012, cash used in operating activities totaled $48.9 million for Holdings and $9.1 million for Guitar Center, which was provided by available cash balances at the beginning of the year.

Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of September 30, 2012, the borrowing base was $353.6 million, which supported $8.5 million of outstanding letters of credit and $345.1 million of availability.

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

Cash flows

Operating activities

Holdings’ net cash used in operating activities was $48.9 million for the nine months ended September 30, 2012. Cash provided by operating income was offset by increases in working capital. Significant uses of cash during the period include an increase of $99.4 million in merchandise inventories. The increase in merchandise inventories is due to a combination of new Guitar Center stores opened during the year, increased purchasing to take advantage of vendor pricing incentives and lower than expected sales during the third quarter. The increase in merchandise inventories is partially offset by an increase in accounts payable due to the timing of inventory receiving for fourth quarter sales and payment. Cash paid for interest was $90.3 million for the nine months ended September 30, 2012.

Holdings’ net cash used in operating activities was $48.9 million for the nine months ended September 30, 2011. Cash provided by operating income was offset by increases in working capital. Significant uses of cash during the period include an increase of $81.8 million in merchandise inventories, due to a planned increase in purchasing to support new store growth and an increase in proprietary inventory levels and to take advantage of favorable vendor pricing. Cash paid for interest was $86.6 million for the nine months ended September 30, 2011.

Guitar Center’s net cash used in operating activities was $9.1 million for the nine months ended September 30, 2012, compared to $8.9 million for the same period in 2011.  The difference between Holdings and Guitar Center operating cash flow represents payment of interest on Holdings’ long-term debt. Interest payments on Guitar Center’s long-term debt were $50.5 million for the nine months ended September 30, 2012 and $46.8 million for the same period in 2011.

Investing activities

Holdings’ and Guitar Center’s cash used in investing activities primarily relates to capital expenditures. Holdings’ and Guitar Center’s net cash used in investing activities was $45.9 million for the nine months ended September 30, 2012, compared to $31.1 million for the same period in 2011.

Capital expenditures for the nine months ended September 30, 2012 included $18.2 million related to new Guitar Center stores. Net proceeds from sales of property and equipment during the nine months ended September 30, 2012 included $2.8 million received on the sale of our Medford office building.

Capital expenditures for the nine months ended September 30, 2011 included $17.1 million investment in technology development and purchases, $11.3 million related to new Guitar Center stores and $2.6 million to remodel or refurbish existing Guitar Center and Music & Arts stores. Net proceeds from sales of property and equipment during the nine months ended September 30, 2011 included $3.2 million received on the sale of our corporate aircraft.

 Financing activities

Holdings’ cash used in financing activities was $1.3 million for the nine months ended September 30, 2012, compared to $9.2 million for the same period in 2011. Cash used in financing activities was primarily related to the payment of fees to our lenders in connection with amendments of the terms and extension of maturity dates for our long-term debt. In 2012, we obtained extended commitments on our asset-based credit facility; in 2011, we amended the terms and extended the maturity dates on the asset-based credit facility, term loan, senior notes and senior PIK notes.

Guitar Center’s cash used in financing activities was $41.0 million for the nine months ended September 30, 2012, compared to $49.2 million for the same period in 2011. Guitar Center made distributions of $39.8 million to Holdings in the first nine months of 2012 and $41.2 million in the first nine months of 2011, primarily to fund payment of interest on the senior PIK notes. Cash paid for financing fees was related to the payment of fees to our lenders in connection with amendments of the terms and extension of maturity dates for Guitar Center’s long-term debt.

Capital Expenditure Requirements

We opened 12 new Guitar Center stores during the first nine months of 2012, comprised of five primary format locations, three secondary format locations and four tertiary format locations. We opened two new stores during October 2012 and plan to open two more stores by the end of 2012.  We also plan to open new stores at a rate of 10 to 20 stores per year going forward, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

Our costs for capital improvements for stores opened in 2012 have averaged approximately $1.6 million for each primary format store and $1.1 million for each secondary format store. These costs generally consist of leasehold improvements, fixtures and equipment. Additionally, our new primary stores generally require between $1.0 million and $1.6 million of gross inventory and secondary stores require between $0.9 million to $1.2 million of gross inventory upon store opening.

For 2012, we expect our total capital expenditures to be between $60 million and $70 million. This amount is comprised primarily of investment in information technology and build-out, new store growth and renovation and relocation costs for existing Guitar Center stores.

Debt

Holdings’ consolidated outstanding long-term debt as of September 30, 2012 consisted of a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of September 30, 2012 was $1.561 billion.

Guitar Center’s outstanding long-term debt as of September 30, 2012 consisted of a senior secured term loan and the senior notes. The aggregate outstanding principal balance on this debt as of September 30, 2012 was $997 million.

We also have an asset-based revolving credit facility with a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of September 30, 2012, we had no outstanding borrowings on this credit facility. During the first nine months of 2012, our weighted-average daily balance on the asset-based facility was $0.6 million.

We expect cash payments for interest and fees on our long-term debt will be between $143 million and $164 million per year through 2015. These amounts include estimated interest payments on our projections of amounts drawn on the asset-based facility. The majority of our long-term debt matures in 2017 and 2018.

Senior PIK note redemption

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

Including the principal payment on our senior PIK notes that we expect to make in April 2013, scheduled maturities and principal payments on our long-term debt for the years 2012 through 2016 total $163.2 million. The remaining maturities, totaling $1.398 billion, occur in 2017 and 2018.  Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

Senior PIK notes interest reinvestment elections

With respect to interest payments on the senior PIK notes, we were permitted to require the note holders to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued senior notes, provided a secured net leverage ratio of 8.5x is maintained.

On October 15, 2012, we caused the holders of the senior PIK notes to reinvest 50% of the interest payment on the senior PIK notes in Guitar Center senior notes in the amount of $19.9 million. The Guitar Center senior notes bear interest at a rate of 11.5% per annum and mature in 2017. The terms and covenants of the new senior PIK notes are equivalent to the terms and covenants of the Guitar Center, Inc. senior notes.

We did not require the holders of the senior PIK notes to reinvest any of the interest payments due between April 2011 and April 2012.

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

Covenants

See our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012, for a summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes.

As of September 30, 2012, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of September 30, 2012 that does not exceed 3.5x. As of September 30, 2012, our consolidated secured net leverage ratio was 3.0x.

Contractual obligations and commercial commitments

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

We paid a premium of $0.8 million to enter into the cap agreements, with an initial aggregate notional value of $500 million that amortizes by $50 million per year, which began in 2009.  The individual cap agreements are in the initial notional amounts of $200 million, which matures on December 31, 2012, and $300 million, which matures on January 31, 2013.  As of September 30, 2012, the cap agreements had a combined notional amount of $315 million. The interest rate caps are not designated as hedges of interest rate risk and changes in fair value of the cap agreements are recognized in interest expense. We do not expect the financial impact of the cap agreements to be material during the remainder of their terms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first nine months of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

For information on legal proceedings, see Note 7 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.               Risk Factors

Other than as set forth below, our risk factors as of September 30, 2012 have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012.

We are dependent upon the services of our senior management team, and the failure to attract and retain such individuals could adversely affect our operations

We are dependent on the services, abilities and experience of our executive officers.  The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

 We have recently experienced a significant change in our executive leadership.  On October 29, 2012, we announced the resignation of our Chief Executive Officer, Gregory Trojan, effective on or around November 23, 2012.  Mr. Trojan will remain with us until that time to provide transition assistance, but stepped down as Chief Executive Officer effective on October 29, 2012.  Our inability to identify, hire and subsequently integrate a new Chief Executive Officer could lead to the departure of other key personnel and could adversely impact our business, financial condition and results of operations.

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

Date: November 13, 2012	GUITAR CENTER, INC.

	By:	/s/ ERICK MASON
Member of the Office of the Chief Executive (Principal Executive Officer)
	By:	/s/ TIM MARTIN
Tim Martin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2012	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ ERICK MASON
Vice President and Assistant Secretary (Principal Executive Officer)
	By:	/s/ TIM MARTIN
Tim Martin
Vice President and Assistant Secretary (Principal Financial and Accounting Officer)