Form 10-K
period 2012-12-31
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2013-03-26
CIK 1021113, 1427553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-175270-07

GUITAR CENTER HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0843262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Commission File Number 000-22207

GUITAR CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4600862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Guitar Center Holdings, Inc. (“Holdings”)	None
Guitar Center, Inc. (“Guitar Center”)	None

Securities registered pursuant to Section 12(g) of the Act:

Holdings	None
Guitar Center	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Holdings	YES ☐ NO ☒
Guitar Center	YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Holdings	YES ☒ NO ☐
Guitar Center	YES ☒ NO ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of June 30, 2012, there was no established public trading market for any of the common stock of Holdings or Guitar Center.

As of March 15, 2013, there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of March 15, 2013, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

*The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but are not required to file such reports under such sections.

Documents Incorporated by Reference:  None

Explanatory Note

This Annual Report on Form 10-K is a combined annual report being filed by Guitar Center, Inc. (“Guitar Center”) and Guitar Center Holdings, Inc. (“Holdings”).  Guitar Center is a direct, wholly-owned subsidiary of Holdings.  Each of Guitar Center and Holdings is filing on its own behalf all of the information contained in this annual report that relates to such company.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this annual report.  Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided.  In addition, separate consolidated financial statements for each company are included in this annual report.

Part I

Item 1. Business

The following discussion, as well as other portions of this annual report, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “estimate,” “expect,” “believe,” “intend,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and forecasts of effective tax rates. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, and particularly in “Risk Factors.”

Unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “the Company,” “Guitar Center,” “our” and other similar terms refer to the business of Guitar Center, Inc. and its consolidated subsidiaries, and the term “Holdings” refers to Guitar Center Holdings, Inc. and its subsidiaries. With respect to information regarding the terms of our 11.50% senior notes due 2017 (the “senior notes”), the term “Guitar Center” refers only to Guitar Center, Inc. and not to any of its subsidiaries.  With respect to information regarding the terms of our 14.09% senior PIK notes due 2018 (the “senior PIK notes” and, together with the senior notes, the “notes”), “Holdings” refers only to Guitar Center Holdings, Inc. and not to any of its subsidiaries.

Overview

Introduction

We are the leading retailer of music products in the United States. We operate three business units under our Guitar Center, direct response and Music & Arts brands. Our Guitar Center brand offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and a limited number of rehearsal and lesson services. Our direct response brands offer catalog and online sales of a broad selection of music products under various brand names, including Musician’s Friend, Music123 and Woodwind & Brasswind. Our Music & Arts brand offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center stores.

Our Guitar Center and Music & Arts brands are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary.  Our direct response segment is comprised primarily of the online operations of our Musician’s Friend, Inc., Music123, Inc. and Woodwind & Brasswind, Inc. subsidiaries.  Beginning in 2012, our GTRC Services, Inc. subsidiary began providing shared support services for all our brands, including distribution and fulfillment centers, contact centers and technology services. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of our operating subsidiaries.

Guitar Center Holdings, Inc. is Guitar Center’s parent company and has no material assets or operations other than its ownership of Guitar Center, Inc. and related debt and equity financing activities.

On October 9, 2007, Holdings, a company controlled by an affiliate of Bain Capital Partners, LLC (“Bain Capital”), acquired Guitar Center in a transaction having an aggregate value of approximately $2.1 billion, excluding fees and expenses. The acquisition was effected through the merger of VH MergerSub, Inc. (“Merger Sub”), a wholly owned subsidiary of Holdings, with and into Guitar Center, which was the surviving corporation. Immediately following the merger, Guitar Center became a wholly owned direct subsidiary of Holdings.

Holdings is owned by investment funds associated with Bain Capital, a co-investor and certain members of our senior management (the “management investors”), to whom we refer collectively as the “equity investors.”

The acquisition resulted in the occurrence of the following events, which we refer to collectively as the “Transactions”:

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

Guitar Center

Our Guitar Center stores offer an interactive, hands-on shopping experience with an emphasis on customer service and a broad selection of brand-name, high quality products at competitive prices. We believe we create an entertaining and exciting atmosphere in our stores with bold and dramatic merchandise presentations arranged by product category to create a “shop within a shop” customer experience. Customers can obtain technical information and relevant insight from sales personnel and are encouraged to try products on display. We believe that a significant portion of our Guitar Center store sales are to professional and aspiring-professional musicians who generally view the purchase of music products as a career necessity. These sophisticated customers rely on our knowledgeable salespeople to answer technical questions, provide advice and assist in product demonstrations.

As of March 15, 2013, we operated 244 Guitar Center stores in 44 states, consisting of 151 primary format stores, 80 secondary format stores and 13 tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve metropolitan areas not served by our primary format stores and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and generally range in size from 5,000 to 8,000 square feet. We also operate one lesson and rehearsal facility in Southern California under the GC Studios name. Rehearsal and lesson space is included in some of our newer and newly remodeled stores.

Guitar Center also offers online sales and research through its website. This online channel creates a multi-channel Guitar Center business that allows customers to interact between the brick-and-mortar and online operations.

Our Guitar Center stores are supported by a distribution facility located near Indianapolis, Indiana.

Direct response

Our direct response business operates a direct response e-commerce and catalog business, offering a shopping experience that includes technical product information, quick and efficient sales and service and a musician-based staff for pre- and post-sale support. Our direct response business includes catalogs and websites under various brands, including Musician’s Friend, Music123 and Woodwind & Brasswind.

Our direct response business is supported by customer contact centers located in Salt Lake City, Utah, and Indianapolis, Indiana, and an order fulfillment facility located in Kansas City, Missouri.

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

Our Music & Arts business is a leading retailer of musical products to students and beginner musicians with 110 stores in 22 states as of March 15, 2013. Music & Arts also has approximately 126 education representatives who are employees and 345 active affiliate locations, who together with in-store rentals generated approximately 278,000 new rental contracts in 2012. Our Music & Arts stores generally range in size from 800 to 6,800 square feet, with an average store size of approximately 3,100 square feet. Music & Arts also operates online through its website.

Our Music & Arts business is headquartered in Frederick, Maryland and is supported there by a distribution facility.

Industry

The marketplace has changed significantly since we opened in 1964. Musical instruments and accessories historically have been sold through small, local, “mom and pop” stores. Today’s marketplace is much more sophisticated. Our stores and websites compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a number of large mass merchants.

The consumer landscape for musical products is more diverse, with each category of musician having different expectations, price sensitivities, purchasing habits and approaches to music. Customers are not satisfied with “one-size fits all” offerings. Further, musical instruments comprise a broad range of products each with their own underlying trends, including not only traditional products like guitars and drums, but also newer technology-intensive products like home recording equipment.

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

Technological innovation and the internet continue to increase the accessibility of producing, distributing and consuming music. Today, many musicians can affordably create a home recording studio that interacts with a personal computer and is capable of producing high-quality digital recordings. Historically, this type of powerful sound processing capability was prohibitively expensive and was purchased primarily by professional sound recording studios. In addition, musicians have evolving new distribution channels for their music, such as online music stores and social media websites. These new distribution channels have dramatically altered the music distribution business by providing musicians with more direct and low cost channels to reach potential listeners, compared to the traditional record company distribution business model.

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

Enhance our sales and merchandise margins and productivity. We intend to expand our offering of proprietary products, which typically have higher profit margins when compared to branded products in corresponding categories. Our proprietary product offering historically has been focused on “commodity” merchandise, such as cables, bags and accessories. However, we also intend to continue to expand our proprietary product offering in less “commoditized” product lines.

Enhance our direct response brands. We are focused on maintaining our revenue position within our direct response brands. Our core strategies include personalization and one-to-one marketing that delivers products and services customized to the specific needs of musicians. We believe our continued focus on technology and infrastructure will enhance our direct response website user experience, improve our market responsiveness, increase our “speed to market” and further differentiate us from our competition. We also intend to focus the marketing and development of our direct response brands to more closely target each brand’s core customers and strengths.

Continue to build our Music & Arts brand. Our Music & Arts strategy includes opening additional stores and acquiring businesses, affiliates and educational representatives within this fragmented market. In addition, we intend to continue to grow the music instrument rental business, which we believe will provide us with additional opportunities to attract young musicians as customers. We believe that attracting musicians at a young age will develop brand loyalty and enhance their lifetime value to us.

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

Our stores are organized by product areas, with each area focused on specific products categories such as guitars, basses, amplifiers, drums and percussion, keyboards, pro audio and recording, DJ, lighting and live sound, as well as accessories, used and vintage equipment. These departments address our customer’s specific product needs and are staffed by specialized salespeople, many of whom also are practicing musicians. We also offer a trade-in policy that provides musicians with an alternative form of payment and the convenience of selling a used instrument and purchasing a new one at a single location. Used and vintage products are purchased and priced to sell by store managers, who are specially trained in the used musical instrument market.

Below is an overview of our principal departments:

Guitars and amplifiers. Our guitar and amplifiers department carries a wide variety of new, used and vintage electric, acoustic, classical, bluegrass and bass guitars. Major manufacturers including Fender, Gibson, Ibanez, Martin, Music Man, Ovation, PRS and Taylor are represented. A number of our stores also carry other stringed instruments such as banjos, mandolins and ukuleles. We also offer an extensive selection of guitar sound processing units and products that allow guitars to interface with a personal computer. These products serve crossover demand from the traditional guitarist into new computer-related sound products. We offer an extensive selection of electric, acoustic and bass guitar amplifiers, including a variety of boutique and vintage amplifiers. We carry amplifiers from most major manufacturers, including Ampeg, Crate, Fender, Line 6, Marshall, Mesa Boogie, Peavey and Vox.

Drums. Our drum department carries a range of percussion instruments, from drum kits to congas, bongos and other rhythmic and electronic percussion products. We also carry a selection of vintage and used percussion instruments. We carry name brands such as Drum Workshop, Gretsch, Pearl, Sabian, Tama, Yamaha and Zildjian.

Keyboards. We carry a wide selection of keyboard products and computer peripheral and software packages. Our keyboard offerings span a wide range of categories including portable and professional electronic pianos, controllers, synthesizers and workstations. Manufacturers represented include Akai, Alesis, Avid, Behringer, Casio, Korg, Native Instruments, Roland and Yamaha.

Pro audio and recording. Our pro audio and recording department carries live-sound, DJ, lighting and recording equipment for musicians at every level, from the casual hobbyist to the professional recording engineer. We maintain a broad selection of computer-related recording products, including sound cards, sound libraries and composition and recording software. Our products range from recording accessories to state-of-the-art digital recording systems. We also carry a large assortment of professional stage audio, DJ and lighting equipment for small traveling bands, mobile DJs, private clubs and large touring professional bands. Our pro audio brand name manufacturers include Apple, Avid, JBL, KRK, M-Audio, Mackie, PreSonus, Roland, Shure, Sony, Tascam and Yamaha.

Direct response

Our direct response business offers merchandise through its catalogs and online through its websites. Our direct response business offers a product mix that includes the same categories as those offered by our Guitar Center stores, including guitars and amplifiers, drums, keyboard, pro audio and accessories. In addition, our direct response business offers a range of band and orchestra instruments and accessories that primarily are targeted at intermediate and professional musicians. Our direct response catalogs generally offer an average of approximately 8,000 SKUs, while approximately 51,000 SKUs are offered on our websites.

Music & Arts

Our Music & Arts business focuses on the student and family music market, particularly band and orchestra instruments. These stores offer band and orchestral instruments and related accessories for sale and rental, musical instrument lessons and a limited assortment of guitars, amplifiers, percussion instruments, and keyboards. Our Music & Arts stores offer a full range of brass, woodwind, stringed orchestra instruments and related music accessories. These stores also carry a wide range of sheet music. Name brand manufacturers carried at Music & Arts stores include Bach, Buffet, Conn, Eastman, Gemeinhardt, Jupiter, Leblanc, Ludwig, Selmer and Yamaha.

Management of brands

Guitar Center

Our Guitar Center brands are managed by an Executive Vice President and a brand manager. These operations include the multi-channel retail and online operations of the brand.

Direct response

Our direct response operations are managed by an Executive Vice President and a brand manager for each brand. Operations of the brands also include teams that focus on systems, websites functionality and user experience.

Music & Arts

Our Music & Arts business is managed by a divisional Chief Executive Officer, a divisional President, an Executive Vice President of Operations and an Executive Vice President of Sales.

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

Guitar Center stores

Our advertising and promotion strategy for our Guitar Center stores is designed to enhance the Guitar Center name and increase customer awareness and loyalty. Our advertising and promotional campaigns generally are developed around “events” designed to attract significant store traffic and exposure. We regularly plan large promotional events including the Green Tag Sale, the Anniversary Sale and the Guitar-a-thon. These events often are coordinated with product demonstrations, interactive displays, clinics and in-store artist appearances. We use television advertising to supplement or promote these events and to create general brand awareness. In addition, our online channel conducts marketing and promotion through many of the same methods as our direct response business.

As we enter new markets, we initiate an advertising program, including mail and radio promotions, internet campaigns and other special grand opening activities. Each element of this advertising program is designed to accelerate sales volume for each new store.

We also maintain a variety of promotional financing alternatives for our customers. Generally, all credit made available to retail customers and all extended payment arrangements are provided by third party consumer credit companies which are non-recourse to us, such that the risk of non-payment is borne by the third party provider so long as we comply with its administrative and approval policies. These arrangements also give us the flexibility to offer attractive payment options to our customers on a promotional basis, such as interest-free periods or reduced interest rates. Promotional interest-free periods are generally offered for six to 18 months. These programs are also non-recourse to us, but we pay the credit provider a fee reflecting the below-market, promotional benefit of the particular program.

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

Customer service

Guitar Center stores

Exceptional customer service is fundamental to our operating strategy. With the rapid changes in technology and continuous new product introductions, we believe that customers depend on our salespeople to offer expert advice and to assist with product demonstrations. Our employees often are musicians trained to understand the needs of our customers. Guitar Center store salespeople specialize in one of our product categories and typically begin training on their first day of employment. Guitar Center store sales and management training programs are implemented on an ongoing basis to maintain and improve the level of customer service and sales support in the stores. Support for our online customers is handled through experienced contact center staff. As a commitment to our customers, we have invested in software at our stores enabling our sales staff to keep regular contact with customers to enhance and personalize their shopping experience. We have also invested in a workforce management system to help us optimally staff our stores for peak customer traffic periods.

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

Music & Arts

Sales at our Music & Arts business are made primarily through our education sales representatives and over the counter at our retail stores. The majority of our education representative sales force is comprised of music teachers who are experienced band and orchestra instructors. The customer service functions relating to sales made by our education representatives generally are conducted by our centralized contact center. The customer service functions relating to sales made over the counter at our retail stores generally are conducted by our retail staff, who provide a full service retail experience for our customers.

Purchasing

We believe that we have excellent relationships with our vendors and, in many instances, we are our vendors’ largest customer. Given our high volume, we are generally able to receive prompt order fulfillment and access to premium products and promotions.

Our shared services organization manages purchasing, inventory management and vendor relations functions for our Guitar Center and direct response brands. This group also provides pricing analysis at the request of the brands and makes recommendations based on the research of its planning team. Music & Arts maintains its own merchandising and buying groups.

Each of our brands maintains its own merchandise selection and brand pricing functions.

Our business and expansion plans are dependent to a significant degree upon our vendors. As we believe is customary in the industry, we do not have any long-term supply contracts with our vendors. See “Risk Factors—Risks Related to Our Business—We depend on a relatively small number of manufacturers, suppliers and common carriers, and their inability to supply our requirements could adversely impact our business.”

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

Direct response

Direct response and other brand online and catalog orders are fulfilled out of our Kansas City, Missouri fulfillment center. Orders, whether taken electronically or by an associate in our customer contact center, are processed by our automated transaction system. We have implemented sophisticated inventory planning systems to increase the level of in-stock products with the goal of maintaining a high initial line item fill rate. The initial line item fill rate reflects the percentage of items ordered by a customer that we are able to supply in the initial shipment to that customer. Split shipments of a single order impose additional shipping, handling and materials costs on us when compared to being able to fulfill an entire order in a single shipment. The technology on our website also permits our customers to monitor their orders online by accessing the UPS and FedEx tracking services.

Music & Arts

Products for our Music & Arts stores generally are processed through a central distribution facility located in Frederick, Maryland. We have a number of local hubs and support centers to enhance product availability during our peak back to school season.

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

The initial lease terms for our Guitar Center stores are typically 10 years and allow us to renew for three or more additional five-year terms. The initial lease terms for our Music & Arts stores are typically 5 or 10 years and allow us to renew for one additional five-year term. Most of the leases require us to pay property tax, utilities, normal repairs, common area maintenance and insurance expenses.

See “Item 6. Selected Financial Data” for a summary of Guitar Center and Music & Arts stores opened and closed in the past five years.

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

Competition

The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a number of large mass merchants.

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

We believe that the ability to compete successfully in our markets is determined by several factors, including breadth and quality of product selection, pricing, effective merchandise presentation, customer service, store location and proprietary database marketing programs. See “Risks Related to Our Business - Significant existing and new competition in our industry could adversely affect us.”

Employees

As of December 31, 2012, we employed 10,188 people, of whom 7,738 were full time employees and 2,450 were part time employees. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good employee relations.

Brand names and service marks

We own intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business. These marks and names include “Guitar Center,” “Musician’s Friend” and “Music & Arts.” We rely on the trademark, copyright and trade secret laws of the United States and other countries to protect our proprietary rights. Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in our marketing, our stores and our websites.

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

We are highly leveraged.  As of December 31, 2012, Holdings’ total consolidated indebtedness was $1.581 billion, which includes Guitar Center’s debt of $1.017 billion. This level of indebtedness could have important consequences to our business, including the following:

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

•                  a substantial portion of our cash flow from operations will be dedicated to the repayment of our and Holdings’ indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•                  there would be a material adverse effect on our business and financial condition if we were unable to service our (or Holdings’) indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our senior secured credit facilities and the indentures governing the notes will not fully prohibit us from doing so. Under the indentures governing the notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis the fixed charge coverage ratio of Guitar Center, Inc. (as defined in the indentures) is at least 2.0 to 1.0. In addition, if we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our (or Holdings’) ability to make scheduled payments or to refinance our (or Holdings’) debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot provide any assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our and Holdings’ indebtedness.  See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”

If our cash flows and capital resources are insufficient to fund our and Holdings’ debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our and Holdings’ indebtedness. We cannot provide any assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our and Holdings’ scheduled debt service obligations or that these actions would be permitted under the terms of our and Holdings’ existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our and Holdings’ debt service and other obligations. Our senior secured credit facilities and the indentures that govern the notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our and Holdings’ debt, we will be in default and, as a result:

•                  our and Holdings’ debt holders could declare all outstanding principal and interest to be due and payable;

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our senior secured credit facilities also require Holdings to comply with financial covenants, including covenants with respect to, in the case of our term loan facility, a maximum consolidated senior secured net leverage ratio and, in the case of our asset-based revolving credit facility, so long as the excess availability thereunder falls below certain thresholds, a minimum consolidated fixed charge coverage ratio. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders:

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2012, we had approximately $621.8 million of variable rate debt (not including approximately $286.8 million of additional undrawn availability under our senior secured asset-based revolving credit facility, after giving effect to $8.6 million of outstanding letters of credit). A 1.0% increase in the interest rate on our floating rate debt would have increased annual interest expense under our senior secured credit facilities by approximately $6.2 million. We do not hedge our interest rate risk by use of derivative instruments and we may in the future be unable to do so.

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

Upon the incurrence of specific kinds of change of control events, we must offer to purchase the notes. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our credit agreement may not allow that repurchase. If we fail to repurchase notes in that circumstance, we will be in default under the indentures governing the notes and, in turn, under our credit agreement. In addition, certain change of control events will constitute an event of default under our credit agreements. A default under our credit agreements would result in an event of default under the indentures governing the notes if the administrative agent or the lenders accelerate our debt under our senior secured credit facilities. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our senior secured credit facilities and the notes or obtain a waiver from the lenders or the noteholders. We cannot provide any assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. Any future debt that we incur may also contain restrictions on repayment of the notes upon a change of control.

Risks Related to Our Business

Economic conditions or changing consumer preferences could adversely impact us.

Our business is sensitive to consumer spending patterns, which can be affected by prevailing economic conditions. The United States economy generally, and the music products industry in particular, continues to experience an economic slowdown. We cannot predict with accuracy the duration or extent of the slowdown. This downturn in general economic conditions has had an adverse effect on our results of operations over the last several years. We believe that the sensitivity of our operations to general economic conditions and consumer spending patterns has increased as new types of competitors have entered the market and we have expanded our customer base to a greater number of hobbyists and semi-professional musicians and have expanded our footprint to smaller markets. Although we attempt to stay informed of consumer preferences for musical products and accessories typically offered for sale in our stores, any sustained failure on our part to identify and respond to trends would have a material adverse effect on our results of operations, financial condition, business and prospects.

Significant existing and new competition in our industry could adversely affect us.

The retail musical instrument industry is highly competitive and fragmented. Our stores compete against other large and small musical instrument retailers, online music retailers, online auctions, direct-to-consumer alternatives and a number of large mass merchants. These competitors sell many or most of the items we sell and may have greater financial or operational resources than us.

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

We have developed and implemented new technology systems, including a new e-commerce platform, a multi-channel retail system and a new human resources information system. We also plan to continue investing in technology improvements to our e-commerce platforms and retail systems. If these systems fail to perform as planned, it could lead to the distraction of our management and the need to expend significant additional capital resources. Such a failure could reduce the shopping experience of customers compared to our competitors and impact the data available to our management necessary to run our business efficiently, and as a result could adversely impact our business, results of operations, financial condition and prospects.

We may not be able to grow sales in our existing Guitar Center stores.

Our quarterly comparable stores sales results have fluctuated significantly in the past, and in particular during the current economic slowdown. We do not know whether our new stores or recently opened stores will achieve sales or profitability levels similar to our mature stores.

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

The efficient operation of our distribution center for Guitar Center stores is also highly dependent upon compliance by our vendors with precise requirements as to the timing, format and composition of shipments. Additionally, many of our vendors receive products from overseas and depend on an extensive supply chain including common carriers and port access to transport merchandise into the country. Foreign manufacturing is subject to a number of risks, including political and economic disruptions, the imposition of tariffs, quotas and other import or export controls and changes in governmental policies.

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

As a merchant who processes credit and debit card payments from customers, we are required to comply with the Payment Card Industry data security requirements imposed on us for the protection and security of our customers’ credit and debit card information. If we are unable to remain compliant with these requirements, our business could be harmed because we could incur significant fines from payment card companies or we could be prevented in the future from accepting customer payments by means of a credit or debit card. We also may need to expend significant management and financial resources to become or remain compliant with these requirements, which could divert these resources from other initiatives and adversely impact our financial results.

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

We place significant reliance on a third party provider for the outsourcing of a variety of our information technology functions. These functions are generally performed at an offshore location, with our oversight. As a result, we are relying on third parties to ensure that these functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results and potentially the termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business.

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

Changes in regulations or enforcement may adversely impact our business

We are subject to federal, state and local regulations with respect to our operations in the United States. The enactment or enforcement of legislative and regulatory initiatives such as wage or workforce issues, collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others could adversely impact our business.

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

Further, our direct response business established physical presence in California in 2011, and as a result is required to collect and remit sales tax on behalf of California customers. This change resulted in decreased sales in California, as we are at a competitive disadvantage against e-commerce retailers who do not collect sales tax from California customers. We cannot provide any assurance that our sales and marketing strategies will result in regaining market share in California.

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

In addition, we self-insure our workers’ compensation claims up to $500,000 per claim and medical insurance claims of up to $400,000 per claim. Excess amounts are covered by stop-loss insurance coverage, subject to an aggregate annual deductible of $100,000 for medical insurance claims. As a result, increases in health care claims or coverage costs may adversely impact our financial condition.

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

We are the largest musical instrument retailer in the United States based on revenue. Our significant size within our industry may increase the scrutiny that we receive regarding antitrust or other matters. In the past, we have been subject to an investigation by the Federal Trade Commission regarding our pricing practices. While this investigation was resolved without any action by the Federal Trade Commission, private litigants used some of the information from a related investigation of a major trade association to bring class action claims presently pending against us. See “Item 3. Legal Proceedings” for more detail on these claims. These actions, as well as other current and future litigation or governmental proceedings, could lead to increased costs or interruptions of our normal business operations and may adversely affect our financial condition and results of operations.

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

We believe that our expansion may be accelerated by the acquisition of existing music product retailers, including in foreign markets. We regularly investigate acquisition opportunities complementary to our Guitar Center, direct response and Music & Arts businesses. Accordingly, in the ordinary course of business, we consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities or a combination of both. Attractive acquisition targets may not be available at reasonable prices or we may not be successful in any such transaction. Acquisitions involve a number of special risks, including:

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

Our success depends to a significant extent on the services of members of our senior management. The loss of the services of one or more of these individuals or other key personnel and changes in the composition of our senior management team could have a material adverse effect on our business, results of operations, liquidity and financial position.

Our Chief Executive Officer resigned in November 2012 and in January 2013 we appointed an interim Chief Executive Officer who is experienced in the specialty retail industry. If we are unable to successfully integrate a new Chief Executive Officer, we could lose the services of other key personnel, which could adversely impact our business, results of operations, liquidity and financial position.

Our actual operating results may differ significantly from our projections.

From time to time, we release projections and similar guidance regarding our future performance that represent management’s estimates as of the date of release. These projections, which are forward-looking statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following summarizes the general location, use and approximate size of our principal properties as of March 15, 2013:

Facility	Location	Approximate Size	Owned/Leased	Lease Expiration
245 Guitar Center retail stores (a)	Various U.S. locations	54,000 sq. ft.	Owned
		3,568,000 sq. ft.	Leased	Various dates through 2023 (b)
110 Music & Arts retail stores	Various U.S. locations	345,000 sq. ft.	Leased	Various dates through 2022 (c)
Corporate office, Guitar Center brand and direct response brand support center (d)	Westlake Village, California	96,000 sq. ft.	Owned
		112,000 sq. ft.	Leased	April 2017
Music & Arts headquarters operations	Frederick, Maryland	30,500 sq. ft.	Leased	September 2015
Guitar Center distribution center	Brownsburg, Indiana	773,000 sq. ft.	Leased	December 2018
Direct response fulfillment center (e)	Kansas City, Missouri	702,000 sq. ft.	Leased	February 2017
Music & Arts distribution center	Frederick, Maryland	111,800 sq. ft.	Leased	January 2023
Music & Arts warehouses and hubs	Various U.S. locations	143,000 sq. ft.	Leased	Various dates through 2019
Direct response customer contact centers	Salt Lake City, Utah	25,500 sq. ft.	Leased	December 2016
	Indianapolis, Indiana	31,000 sq. ft.	Leased	September 2022

(a)         Includes one GC Studios location.

(b)         The initial lease terms for our Guitar Center stores are typically 10 years and allow us to renew for three or more additional five-year terms.

(c)          The initial lease terms for our Music & Arts stores are typically 5 or 10 years and allow us to renew for one additional five-year term.

(d)         Our corporate headquarters and Guitar Center brand and direct response brand support center facilities consist of 208,000 aggregate square feet of both leased and owned office and warehouse space.

(e)          The Kansas City fulfillment center ships customer orders from catalogs and online orders for our Guitar Center, direct response and Music & Arts brands.

We believe that our existing facilities are adequate for our current needs.

The following table summarizes our retail store locations as of March 15, 2013:

	Number of Stores
State	Guitar Center	Music & Arts	Total
AL	4	—	4
AR	2	—	2
AZ	5	4	9
CA	34	2	36
CO	6	3	9
CT	4	6	10
DE	1	1	2
FL	15	3	18
GA	4	8	12
IA	3	—	3
ID	1	—	1
IL	12	2	14
IN	7	—	7
KS	2	—	2
KY	3	—	3
LA	3	—	3
MA	7	3	10
MD	3	13	16
ME	1	1	2
MI	9	—	9
MN	4	—	4
MO	4	1	5
MS	1	—	1
NC	6	8	14
NE	2	—	2
NH	2	1	3
NJ	8	4	12
NM	1	—	1
NV	3	—	3
NY	12	5	17
OH	8	4	12
OK	2	—	2
OR	6	—	6
PA	8	5	13
RI	1	—	1
SC	2	3	5
SD	1	—	1
TN	4	3	7
TX	26	15	41
UT	2	—	2
VA	6	15	21
VT	1	—	1
WA	6	—	6
WI	3	—	3
Total	245	110	355

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

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012.  On August 20, 2012, the court dismissed, with prejudice, plaintiffs’ Sherman Act claim for failure to plead an antitrust conspiracy.  On September 9, 2012, defendants filed a motion to alter or amend the judgment, requesting that the court amend the judgment to include the dismissal of plaintiffs’ state-law claims.  This motion was denied on jurisdictional grounds. Plaintiffs filed an appeal before the Ninth Circuit Court of Appeals which is currently pending. With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. Discovery continues. In December 2012, a motion for summary judgment was filed on behalf of Guitar Center. This motion is currently pending. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Holdings’ common stock is privately held and there is no established public trading market for its stock. Guitar Center’s common stock is owned by Holdings and there is no established trading market for such stock.

During the year ended December 31, 2012, Holdings did not issue any shares of common stock.

Holders

As of December 31, 2012, there were 19 holders of Holdings common stock. Holdings owns all of the common stock of Guitar Center.

Dividends

Holdings did not declare or pay any cash dividends on its common stock in 2012 or 2011and does not anticipate paying any cash dividends in the near future. Our senior secured credit facilities and the indentures governing the notes impose restrictions on our and Holdings’ ability to pay dividends or make distributions to our and its stockholders.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. We derived the selected historical financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 from our audited historical consolidated financial statements included in this annual report. We derived the selected historical financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 from our audited historical consolidated financial statements not included in this annual report. Our historical results included below and elsewhere in this annual report are not necessarily indicative of our future performance.

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes thereto included elsewhere in this annual report. Amounts in tables may not add due to rounding.

Our calculation of comparable retail store sales includes sales from Guitar Center stores that have been open for 14 months and does not include sales originated on our Guitar Center website. We do not exclude relocated, remodeled or retrofitted stores from the calculation of comparable store sales. All references in this annual report to comparable store sales results are based on this calculation methodology.

Financial data of Holdings, except where otherwise indicated

	Year ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Income statement data:
Net sales	$2,139.2	$2,082.6	$2,010.9	$2,004.2	$2,228.6
Gross profit	643.4	635.1	605.9	589.4	631.0
Operating income (loss)
Guitar Center	95.7	(96.8)	59.7	(87.9)	(202.2)
Holdings	95.7	(97.1)	59.7	(87.9)	(202.2)
Net income (loss)
Guitar Center	3.4	(153.7)	(8.9)	(147.6)	(185.3)
Holdings	(72.2)	(236.9)	(56.4)	(189.9)	(219.5)

Balance sheet data (at end of period):

Total assets
Guitar Center	1,845.8	1,883.7	2,115.6	2,109.7	2,308.7
Holdings	1,816.6	1,859.1	2,120.7	2,140.1	2,318.1
Long-term debt
Guitar Center	1,010.8	996.8	997.5	998.1	1,020.3
Holdings	1,445.7	1,561.5	1,562.1	1,490.9	1,450.4

Other financial data:
Depreciation and amortization	90.9	106.2	104.9	113.8	137.0
Capital expenditures (1)	67.5	57.3	47.9	45.2	39.4
Adjusted EBITDA (2)	200.0	196.9	184.3	179.3	191.7
Total Debt
Guitar Center	1,016.7	997.5	998.1	1,018.9	1,028.9
Holdings	1,581.4	1,562.1	1,562.8	1,511.6	1,458.9

Other operating data:
Increase (decrease) in Guitar Center comparable store sales (3)	0.9%	3.7%	-0.1%	-11.9%	-5.3%
Guitar Center stores at beginning of period	224	214	214	214	214
Opened Guitar Center stores	16	10	—	—	—
Closed Guitar Center stores	—	—	—	—	—
Guitar Center stores at end of period	240	224	214	214	214

Music & Arts stores at beginning of period	102	101	97	97	101
Opened Music & Arts stores	7	3	4	2	2
Closed Music & Arts stores	—	2	—	2	6
Music & Arts stores at end of period	109	102	101	97	97

(1)         Capital expenditures include additions to our property, plant, and equipment and do not include any expenditures to add to our rental instruments inventory.

(2)         The following table discloses Holdings’ EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA (EBITDA adjusted for other items described below), which are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined under GAAP.

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

The material covenants in our debt agreements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The following table summarizes the calculation of Holdings’ historical EBITDA and Adjusted EBITDA and provides a reconciliation to net loss for the periods indicated:

	Year ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Net loss	$(72.2)	$(236.9)	$(56.4)	$(189.9)	$(219.5)
Interest expense, net of interest income	165.4	161.0	145.2	137.0	148.1
Income tax expense (benefit)	2.5	(21.2)	(29.1)	(35.1)	(130.6)
Depreciation and amortization	90.9	106.2	104.9	113.8	137.0
EBITDA	186.6	9.1	164.6	25.9	(65.1)

Adjustments to EBITDA
Non-cash charges (a)	2.3	3.4	5.1	4.6	5.3
Impairment charges	0.5	154.3	0.9	135.7	234.6
Non-recurring charges (b)	—	5.2	—	—	5.2
Other adjustments (c)	10.6	24.9	13.7	13.1	11.7

Adjusted EBITDA	$200.0	$196.9	$184.3	$179.3	$191.7

Adjustments in the calculation of Adjusted EBITDA include the following:

(a)         Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

Stock-based compensation consists of compensation expense recognized on stock option awards.

Non-cash rent expense represents the difference between cash rent paid and GAAP rent expense. Under GAAP, the aggregate of minimum rental payments is recorded as rent expense on a straight-line basis over the lease term. Cash and other allowances received for tenant improvements are amortized over the lease term and reduce GAAP rent expense. Our adjustment eliminates the portion of rent expense resulting from the difference between straight-line rent expense and cash rent paid, and the amortization of tenant improvement allowances.

(b)         Non-recurring charges in 2011 consist of the loss recognized on the sale of our corporate aircraft.

Non-recurring charges in 2008 consist of consulting and other expenses related to organizational changes after our acquisition by affiliates of Bain Capital.

(c)          Other adjustments include severance payments, accrued bonuses under our long term management incentive plan, gains and losses on disposal of assets, management fees paid to Bain Capital, cash received for tenant improvement allowances and certain other items permitted under our debt agreements.

Other adjustments in 2012 include restructuring costs of $2.1 million related to the re-alignment of management and support functions and the relocation of our direct response operations.

Other adjustments in 2011 include restructuring costs of $13.0 million related to the re-alignment of management and support functions and the relocation of our direct response operations.

Other adjustments in 2009 include a $3.9 million tax audit settlement and $1.3 million of consulting and other transition expenses related to outsourcing certain information technology functions.

Severance payments totaled $1.0 million in 2012, $1.3 million in 2011, $4.7 million in 2010, $0.8 million in 2009 and $3.4 million in 2008.

(3)         Comparable store sales are presented for Guitar Center retail stores only and does not include Guitar Center online sales or Music & Arts sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report.

The following discussion, as well as other portions of this annual report, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “estimate,” “expect,” “believe,” “intend,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and forecasts of effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, and particularly in “Risk Factors.”

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

Our Guitar Center and Music & Arts segments are operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician’s Friend, Inc., Music123, Inc. and Woodwind & Brasswind, Inc. subsidiaries. Our non-operating corporate segment consists primarily of the operations of Guitar Center, Inc., the parent company of our operating subsidiaries.

Since 2012, our GTRC Services, Inc. subsidiary has operated shared support services for all our brands, including distribution and fulfillment centers, contact centers and technology services. These operations were previously managed separately by our retail store and direct response subsidiaries. We believe that centralizing the management of these shared operations will improve our flexibility to manage these resources efficiently and execute strategic initiatives. Substantially all of the costs of these shared service operations are allocated among our segments based on estimated usage, as determined primarily based on sales, cost of goods sold or call volume at each business.

Certain costs related to corporate office facilities were previously incurred directly by our Guitar Center and direct response segments. Upon implementing GTRC Services, Inc., our corporate office facility is shared and the related costs are not allocated to our business segments. Segment results for 2011 and 2010 in this management discussion and analysis have been adjusted to reflect this change.

History

Guitar Center was founded in 1964 in Hollywood, California.

In May 1999, we acquired Musician’s Friend, Inc., an Oregon-based direct response musical instrument retailer. Musician’s Friend is a leading direct response retailer of music products in the United States, through both its catalogs and e-commerce websites.

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

In February 2007, we acquired substantially all of the assets of Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind and Music123, an Indiana-based direct response retailer of music products. We refer to these businesses as “Woodwind & Brasswind” and “Music123.”

Acquisition by Bain Capital, LLC

On October 9, 2007, Guitar Center merged with an entity substantially owned by affiliates of Bain Capital. In connection with the merger, Holdings acquired all of the outstanding capital stock of Guitar Center for aggregate cash consideration of approximately $1.9 billion. Holdings, which is substantially owned by affiliates of Bain Capital, owns 100% of the stock of Guitar Center.

Increased leverage

We are highly leveraged and interest expense significantly affects our net income. Holdings assumed $1.548 billion of indebtedness in connection with the acquisition. As of December 31, 2012, Holdings’ consolidated aggregate indebtedness was $1.581 billion. Guitar Center’s consolidated aggregate indebtedness was $1.017 billion.

Our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the repayment of debt, and this may place us at a competitive disadvantage to some of our competitors that may be less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. See “Risk Factors—Our level of indebtedness could adversely affect our ability to raise capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.”

Important factors affecting our operating results and financial condition

We believe that a number of key revenue and cost factors are significant to understanding the operation of our business. Our business also is influenced by general economic and retail industry conditions, as well as trends in the music products industry.

Revenue and cost factors

Guitar Center store growth. A significant factor affecting the operating results of our Guitar Center business is our rate of store growth. We grew quickly during the period between January 2005 and December 2007, with 78 of our Guitar Center stores being opened or acquired during that period. During the period from January 2008 to December 2010, we did not open any new stores in order to focus on development of our store management and sales force and to allow existing new stores to reach mature sales levels. Having largely achieved these objectives, we opened 10 new stores in 2011 and 16 new stores in 2012. We plan to open 15 new stores in 2013 and between 15 and 20 new stores per year in the upcoming years. The high level of capital expenditures and related working capital requirements associated with opening new stores, coupled with the lower sales at less mature stores may have a negative impact on our short-term operating results.

Store maturity. New stores generally take a number of years to reach what we consider mature sales levels. We generally expect our primary format and secondary format stores to reach mature sales levels in approximately four years and three years, respectively.

New store costs. The average cost of initial capital improvements for new stores opened in 2011 and 2012 was approximately $1.6 million for a primary market store, $1.3 million for a secondary market store and $1.0 million for a tertiary market store. We often receive tenant improvement allowances from our landlords to help defray these costs. We expect to incur similar costs for stores opening in 2013. In addition, initial gross inventory requirements for new stores are generally between $1.1 million and $1.6 million for a primary market store, between $0.8 million to $1.1 million for a secondary market store and $0.6 million for a tertiary market store. We also incur costs to hire and train store personnel and to link our new stores to our distribution and support systems. Outside of opening new stores, capital expenditure requirements to maintain our Guitar Center store business historically have been relatively low.

Proprietary products. Our Guitar Center stores’ operating profit is affected by the mix of products we sell. In particular, our average gross selling margin for our proprietary products is significantly higher than for branded products in corresponding categories. Part of our business strategy is to further develop our proprietary products to take advantage of this greater profitability. We also arrange with certain vendors to obtain exclusive products not available to other retailers in order to offer our customers a unique product selection on which we can earn a higher selling margin. Our proprietary products sales have grown from approximately 7% of our net sales in 2006 to approximately 12% of our net sales in 2012. We endeavor to strike a balance between expanding our proprietary products and maintaining good relationships with our vendors who offer competing brand name products.

Online marketing. Our direct response business is primarily focused on online sales of our products, although our catalogs remain an important marketing tool. In addition, our online channels for Guitar Center and Music & Arts are becoming increasingly important sales channels. We must act quickly to respond to online marketing trends, and we incur significant costs to upgrade our infrastructure to respond to these trends. During 2009 and 2010, we invested significant capital in developing a sophisticated internal search and comparison shopping engine to improve user functionality and search capability. During 2010 and 2011, we developed enhanced capabilities for our Guitar Center online channel to allow our customers more flexibility to purchase products that can be picked up in-store, delivered from retail store locations or shipped directly to the customer. We continue to invest in upgrades and enhancements to our e-commerce websites.

Music & Arts efficiencies. In recent years, we have focused on improving the operational efficiencies of and reducing working capital requirements of our Music & Arts business. Among other things, we have reduced selling, general and administrative expenses for this business and made operational changes to achieve better returns on our rental inventory. We plan to grow this business through opening new stores and acquiring businesses within this fragmented market and integrating them with our Music & Arts business.

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

Restructuring and exit activities

We initiated a restructuring plan in 2011 to re-align certain management and support functions across the organization. As part of the restructuring plan, we relocated the management operations of our direct response business from Medford, Oregon to Southern California in the fourth quarter of 2011. We believe that having the operations of our Guitar Center and direct response businesses at a single location will improve our ability to execute strategic initiatives.

Costs related to this restructuring activity totaled $2.1 million in 2012 and $13.0 million in 2011. Cumulative costs for the restructuring activities totaled $15.1 million and the restructuring activities were substantially complete in the first half of 2012.

Costs incurred in connection with this restructuring activity included employee termination costs, which consisted of severance payments and retention bonuses for personnel in Medford and at our corporate office, employee relocation assistance, incremental travel expenses, information technology integration and other similar costs.

See Note 3 in the combined notes to consolidated financial statements included in this annual report for a summary of restructuring costs by type and a summary of accruals, payments and adjustments of accrued employee termination costs.

Results of Operations

The following tables present our consolidated net income or loss, as a percentage of sales, for the periods indicated:

Holdings

	Year ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross profit	30.1	30.5	30.1
Selling, general and administrative expenses	25.6	27.8	27.2
Impairment of goodwill and other intangible assets	—	7.3	—
Operating income (loss)	4.5	-4.7	3.0
Interest expense, net	7.7	7.7	7.2
Loss before income taxes	-3.3	-12.4	-4.3
Income tax expense (benefit)	0.1	-1.0	-1.4
Net loss	-3.4%	-11.4%	-2.8%

Guitar Center

	Year ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross profit	30.1	30.5	30.1
Selling, general and administrative expenses	25.6	27.8	27.2
Impairment of goodwill and other intangible assets	—	7.3	—
Operating income (loss)	4.5	-4.6	3.0
Interest expense, net	4.0	3.9	3.5
Income (loss) before income taxes	0.5	-8.5	-0.6
Income tax expense (benefit)	0.3	-1.2	-0.1
Net income (loss)	0.2%	-7.4%	-0.4%

2012 compared to 2011

Net sales

Consolidated net sales increased 2.7% to $2.139 billion in 2012 from $2.083 billion in 2011.

Net sales from our Guitar Center segment increased 4.3% to $1.596 billion in 2012 from $1.530 billion in 2011. Non-comparable retail stores open for less than 14 months added $50.8 million in incremental revenue. Comparable retail store sales increased 0.9%, or $12.6 million, and sales from our Guitar Center website decreased 1.2%, or $1.1 million. The increase in comparable store sales was primarily due to higher sales conversion rates, which is our measure of the number of sales transactions relative to the number of customers visiting our stores. We improved conversion rates at our stores by reducing checkout times and by implementing workforce planning tools that increased the customer service experience due to the availability of staff.  We believe the decrease in online sales was primarily due to fewer promotional discounting tactics, which resulted in lower online sales volume with improved gross profit margin during 2012.

Net sales from our direct response segment decreased 5.5% to $353.3 million from $374.0 million in 2011. The decrease was primarily due to a 4.6% decrease in order count and a 0.6% decrease in average order value. Our direct response segment continues to be affected by e-commerce competition, with fewer new customers in 2012 and a lower rate of converting website visits into sales transactions. We believe that these factors, along with reduced spending on marketing and advertising, drove the decrease in order count in 2012.  The decrease in average order value was primarily due to fewer items sold per order. We expect competition to continue to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment increased 6.3% to $189.8 million from $178.4 million in 2011. The sales increase was primarily due to a 3.1% increase in sales to school districts from our successful efforts to win more high-volume bid contracts and a 2.2% increase in retail store sales.

Gross profit

Consolidated gross profit increased 1.3% to $643.4 million in 2012 from $635.1 million in 2011. Gross profit margin decreased to 30.1% from 30.5% in 2011.

Gross profit margin for our Guitar Center segment was 28.8% in 2012 compared to 29.3% in 2011. The decrease was primarily due to lower selling margin of 0.3% resulting from competitive pressure on pricing. We adjusted selling prices, particularly in the fourth quarter, in the form of merchandise markdowns, promotional discounts and in-store discounts to ensure our “Lowest Price Guarantee” policy.

Gross profit margin for our direct response segment was 27.6% in 2012 and 2011. A decrease of 0.3% in selling margin was partially offset by a decrease of 0.2% in shrink expense.  The decrease in selling margin was primarily due to price discounting in response to competitive pressures. The decrease in shrink expense was due to changes to internal procedures that have improved merchandise recovery rates on customer returns.

Gross profit margin for our Music & Arts segment was 45.3% in 2012 compared to 46.7% in 2011. The decrease was primarily due to lower selling margin of 1.6% resulting from a shift in sales channel mix with increased sales to school districts at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses of Holdings decreased 5.4% to $547.7 million from $579.2 million in 2011. As a percentage of net sales, consolidated selling, general and administrative expenses of Holdings were 25.6% in 2012 compared to 27.8% in 2011. In addition to changes in selling, general and administrative expenses at our business segments, which are discussed below, the consolidated decrease includes a $5.3 million loss on the sale of our corporate aircraft in 2011 that did not re-occur in 2012 and a $2.1 million decrease in corporate restructuring costs.

Consolidated selling, general and administrative expenses of Guitar Center for 2011 do not include expenses totaling $0.3 million related to the amendments and extension of Holdings’ long-term debt that were not allocated to Guitar Center.

Selling, general and administrative expenses for our Guitar Center segment were 22.4% of segment net sales in 2012 compared to 23.3% in 2011. The decrease was primarily due to lower depreciation and amortization expense of 0.6%, lower compensation expense of 0.3% and lower group medical insurance expense of 0.2%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Compensation expense decreased primarily due to lower bonus expense in 2012. Group medical expense decreased due to lower claims costs and modifications to our self-insured plan that became effective at the beginning of the third quarter of 2012.

Selling, general and administrative expenses for our direct response segment were 26.9% of segment net sales in 2012 compared to 31.2% in 2011. The decrease was primarily due to lower depreciation and amortization expense of 2.0%, lower restructuring costs of 1.9% and lower group medical insurance expense of 0.5%. Depreciation and amortization expense decreased due to impairment of the segment’s customer relationship intangible assets in the fourth quarter of 2011. Restructuring costs decreased as a result of our reorganization plan being substantially completed during the first half of 2012. Group medical expense decreased due to lower claims costs and modifications to our self-insured plan that became effective at the beginning of the third quarter of 2012.

Selling, general and administrative expenses for Music & Arts were 36.8% of segment net sales in 2012 compared to 38.3% in 2011. The decrease was primarily due to lower compensation expense of 1.0% resulting from leveraging on higher net sales.

Operating income (loss)—Holdings

Consolidated operating income (loss) for Holdings increased to $95.7 million operating income in 2012 from $97.1 million operating loss in 2011. Consolidated operating income as a percentage of net sales was 4.5% in 2012, compared to an operating loss of 4.7% in 2011.

In addition to the changes in gross margin and selling, general and administrative expenses, Holdings’ operating income or loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment. The impairment charges in 2011 consisted of $107.0 million related to goodwill, $32.5 million related to trade name intangible assets and $13.5 million related to customer relationship intangible assets. These impairment charges resulted from increased competition and declining sales at our direct response segment in 2011.

The future growth of the direct response business is dependent upon the success of our initiatives to optimize the new Musician’s Friend web platform, the success of our marketing and customer acquisition strategies and the effective emergence from the restructuring activities of 2011 and the first half of 2012. The operating results of direct response in 2012 and 2011 indicated to us that it may take longer than we expected to realize the benefits of these initiatives and neutralize the increased competitive pressures in the e-commerce sector. If these efforts are not successful, we may incur additional impairment charges in the future.

The following table presents the carrying amount of our direct response intangible assets, including goodwill, as of December 31, 2012 and 2011 after recognizing impairment charges (in thousands):

Goodwill, net of accumulated impairment losses	$—
Trademarks and trade names	11,500
Customer relationships	6,800
Total	$18,300

Operating income (loss)—Guitar Center

Consolidated operating income (loss) for Guitar Center increased to $95.7 million operating income in 2012 from $96.8 million operating loss in 2011. Consolidated operating income as a percentage of net sales was 4.5% in 2012, compared to an operating loss of 4.6% in 2011.

In addition to the changes in gross profit and selling, general and administrative expenses, Guitar Center’s operating loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment. The impairment charges resulted from reduced projections about the segment’s future financial performance, as described in the preceding discussion of Holdings’ operating income and loss.

Interest expense- Holdings and Guitar Center

Net interest expense for Holdings increased 2.7% to $165.3 million from $161.0 million in 2011.

Net interest expense for Guitar Center increased 5.3% to $85.4 million from $81.1 million in 2011.

The increase in interest expense at Holdings and Guitar Center was primarily due to increases of $3.0 million related to the term loan, $0.5 million related to the Guitar Center senior notes and $0.3 million related to the asset-based revolving credit facility.

Interest expense on our floating-rate term loan increased in part due to an increase in the pricing margin over LIBOR resulting from the amendment and extension of the term loan facility in March 2011 and in part due to an increase in the LIBOR index rate. Interest expense on the senior notes increased due to the issuance of $19.9 million of new senior notes in October 2012, bearing interest at a rate of 11.5% per annum and maturing in 2017. The issuance of new senior notes was the result of our election to require the holders of the senior PIK notes to reinvest one-half of the interest payment due in October 2012 in the senior notes. Interest expense on our asset-based revolving credit facility increased $0.3 million due to greater use of the facility in 2012 to meet working capital needs.

Income tax expense (benefit)—Holdings

Income tax expense for Holdings was $2.5 million in 2012, compared to $21.2 million income tax benefit in 2011. The effective tax rate for 2012 was -3.6%, compared to 8.2% in 2011.

Income tax expense recognized in 2012 was primarily related to state income taxes currently payable. The negative effective tax rate in 2012 was due to state income tax expense and a valuation allowance applied to deferred tax assets that we do not expect to realize in the foreseeable future. We determined that the available objective evidence indicated that it is more likely than not that the tax benefits of our operating losses will not be fully realized. Accordingly, we began applying a valuation allowance to deferred tax assets in the fourth quarter of 2011 and we did not recognize income tax benefits for our consolidated loss before income taxes.

Income tax benefits recognized in 2011 were primarily related to deferred income taxes from amortization and impairment charges on our intangible assets other than goodwill. The effective rate in 2011 was lower than the expected amount based on statutory income tax rates primarily due to goodwill impairment charges of $107 million that are not recognized for income tax purposes and a valuation allowance of $32.2 million applied to deferred tax assets.

Income tax expense (benefit)—Guitar Center

Income tax expense for Guitar Center was $6.9 million in 2012, compared to $24.2 million income tax benefit in 2011. The effective tax rate in 2012 was 67.0% compared to 13.6% in 2011.

The increase in income tax expense was primarily the result of higher pretax net income.

The effective tax rate in 2012 was higher than the expected amount based on statutory income tax rates primarily due to adjustments to effective state rates applied to deferred tax assets and liabilities.

The effective rate in 2011 was lower than the expected amount based on statutory income tax rates primarily due to goodwill impairment charges of $107 million that are not recognized for income tax purposes.

2011 compared to 2010

Net sales

Consolidated net sales increased 3.6% to $2.083 billion in 2011 from $2.011 billion in 2010.

Net sales from our Guitar Center segment increased 5.9% to $1.530 billion in 2011 from $1.445 billion in 2010. We opened ten new stores during 2011 which contributed $22.3 million in sales. Comparable retail store sales increased 3.7%, or $50.4 million, and sales from our Guitar Center website increased 15.5%, or $12.3 million, compared to 2010. The increase in comparable store sales and online sales were primarily due to a 2.8% increase in the number of transactions and a 1.8% increase in average order size. We believe the increase in transaction count can be attributed to successful television advertising and improvements in our multi-channel selling capabilities. The increase in average order size is primarily the result of tiered coupon promotions encouraging customers to make larger purchases.

Net sales from our direct response segment decreased 4.2% to $374.0 million in 2011 from $390.4 million in 2010. The decrease was primarily experienced in the fourth quarter, with lower sales during the holiday selling season. We believe the reduced sales were partially due to challenges encountered in rolling out a new web platform for our Musician’s Friend website and the business interruption that occurred due to the relocation of our e-commerce corporate headquarters to Southern California. Our direct response segment also faced increasing competition as established online retailers add musical instruments to their product offerings. We expect this competition to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment increased 1.6% to $178.4 million in 2011 from $175.7 million in 2010.

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

Gross profit margin for our direct response segment was 27.6% in 2011 compared to 28.1% in 2010. The decrease was primarily due to higher freight costs of 0.3% and lower selling margin of 0.2%. Freight expense increased primarily due to higher fuel surcharges and increased outbound shipments to customers due to the segment’s shipping policy initiative, which offers free shipping on more price points.

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

Consolidated selling, general and administrative expenses of Guitar Center in 2011 do not include expenses totaling $0.3 million related to the amendments and extension of Holdings’ long-term debt that were not allocated to Guitar Center.

Selling, general and administrative expenses for our Guitar Center segment were 23.3% of segment net sales in 2011 compared to 23.8% in 2010. The decrease was primarily due to lower compensation costs of 0.4% and lower depreciation and amortization expense of 0.3%, partially offset by higher group medical costs of 0.2%. Compensation expense decreased due to leveraging on higher net sales and a reduction of our long-term incentive plan bonus accruals based on 2011 consolidated operating results. Depreciation and amortization expense decreased primarily due to lower amortization expense on our customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates. Group medical expense was higher due to increased claims costs on our self-insured medical plan.

Selling, general and administrative expenses for our direct response segment were 31.2% of segment net sales in 2011 compared to 27.1% in 2010. The increase was primarily due to restructuring costs of 2.1% and higher depreciation and amortization expense of 1.9%. Restructuring charges were not incurred in 2010 and were primarily comprised of employee termination benefits, consulting and other costs related to the relocation of our direct response headquarters operations. Depreciation expense increased due to upgrades to our e-commerce platforms and accelerated depreciation on our Medford office facility that was classified as held for sale as of December 31, 2011.

Selling, general and administrative expenses for Music & Arts were 38.3% of segment net sales in 2011 compared to 39.1% in 2010. The decrease was primarily due to lower compensation costs of 0.4% and lower advertising costs of 0.3%. Compensation expense decreased due to lower bonus expense. Advertising expense decreased due to the reduced use of advertising tactics that do not meet our required return on investment.

Operating income (loss)—Holdings

Consolidated operating income (loss) for Holdings decreased to $97.1 million operating loss in 2011 from $59.7 million operating income in 2010. Consolidated operating loss as a percentage of net sales was 4.7% in 2011, compared to operating income of 3.0% in 2010.

In addition to the changes in gross margin and selling, general and administrative expenses, Holdings’ operating loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment. The impairment charges in 2011 consisted of $107.0 million related to goodwill, $32.5 million related to trade name intangible assets and $13.5 million related to customer relationship intangible assets. These impairment charges were the result of increased competition and declining sales at our direct response segment in 2011.

Given the uncertainty as to whether or when our direct response business would regain customers that it had lost or failed to attract during the final implementation of a new web platform in 2011, the impact of commencing sales tax collection in California, and the disruption caused by the relocation of our direct response headquarters operations in 2011, we reduced our revenue and cash flow projections for the direct response business at the end of 2011. As a result of reduced revenue and cash flow projections for the direct response business in 2011, the estimated fair values of the segment’s intangible assets were lower than their carrying amounts. Similarly, the estimated fair value of the direct response reporting unit in 2011 was lower than its carrying amount. We recorded impairment charges for the amount by which the carrying amounts of our trade name and customer relationship intangible assets exceeded their estimated fair values. We recorded an impairment charge for the entire carrying amount of goodwill at the direct response reporting unit.

Operating income (loss)—Guitar Center

Consolidated operating income (loss) for Guitar Center decreased to $96.8 million operating loss in 2011 from $59.7 million operating income in 2010. Consolidated operating loss as a percentage of net sales was 4.6% in 2011, compared to operating income of 3.0% in 2010.

In addition to the changes in gross margin and selling, general and administrative expenses, Guitar Center’s operating loss was affected by impairment charges totaling $153 million in 2011 at our direct response segment resulting from reduced projections about the segment’s future financial performance, as described in the preceding discussion of Holdings’ operating income and loss.

Interest expense—Holdings

Net interest expense for Holdings increased 10.9% to $161.0 million from $145.2 million in 2010. The increase was primarily due to higher interest expense of $9.4 million on our term loan and $5.6 million on our senior PIK notes. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance. Interest expense on the senior PIK notes increased due to the addition of accrued interest to the outstanding principal, as permitted under the debt agreement.

Interest expense—Guitar Center

Net interest expense for Guitar Center increased 14.5% to $81.1 million from $70.8 million in 2010. The increase was primarily due to higher interest expense of $9.4 million on our term loan. Interest expense on the term loan increased due to the amendment and extension of the term loan facility completed during the first quarter of 2011, which increased the pricing margin over LIBOR from 350 basis points to 525 basis points on the extended principal balance.

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

Liquidity and capital resources

Our principal sources of cash are cash generated from our retail and e-commerce businesses and available borrowing capacity under our asset-based revolving credit facility. Our principal uses of cash typically include capital expenditures, the financing of working capital and payments on our indebtedness.

We expect to make a principal payment of $129.8 million in April 2013 related to paid-in-kind interest on Holdings’ senior PIK notes. See “Debt — Notes” for more information about this payment and significant terms of Holdings’ senior PIK notes. We expect to fund this payment with cash available from operations and, to the extent necessary, by drawing on the asset-based revolving credit facility.

In 2012, cash provided by operating activities totaled $34.9 million for Holdings and $94.6 million for Guitar Center.

Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of December 31, 2012, the borrowing base was $295.4 million, which supported $8.6 million of outstanding letters of credit and $286.8 million of undrawn availability.

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Cash generated from our Guitar Center stores and through our e-commerce businesses are typically significantly higher in the fourth quarter than in any other quarter. Cash requirements to finance working capital are typically highest during the third quarter as we build inventory for fourth quarter holiday season sales for our Guitar Center and direct response brands. Seasonality for our Music & Arts business centers on band rental season, which starts in August and carries through mid-October, but that seasonality does not have a significant impact on our liquidity.

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

Cash flows

Operating activities

Holdings’ net cash provided by operating activities was $34.9 million in 2012. Cash provided by operating income was partially offset by an increase in working capital. Significant uses of cash during 2012 included a net increase of $17.0 million in merchandise inventories, primarily for new Guitar Center stores opened during the year. Cash paid for interest in 2012 was $141.3 million.

Holdings’ net cash used in operating activities was $24.9 million in 2011. Cash provided by operating income was exceeded by an increase in working capital. Significant uses of cash for working capital and other activities included a $46.1 million net increase in merchandise inventories to support new store growth, expand product assortments and increase proprietary inventory levels. Cash payments for interest in 2011 were $157.5 million, which included interest payments of $79.6 million on the senior PIK notes that were not required in 2010.

Holdings’ and Guitar Center’s net cash provided by operating activities was $143.4 million in 2010. Significant sources of cash from changes in working capital in 2010 included a decrease in prepaid expenses and other current assets of $16.2 million, primarily from refunds received on amended 2007 income tax returns, an increase in accrued expenses and other current liabilities of $16.8 million related to accrued interest on the senior PIK note and a net decrease in inventory of $11.4 million. Cash payments for interest totaled $69.0 million in 2010.

Guitar Center’s net cash provided by operating activities was $94.6 million in 2012 and $55.0 million in 2011.  The difference between Holdings and Guitar Center operating cash flow in 2012 and 2011 represents payment of interest on Holdings’ long-term debt.

Investing activities

Holdings’ and Guitar Center’s cash used in investing activities primarily relates to capital expenditures.

Holdings’ and Guitar Center’s net cash used in investing activities was $64.6 million in 2012, compared to $53.5 million in 2011.

Capital expenditures in 2012 included $20.0 million related to new Guitar Center stores and $10.5 million related to the relocation and remodeling of existing Guitar Center and Music & Arts stores. In addition, capital expenditures included $11.5 million related to information technology development and new purchases and $13.3 million related to the maintenance and update of existing information technology. Net proceeds from sales of property and equipment during 2012 included $2.8 million received on the sale of our Medford office building.

Capital expenditures in 2011 included approximately $27.6 million in information technology development and purchases, $16.0 million related to new Guitar Center stores and $4.3 million to remodel or refurbish existing Guitar Center and Music & Arts stores. Proceeds from the disposal of property and equipment totaled $4.0 million in 2011 and included net proceeds of $3.2 million on the sale of our corporate aircraft.

Capital expenditures in 2010 included approximately $33.3 million in information technology development and purchases and $5.1 million to remodel or refurbish existing Guitar Center stores.

Financing activities

Holdings’ cash used in financing activities was $1.5 million in 2012 and $9.3 million in 2011. Cash used in financing activities in 2012 was primarily related to fees paid to our lenders in connection with obtaining additional extended commitments under our asset-based revolving credit facility. Cash used in financing activities in 2011 was primarily related to the payment of fees to our lenders in connection with an amendment of the terms and extension of maturity dates for our long-term debt, including the asset-based revolving credit facility. In 2010, we made a prepayment of principal of $20.1 million on our term loan facility relating to excess 2009 cash flow. Similar prepayments were not required in 2012 or 2011 for excess cash flow.

Guitar Center’s cash used in financing activities was $61.1 million in 2012, compared to $89.2 million in 2011. In 2012, Guitar Center funded interest payments of $79.6 million on Holdings’ senior PIK notes and received $19.9 million in new funding from the issuance of senior notes. Under an election available under the senior PIK notes, we elected to require the holders of the senior PIK notes to reinvest one-half of the interest payment due in October 2012 in new Guitar Center senior notes. In 2011, Guitar Center made distributions of $81.0 million to Holdings, primarily to fund interest payments on the senior PIK notes.  Cash paid for financing fees in 2012 and 2011 was related to an amendment of terms and extension of maturity dates for Guitar Center’s long-term debt.  In 2010, Guitar Center made a prepayment of principal of $20.1 million on the term loan facility relating to excess 2009 cash flow. Similar prepayments were not required in 2012 or 2011 for excess cash flow.

Capital Expenditure Requirements

Our capital expenditures generally consist of information technology development, new store opening costs and costs to remodel, relocate and refurbish existing stores.

We opened 16 new Guitar Center stores during 2012, comprised of five primary format locations, four secondary format locations and seven tertiary format locations, and we plan to open 15 new Guitar Center stores in 2013. We also plan to continue opening new stores at a rate of 15 to 20 stores per year in the upcoming years, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

Our average cost of capital improvements for new Guitar Center stores opened in 2011 and 2012 was approximately $1.6 million for primary market store, $1.3 million for a secondary market store and $1.0 million for a tertiary market store. These costs generally consist of leasehold improvements, fixtures and equipment and do not include tenant improvement allowances that we may receive from our landlords to help defray these costs. We do not expect our costs for capital improvements to increase significantly for stores opened in 2013. Additionally, our new primary stores generally require between $1.1 million and $1.6 million of gross inventory, secondary stores require between $0.8 million to $1.1 million of gross inventory and tertiary market stores require approximately $0.6 million of gross inventory upon store opening.

For 2013, we expect our total capital expenditures will be between $65 million and $70 million. We expect this amount will include $20 to $25 million of information technology expenditures, approximately $20 million of new store expenditures and approximately $15 million to remodel, relocate and refurbish existing stores. Planned remodeling and refurbishing expenditures include costs for adding GC Studios lesson and rehearsal space to existing stores.

Debt

Our outstanding long-term debt as of December 31, 2012 consisted of a senior secured term loan, senior notes of Guitar Center and senior PIK notes of Holdings. The aggregate outstanding principal balance on this debt as of December 31, 2012 was $1.581 billion.

We expect interest payments on the term loan, senior notes and senior PIK notes will be between $140 million and $150 million per year in the years 2013 through 2016 and approximately $130 million in total for the years 2017 and 2018.

We also have an asset-based revolving credit facility with a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of eligible inventory, credit card receivables and trade receivables. As of December 31, 2012, the borrowing base was $295.4 million, which supported $8.6 million of outstanding letters of credit and $286.8 million of undrawn availability. Our daily average borrowings on the asset-based revolving credit facility during 2012 were $9.7 million.

We expect our borrowings on the asset-based revolving credit facility to increase in 2013 and for the next several years, primarily due to the principal prepayment of $129.8 million Holdings’ senior PIK notes that we expect to make in April 2013. This principal payment will require a significant portion of our operating cash. As a result, we expect our usage and interest payments on the asset-based facility to increase accordingly.

The majority of scheduled maturities of our long-term debt occur in 2017 and 2018, with total maturities of $1.418 billion in those years. Scheduled maturities and principal payments for the years 2013 through 2016 total $163.2 million, which includes the $129.8 million principal payment on Holdings’ senior PIK notes that we expect to make in April 2013. Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

As of December 31, 2012, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of December 31, 2012 that does not exceed 3.5x. As of December 31, 2012, our consolidated secured net leverage ratio was 2.8x.

A summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes are described below.

Senior Secured Term Loan Credit Facility

On October 9, 2007, we entered into a senior secured term loan credit facility. The term loan facility was amended as of March 2, 2011.

The term loan facility matures on April 9, 2017 for term loans that were extended pursuant to the amendment in March 2011, and October 9, 2014 for term loans that were not extended at that time. As of December 31, 2012, the term loan facility consisted of $613.8 million of extended term loans and $7.9 million of non-extended term loans.

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

At our option, loans under the term loan facility may be maintained from time to time as “prime rate” loans or “LIBO rate” loans. Prime rate loans bear interest at the applicable margin (as defined below) in excess of (1) the highest of the variable annual rate of interest determined by JPMorgan Chase Bank, N.A. as its “prime rate,” (2) 1/2 of 1.00% per annum in excess of the federal funds rate or (3) a LIBO Rate applicable to an interest period of one month (or, if higher, and only in the case of extended term loans, three months) on such day plus 1.00% per annum. LIBO rate loans bear interest at the applicable margin in excess of a LIBO Rate. The “applicable margin” means a percentage per annum equal to, in the case of any (1) non-extended term loan that is a prime rate loan, 2.50%, (2) non-extended term loan that is a LIBO rate loan, 3.50%, (3) extended term loan that is a prime rate loan, 4.25% and (4) extended term loan that is a LIBO rate loan, 5.25%.

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

The asset-based facility matures on February 9, 2016 for the portion that was extended pursuant to the amendment in March 2011, and October 9, 2013 for the portion that was not extended. We obtained additional commitments on our asset-based revolving credit facility of $15 million in September 2011 and $55 million in March 2012 to substitute the commitments of other participating lenders that did not extend their commitments in March 2011.

The terms of the new commitments, other than the extended maturity date, are the same as existing terms under the facility. As of December 31, 2012, the asset-based facility consisted of a $323 million extended revolving credit facility and a $50 million non-extended revolving credit facility, including a $25.0 million swing line sub-facility and a $100.0 million letter of credit sub-facility. We had no borrowings outstanding on the asset-based facility as of December 31, 2012.

Borrowers under the asset-based facility include Guitar Center, Guitar Center Stores, Inc. and Musician’s Friend, Inc. All obligations under the asset-based facility are unconditionally guaranteed by our primary subsidiaries. The collateral for borrowings under the asset-based facility consists of a first-priority security interest in the asset-based collateral and a second-priority security interest in the term loan collateral, as discussed above in “Senior Secured Term Loan Credit Facility.”

At our option, loans under the asset-based facility may be maintained from time to time as prime rate loans or LIBO rate loans. Prime rate loans bear interest at the applicable margin (as defined below) in excess of the highest of (1) the variable annual rate of interest determined by JPMorgan Chase Bank, N.A. as its “prime rate,” (2) 1/2 of 1.00% per annum in excess of the federal funds rate and (3) a LIBO Rate applicable to an interest period of one month on such day plus 1.00% per annum. LIBO rate loans bear interest at the applicable margin in excess of a LIBO Rate which is adjusted for maximum reserves. The “applicable margin” is defined to mean a percentage per annum based on our average daily excess availability. If our average daily excess availability is greater than $250.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.00%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.25%, (3) extended asset-based loan that is a prime rate loan, 1.75% and (4) extended asset-based loan that is a LIBO rate loan, 2.75%. If our average daily excess availability is greater than $125.0 million but less than or equal to $250.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.25%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.50%, (3) extended asset-based loan that is a prime rate loan, 2.00% and (4) extended asset-based loan that is a LIBO rate loan, 3.00%. If our average daily excess availability is less than or equal to $125.0 million, the applicable margin is equal to, in the case of any (1) non-extended asset-based loan that is a prime rate loan, 0.50%, (2) non-extended asset-based loan that is a LIBO rate loan, 1.75%, (3) extended asset-based loan that is a prime rate loan, 2.25% and (4) extended asset-based loan that is a LIBO rate loan, 3.25%.

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

Notes

On August 7, 2008, Guitar Center issued $375 million of the senior notes and Holdings issued $401.8 million of the senior PIK notes. The terms of the senior notes and senior PIK notes, including the maturity dates, were amended on March 2, 2011. As of December 31, 2012, we and Holdings, respectively, had outstanding $394.9 million in aggregate principal amount of senior notes and $564.7 million in aggregate principal amount of senior PIK notes.

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

Under the amended terms of the senior PIK notes, we were permitted to require the holders of the senior PIK notes to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued senior notes, provided a secured net leverage ratio of 8.5x is maintained.  We made such an election only for the interest payment due in October 2012, resulting in the issuance of $19.9 million in additional Guitar Center senior notes. We did not make the reinvestment election for interest payments due in 2011 or in April 2012.

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

Guitar Center and Holdings, respectively, also may redeem some or all of the respective notes at any time prior to October 15, 2013, in each case, at a price equal to 100% of the principal amount of the notes to be redeemed plus a “make whole” premium and accrued and unpaid interest, if any, to the date of redemption.

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

If the senior PIK notes would otherwise constitute “applicable high yield discount obligations” within the meaning of Section 163 (i)(1) of the Internal Revenue Code at the end of the first accrual period ending after the fifth anniversary of November 28, 2007, Holdings will be required to redeem for cash a portion of each senior PIK note then outstanding equal to the “mandatory principal redemption amount.” The redemption price for the portion of each senior PIK note redeemed will be 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. The “mandatory principal redemption amount” means the portion of a senior PIK note required to be redeemed to prevent such note from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(1) of the Internal Revenue Code. We expect to make a principal payment in April 2013 equal to the mandatory principal redemption amount of $129.8 million. We expect to have sufficient liquidity to fund the April 2013 principal payment on the senior PIK notes.

The indentures governing the notes contain customary events of default, including, but not limited to, cross-defaults among other debt agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

Certain dividend restrictions

The guarantors under the term loan facility, the asset-based facility and the senior notes are generally not restricted in their ability to dividend or otherwise distribute funds to Guitar Center except for restrictions imposed under applicable state corporate law. However, Guitar Center is limited in its ability to pay dividends or otherwise make distributions to Holdings under the term loan facility, the asset-based facility and the indenture governing the senior notes. Specifically, the term loan facility and the asset-based facility each prohibits Guitar Center from making any distributions to Holdings except for limited purposes, including, but not limited to: (i) the payment of interest on the senior PIK notes by Holdings so long as no payment or bankruptcy event of default exists; (ii) general corporate, overhead and similar expenses of Holdings incurred in the ordinary course of business, (iii) the payment of taxes by Holdings as the parent of a consolidated group that includes Holdings, Guitar Center and the guarantors, (iv) the partial redemption or prepayment of the senior PIK notes by Holdings to the extent necessary to make an “applicable high yield discount obligation” (AHYDO) “catch-up” payment thereon and (v) advisory fees of Holdings not to exceed the amounts payable in respect thereof under the advisory agreement with Bain Capital as in effect on October 9, 2007 so long as certain events of default do not exist. Notwithstanding the foregoing, so long as no event of default existed or exists, Guitar Center may make distributions to Holdings in an aggregate amount not to exceed $25 million after March 2, 2011.

The senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings in an amount not to exceed (a) 50% of Guitar Center’s consolidated net income for the period beginning March 2, 2011 and ending as of the end of the last quarter before the proposed payment, plus (b) 100% of the net cash proceeds received by Guitar Center from the issuance and sale of capital stock, plus (c) 100% of cash contributions to Guitar Center’s capital, plus (d) to the extent not included in consolidated net income, 100% of the amount received in cash from the sale or other disposition of certain investments, provided that certain conditions are satisfied, including that Guitar Center would, at the time of the proposed payment and after giving pro forma effect thereto, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture. Similar provisions regarding dividends and other distributions payable by Holdings are included in the senior PIK notes indenture.

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

Contractual obligations and commercial commitments

The following table reflects our significant contractual cash obligations as of December 31, 2012. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period (dollars in millions)
	Total	2013	2014 – 2015	2016 – 2017	2018 and thereafter
Guitar Center:
Long-term debt obligations(1)	$1,016.7	$5.9	$20.8	$990.0	$—
Interest on long-term debt(2)	366.4	80.1	158.8	127.5	—
Operating lease obligations(3)	356.4	76.8	130.9	80.5	68.2
Management advisory agreement (4)	19.0	4.0	8.0	7.0	—
Total	1,758.5	166.8	318.5	1,205.0	68.2
Holdings:
Long-term debt obligations (5)	564.7	129.8	—	—	434.9
Interest on long-term debt (6)	332.9	67.4	122.5	122.6	20.4
Total	897.6	197.2	122.5	122.6	455.3

(1)                                 Includes payment of the term loan and senior notes. Does not include interest payments for estimated future borrowings on the asset-based revolving credit facility.

(2)                                 Includes interest on the outstanding long-term debt of Guitar Center. Future interest on the floating-rate term loan assumes the rate in effect as of December 31, 2012 will remain constant in future periods. Does not include amounts for interest on estimated future borrowing on the asset-based revolving credit facility.

(3)                                 Represents minimum rent payments for operating leases under current terms. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with leased property and equipment. These amounts have ranged between approximately 34% and 38% of the total lease expense over the previous three years.

(4)                                 Represents minimum fees payable under an advisory agreement with Bain Capital, in effect until October 2017.

(5)                                 Represents principal payments on the senior PIK notes. Includes the principal payment of $129.8 million that we expect to make in April 2013 related to paid-in-kind interest on the senior PIK notes.

(6)                                 Consists of interest on the senior PIK notes.

Inflation and changing prices

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, we have experienced increases in freight and we have also been experiencing increased product costs as the commodity and labor prices in Asia, particularly in China, have been rising.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K that have or are reasonably likely to have a material current or future on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

For long-lived assets, such as property and equipment and intangible assets with finite lives, we evaluate for impairment by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.  If a potential impairment is identified, we recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the asset.  Fair value may be determined based, in part, on appraisal values assessed by third parties, if deemed necessary, or a discounted future cash flows analysis.

Goodwill and other intangible assets

We evaluate goodwill and intangible assets with indefinite lives for impairment annually and we evaluate all intangible assets for impairment whenever events or changes in circumstances indicate that the assets may be impaired.

We perform a qualitative assessment annually of each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill is more likely than not impaired, we perform the quantitative two step goodwill impairment test. If the qualitative assessment indicates that goodwill of a reporting unit does not meet the more-likely-than-not threshold for impairment, we do not perform a quantitative impairment test for the reporting unit.

The quantitative goodwill impairment test is a two-step test.  In the first step of the test, we evaluate goodwill for impairment by comparing the estimated fair value of each reporting unit that has goodwill to its carrying value.  We estimate the fair value of each reporting unit using a combination of market multiple and discounted cash flow analyses, and comparable transactions whenever possible.  If the step one analysis indicates goodwill may be impaired, we perform the second step of the test by allocating the reporting units’ fair values to its assets and liabilities as if it had been acquired in a business combination.  We recognize an impairment loss for the amount by which the carrying amount of goodwill at the reporting unit exceeds the implied fair value of goodwill from the step two analysis.

We perform a qualitative assessment annually of our indefinite-lived intangible asset to determine if facts and circumstances indicate that an asset is more likely than not impaired. If the qualitative assessment indicates that an indefinite-lived intangible asset is more likely than not impaired, we compare the fair value of the intangible asset to its carrying amount. We recognize an impairment loss for the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair values of trademarks with indefinite lives are also determined using a discounted cash flow analysis.

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

Self-Insurance reserves

We maintain a self-insurance program for workers’ compensation of up to $500,000 per claim and medical insurance of up to $400,000 per claim. Excess amounts are covered by stop-loss insurance coverage, subject to an aggregate annual deductible of $100,000 for medical insurance claims. We recognize a liability for the undiscounted estimated ultimate cost of claims that are known, claims that are incurred but not reported and defense costs.  Our self-insurance reserves are based on an actuarial analysis of historical experience and trends in paid and incurred claims.

Sales returns

As part of our “satisfaction guaranteed” policy, we allow Guitar Center customers to return product generally within 30 days after the date of purchase, and we allow our direct response segment customers to return products within 45 days. Music & Arts customers have 30 days from the date of purchase to return products. We may also extend these return periods on an exception basis to accommodate customer returns for holiday season sales. We regularly review and revise, when deemed necessary, our estimates of sales returns based upon historical trends. While our estimates during the past few years have approximated actual results, actual returns may differ significantly from our estimates, either favorably or unfavorably, if factors such as economic conditions or the competitive environment differ from our expectations.

Credits and other vendor allowances

We receive cooperative advertising allowances (allowances from the manufacturer to subsidize qualifying advertising and similar promotional expenditures we make relating to the vendor’s products), price protection credits (credits from vendors with respect to in-stock inventory if the vendor subsequently lowers its wholesale price for such products) and vendor rebates (credits or rebates provided by vendors based on the purchase of specified products and paid at a later date).

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

Gift cards

We sell gift cards to our customers through our two gift card subsidiaries. Revenue from gift card sales is recognized upon redemption of the gift card. Other than a limited number of promotional gift cards, our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, which we refer to as “breakage.” Estimated breakage income is recognized as the remaining gift card values are redeemed and is recorded as a reduction of cost of goods sold.

Recently issued accounting pronouncements

See Note 1 in the combined notes to consolidated financial statements included in this annual report for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure arising from changes in interest rates on our term loan credit facility. The interest rates on our term loan facility reprice periodically, which will impact our earnings and cash flow.

A 1% increase in the floating interest rate on our term loan would result in approximately $6 million additional interest expense per year.

We are also exposed to interest rate risk on our variable rate asset-based revolving credit facility. Historically, we have not had material interest rate exposure on this credit facility as our borrowings have been in small amounts or for short time periods. We expect our usage of this credit facility to increase in 2013 and future years and our interest rate risk exposure will increase accordingly.

We do not anticipate hedging our interest rate risk on the term loan or the asset-based revolving credit facility in the near term. For the period from January 2008 to January 2013, we had hedged a portion of our interest rate risk on the term loan using interest rate cap agreements; these derivative instruments matured in December 2012 and January 2013.

The interest rates on our senior notes and senior PIK notes are fixed.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data are included as an annex to this annual report and incorporated herein by reference. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 3a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Executive officers and directors of Guitar Center are set forth below. Information regarding the management of Holdings is listed in the executive background descriptions below.

Name	Age	Position
Martin Hanaka	63	Interim Chief Executive Officer and Director
John Bagan	48	Executive Vice President, Merchandising
Dennis Haffeman	60	Executive Vice President, Human Resources
Frank Hamlin	44	Executive Vice President, E-Commerce and Marketing
Eugene Joly	59	Executive Vice President, Stores
Tim Martin	44	Executive Vice President, Chief Financial Officer
Erick Mason (a)	48	Executive Vice President, Chief Strategic Officer
Kenny O’Brien	57	Chief Executive Officer, Music & Arts
Stephen Zapf	47	President, Music & Arts
Marty Albertson	59	Non-Executive Chairman and Director
Jordan Hitch	46	Director
Matthew Levin	46	Director
Lew Klessel	45	Director
Tom Stemberg	64	Director

(a)         In March 2013, we announced that Mr. Mason had notified us of his intention to resign from his positions with Guitar Center and Holdings effective at the beginning of April.

With respect to our current directors, Messrs. Hitch, Levin, Klessel and Stemberg are affiliates of Bain Capital or its co-investors and Mr. Albertson is our former Chief Executive Officer. Mr. Hanaka was appointed in January 2013 to serve as a member of the Board of Directors and as interim Chief Executive Officer, filling a vacancy in the Board of Directors created by the departure of Gregory Trojan in October 2012. Directors are chosen by Bain Capital based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below). Our board has not determined any of our directors to be independent under the standards adopted by the New York Stock Exchange or the NASDAQ Stock Market, which do not apply to us as a privately held corporation.

The principal occupations and positions for at least the past five years of the executive officers and directors named above are as follows:

Martin Hanaka. Mr. Hanaka joined Guitar Center in January 2013 as our Interim Chief Executive Officer. Mr. Hanaka was Advisor of Golfsmith International Holdings, Inc. in November and December 2012 and previously served as a director and Chairman of the Board of Directors of Golfsmith International Holdings, Inc. from April 2007 to November 2012, Chief Executive Officer from June 2008 to November 2012 and President from June 2008 to February 2012. As a result of these and other professional experiences, Mr. Hanaka brings to our board deep knowledge of and expertise in finance, corporate strategy development and leading complex organizations, which strengthen the collective qualifications, skills and experience of our Board of Directors.

John Bagan. Mr. Bagan joined Guitar Center in June 2008 as Executive Vice President, General Merchandising Manager. In January 2011, Mr. Bagan became Executive Vice President, Chief Merchandising Officer. From 2002 to September 2006, Mr. Bagan served in a variety of roles at Albertson’s, a national supermarket and drug store chain, the last of which was Vice President HBC/GM Merchandising with responsibility across their grocery and drug channels. Mr. Bagan was not employed from October 2006 to May 2008. Prior to Albertson’s, Mr. Bagan held a variety of positions with increasing levels of responsibility at Morgan Stanley, American Stores and Target.

Dennis Haffeman. Mr. Haffeman joined Guitar Center in 2004 and currently serves as Executive Vice President, Human Resources.  Mr. Haffeman has held a number of positions in Guitar Center’s retail and corporate operations during his tenure at the company.  Mr. Haffeman was on the Transitional Leadership Team at Best Buy from 2001 to 2004.  Prior to that time, Mr. Haffeman served as the Chief Merchant and then Vice President of Stores and Operations for Mars Music and held senior leadership positions at Office Depot and Best Products.

Frank Hamlin. Mr. Hamlin joined Guitar Center in June 2010 as Executive Vice President, GM, E-Commerce and Marketing. In January 2011, Mr. Hamlin became Executive Vice President, Guitar Center Brands and beginning in July 2012, Mr. Hamlin also assumed responsibility for managing our direct response brands. From 2007 to May 2010, Mr. Hamlin was Executive Vice President Chief Operating Officer of E-Miles, LLC, an interactive marketing company. From 2004 to 2007, he was Director of Marketing, Central Market Division for H.E. Butt Grocery, a fresh, specialty and prepared foods retailer. Prior to that time, Mr. Hamlin held various positions with Brierly & Partners, E-Rewards, Arista Records and The Walt Disney Company.

Eugene Joly. Mr. Joly joined Guitar Center in October 2002 as Vice President of High Tech Merchandising and was promoted to Senior Vice President in 2004, to Executive Vice President of Merchandising of the Musician’s Friend division in September 2007 and to Executive Vice President of Stores in September 2008. Mr. Joly served as Vice President and General Manager of the TASCAM division of TEAC America from 1998 to 2002 and prior to that held senior leadership positions at several musical instrument retailers.

Tim Martin. Mr. Martin joined Guitar Center in October 2012 as our Executive Vice President and Chief Financial Officer. From December 2009 to July 2012, Mr. Martin was the Chief Financial Officer of Lands’ End, a division of Sears Holdings Corporation and a leading direct merchant of family apparel and accessories and home products. Mr. Martin was previously employed at Coldwater Creek, Inc., a multi-channel specialty retailer of women’s apparel, gifts, jewelry and accessories, serving as Vice President of Finance and Chief Accounting Officer from August 2006 to August 2007 and as Chief Financial Officer from September 2007 to November 2009. Prior to that, Mr. Martin served as Chief Accounting Officer and as Vice President of Finance/Global Commercial Operations for Amgen Inc., a pharmaceutical company, from August 2003 to May 2006. Mr. Martin also serves as Vice President and Assistant Secretary of Holdings.

Erick Mason. Mr. Mason joined Guitar Center in 1996 as our corporate controller. In January 1999, Mr. Mason was promoted to Senior Vice President, Finance, and in May 2001, Mr. Mason became our Senior Vice President of Operations and Finance. In March 2003, Mr. Mason was promoted to Executive Vice President and Chief Administrative Officer. In April 2006, Mr. Mason became our Chief Financial Officer. In October 2012, Mr. Mason became our Chief Strategic Officer, with responsibility to oversee strategic planning, supply chain, real estate, legal and information technology operations. From 1986 to 1996, Mr. Mason was employed by KPMG LLP, most recently as senior manager. Mr. Mason also serves as Vice President and Assistant Secretary of Holdings. In February 2013, Mr. Mason notified us of his intention to resign from his positions with Guitar Center and Holdings effective at the beginning of April.

Kenny O’Brien. Mr. O’Brien has been the Chief Executive Officer of Music & Arts since 1988, including the time since 2005 when Music & Arts was acquired by us.

Stephen Zapf. Mr. Zapf joined Musician’s Friend in 2006 as Executive Vice President, Marketing. In January 2010, Mr. Zapf became Executive Vice President, Multichannel and after briefly leaving Guitar Center from July to October 2012, Mr. Zapf was appointed President of Music & Arts in November 2012. Prior to Musician’s Friend, Mr. Zapf was the Chief Operating Officer of DBI, Inc. after its merger in 2002 with Music123.com, where Mr. Zapf was founder and served as Chief Executive Officer & President. Mr. Zapf began his career with McKinsey and Company.

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

Lew Klessel. Mr. Klessel is a Managing Director at Bain Capital, a position he has held since December 2011. Mr. Klessel joined Bain Capital in October 2005 as an Executive Vice President. Prior to joining Bain Capital, Mr. Klessel held several senior operating positions with Home Depot from 1997 to September 2005, including President of HD Supply’s Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot’s Strategic Business Development function. Prior to 1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young. Mr. Klessel serves on the board of directors of HD Supply, Inc. and Michaels Stores. Mr. Klessel also serves as a director and Vice President of Holdings. As a result of these and other professional experiences, Mr. Klessel brings to our board extensive experience in and knowledge of operating and managing complex organizations, particularly in the retail industry, which strengthen the collective qualifications, skills and experience of our Board of Directors.

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

Board Committees

Currently, the Board of Directors of Holdings has two active standing committees.

Audit Committee

Lew Klessel is currently the sole member of the Audit Committee. The board has determined that the Audit Committee member is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As Holdings is privately held and controlled by Bain Capital, the board has determined that it is not necessary to designate one or more of the Audit Committee members as an “audit committee financial expert” at this time. Mr. Klessel is not an independent director due to his affiliation with Bain Capital.

Under its charter, the Audit Committee is generally responsible for overseeing our financial reporting process and assists the board in fulfilling the board’s oversight responsibilities with respect to: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the qualifications and independence of our independent registered public accounting firm; and (iv) the performance of the independent registered public accounting firm and of our internal audit function.

Compensation Committee

Please see “Item 11. Executive Compensation-Compensation Discussion and Analysis” for a description of the roles and responsibilities of the Compensation Committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about the objectives and elements of our compensation philosophy, policies and practices with respect to the compensation of our executive officers who are listed in the Summary Compensation Table set forth below, which we refer to as our “named executive officers.”

The Compensation Committee of the Board of Directors of Holdings is comprised of Jordan Hitch and Matthew Levin. Both Mr. Hitch and Mr. Levin are affiliated with Bain Capital, our sponsor. As a result, none of the members of Compensation Committee has been deemed to be an independent director.

Compensation Program

Our philosophy in establishing compensation policies for our officers and executive officers, including our named executive officers, is to align compensation with our strategic goals and our sponsor’s growth objectives, while concurrently providing competitive compensation that enables us to attract and retain highly qualified executives. The principal guiding objectives of our compensation policies are to:

•                  fairly compensate our executive officers;

•                  attract and retain highly qualified individuals able to drive our financial performance and meet strategic goals;

•                  motivate executive officers to achieve exceptional levels of operating and financial performance; and

•                  align executive officers’ interests with the long-term goals of our stockholders.

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

To determine compensation levels for the executive officers, the Compensation Committee considers principally the consolidated financial performance of our company, including the achievement of financial and strategic initiatives. An executive officer’s compensation level relative to other executive officers is also influenced by that officer’s position and related responsibilities, length of service to our company and prior employment experience. For example, the total compensation of our former Chief Executive Officer and our interim Chief Executive Officer is greater than that of other current executive officers due to their leadership in setting overall strategic goals and considerable past experience as a chief executive. The compensation for Mr. Martin, our Chief Financial Officer, reflects his role in managing and leading our financial and accounting systems and his past experience in our industry fulfilling that role. The compensation for Mr. Mason, our Chief Strategic Officer, reflects his role in providing leadership for our technology, logistics and real estate functions and his more than 15 years of service to our company. The compensation for Mr. Joly, the Executive Vice President of Stores, reflects his role in directing the operations of our retail stores and his more than 10 years of service to our company. The compensation for Mr. O’Brien, the Chief Executive Officer of our Music & Arts business, reflects his more than 20 years of service to that business and his leadership of an important business segment. The compensation for Mr. Hamlin, the Executive Vice President responsible for our Guitar Center and direct response brands, reflects his role in directing the marketing and branding for our major brands.

The Compensation Committee also considers overall past compensation and incentives and seeks to appropriately motivate executives to achieve high levels of company performance. The Compensation Committee, through its members’ involvement in numerous other of our sponsor’s portfolio companies, has access to compensation-related information that serves to build our overall compensation program for employees generally, and for executive officers in particular.

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

Components of Compensation

Base Salaries

Base salaries for our named executive officers are generally established at what the Compensation Committee believes are competitive levels based on the members’ experience and knowledge of compensation paid by similar companies for similar positions and considering the scope of the individual’s responsibilities, individual performance and prior experience, our operating and financial performance and the achievement of planned financial and strategic initiatives. The Compensation Committee sets base salaries at levels designed to attract and retain highly qualified individuals able to drive our financial performance and meet strategic goals. Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee, but adjustments may occur at any time during a year at the discretion of the Compensation Committee.

The following table sets forth annual base salaries as of the end of 2012 and 2011 for our named executive officers:

	Base Salary
	2012	2011
Tim Martin (1)(2)	$425,000	$—
Erick Mason (2)	$423,500	$400,000
Frank Hamlin	$373,300	$335,000
Eugene Joly (2)	$372,000	$350,000
Kenneth O’Brien	$393,460	$382,000
Gregory Trojan (3)	$887,000	$850,000

(1)         Mr. Martin joined the company in October 2012.

(2)         Each of Mr. Joly, Mr. Martin and Mr. Mason also received a temporary salary increase in the amount of $50,000 per quarter for serving as a member of the Office of the Chief Executive, prorated for the period from October 29, 2012 to December 31, 2012.

(3)         The base salary of Mr. Trojan reflects his base salary as of the date of his resignation in November 2012.

The base salary actually earned by each of our named executive officers is listed below in the Summary Compensation Table.

Annual Bonuses

In 2012, the Compensation Committee approved the executive bonus plan to provide financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals.

Under the executive bonus plan, each named executive officer has an annual incentive target expressed as a percentage of base salary. Each named executive officer’s annual incentive award is based on EBITDA results for the enterprise or one or more of our business units, as well as an individual performance component. We believe that this methodology of determining the financial performance component of the annual bonus closely aligns the named executive officer’s interests with our stockholders’ interests, as it is a measure used in calculating financial ratios in several debt covenants in our asset-based credit facility and term loan and we believe it is an accurate indicator of our financial performance. We calculate EBITDA, for this purpose, as earnings (loss) before interest, tax, depreciation and amortization with certain adjustments.

Accordingly, each named executive officer was entitled to a bonus of up to a certain percentage of that executive officer’s base salary. The Compensation Committee sets the threshold, target and maximum performance levels for all of the executive officers. The final award depends upon the actual level of performance achieved. The Compensation Committee, however, retains the right to make adjustments in its sole discretion. The target levels of performance for the bonus goals were set at levels that the Compensation Committee believed to be reasonably achievable in view of our historical annual performance.

The following table sets forth bonus targets and performance weightings for 2012:

	Erick Mason	Frank Hamlin	Eugene Joly	Kenneth O’Brien	Gregory Trojan
Target Bonus
Percentage of base salary	75%	50%	50%	75%	100%

Performance target weightings
Adjusted EBITDA
Company	80%	80%	80%		80%
Music & Arts				60%
Free Cash Flow
Music & Arts				20%
Individual performance	20%	20%	20%	20%	20%
Total	100%	100%	100%	100%	100%

Mr. Martin was hired as our Chief Financial Officer effective October 1, 2012 and his bonus was set pursuant to his offer of employment.

For 2012, the Compensation Committee established target levels for bonuses, with threshold bonuses beginning at 94% of target, and maximum bonuses being obtained at 120% of target.

The following tables set forth the bonus performance targets and achievement in 2012:

	Company	Music & Arts
Adjusted EBITDA
Target (in millions)	$232.0	$23.0
Percentage of target achieved	86.2%	91.4%
Percentage of target bonus target earned	0%	0%

Free Cash Flow
Target (in millions)		$14.0
Percentage of target achieved		91.5%
Percentage of target bonus earned		0%

	Erick Mason	Frank Hamlin	Kenneth O’Brien	Eugene Joly	Gregory Trojan
Individual performance	(1)	20%	20%	20%	(2)

(1)         In connection with Mr. Mason’s departure from the company, he will receive payments in accordance with the terms of his severance agreement.

(2)         Mr. Trojan did not receive a bonus in connection with his departure from the company in November 2012.

Actual bonus amounts earned by our named executive officers for 2012 are listed below in the Summary Compensation Table.

Long-Term Equity-Based Compensation

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

We have used grants of stock options as our principal form of equity incentive because we believe stock options are an effective means to align the long-term interests of our executive officers with those of our stockholders. The options attempt to achieve this alignment by providing our executive officers with equity incentives that vest over time or upon the occurrence of certain events. The value of an option is at risk for the executive officer and is entirely dependent on the value of a share of our stock. The value of our stock is dependent in many ways on management’s success in achieving our goals. If the price of our common stock drops, for any reason, over the vesting period of the option, the value of the option to the executive will drop and could become worthless.

The size of each option award is intended to offer the executive a meaningful opportunity for stock ownership relative to his or her position and reflects our Compensation Committee’s assessment of market conditions affecting the position as well as the individual’s potential for future responsibility within our company. Awards are generally granted in the year that an executive officer commences employment. Additional options may be granted in the discretion of the Compensation Committee. The size of option grants is determined by the Compensation Committee, typically based on the recommendation of our Chief Executive Officer (except with respect to his own option grants). Options granted to our named executive officers in 2012 are listed below in the Summary Compensation Table and the Grants of Plan-Based Awards table.

We may in the future grant other forms of equity incentives, subject to the Compensation Committee’s discretion, to ensure that our executives are focused on long-term value creation.

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

Options. Unless otherwise provided in an award agreement, options granted under the option plan have a ten year contractual term and are divided into three equal tranches. Each tranche is subject to a five-year service-based vesting period with 20% vesting on each anniversary date based on the original grant date. The vesting of tranche 3 awards is also dependent on achievement of performance- and market-based vesting conditions, requiring the realization in a liquidity event of an investment return equal to one and one-half times the investment by Bain Capital, or approximately $900 million based on an investment of approximately $600 million. Tranche 3 awards are only deemed fully vested when they have both time vested and performance vested. As of December 31, 2012, all outstanding tranche 1 and 3 awards have an exercise price of $63.00 per share and all outstanding tranche 2 awards have an exercise price of $31.50 per share. As of December 31, 2012, there were also 13,610 fully vested stock option awards outstanding with an exercise price of $26.26 per share. These awards are not subject to the service or performance- and market-based vesting conditions of other awards granted under the plan.

The plan provides for accelerated vesting of unvested stock options if there is a change in control, as defined in the option plan, or if Bain Capital fails to own at least 10% of our aggregate common stock after an initial public offering. However, no named executive officer would have received a payment or benefit as a result of this provision if a change in control had occurred as of December 31, 2012 because the value of our common stock did not exceed the exercise price of options held on that date.

The size of each award was based on each named executive officer’s position and the total target compensation packages deemed appropriate for such positions. The Compensation Committee believes these awards were reasonable and consistent with the nature of the individuals’ responsibilities and satisfied the goals of competitive compensation and the retention of key executive officers.

Rollover options. The Compensation Committee issued options as consideration for the agreement of the respective participant to forgo the exercise of options issued by subsidiaries of Holdings prior to the original effective date of the option plan in connection with the Transactions in 2007. We refer to these options as “rollover options.” However, the Compensation Committee has discretion to determine the quantity, price and the terms and conditions of future awards of rollover options.

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

Outstanding rollover options as of December 31, 2012 had exercise prices ranging from $22.82 to $24.17.

Other Benefits and Perquisites

Our named executive officers also receive various other benefits and perquisites. During 2012, these benefits included company-paid medical benefits and either a car allowance or the eligibility to participate in our company provided car program. The Compensation Committee and the Board of Directors believe these benefits and perquisites are reasonable and consistent with the nature of our named executive officers’ responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Holdings has responsibility for determining the compensation of our named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors of Holdings that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012 and such other filings with the SEC as may be appropriate.

Compensation Committee

Jordan Hitch

Matthew Levin

Compensation Tables

The following tables provide information regarding the compensation earned by our named executive officers during 2012, 2011 and 2010.

Summary Compensation Table

The following table provides information for 2012, 2011 and 2010 concerning compensation earned for services rendered in all capacities by our named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Tim Martin, Executive Vice President, Chief Financial Officer (4)(5)	2012	$132,692	$79,688	—	$18,843	$231,223
Erick Mason, Executive Vice President, Chief Strategic Officer (5)	2012	449,817	—	—	27,773	477,590
	2011	399,375	120,000	5,604	31,960	556,939
	2010	367,500	82,687	128,905	27,224	606,316
Frank Hamlin, Executive Vice President, E-Commerce and Marketing (6)	2012	339,682	33,500	—	91,027	464,209
	2011	335,000	100,650	33,663	32,169	501,482
	2010	190,385	42,650	72,000	11,250	316,285
Eugene Joly, Executive Vice President, Stores (5)(6)	2012	385,202	35,000	—	22,185	442,387
	2011	349,132	122,500	55,170	32,169	558,971
	2010	302,654	67,100	23,434	27,224	420,412
Kenneth O’Brien, Chief Executive Officer, Music & Arts	2012	390,815	57,300	—	5,352	453,467
	2011	382,000	237,827	467	4,415	624,709
	2010	371,315	284,056	7,372	5,225	667,968
Gregory Trojan, Chief Executive Officer (6)(7)	2012	824,414	—	95,951	29,720	950,085
	2011	850,000	340,000	—	38,675	1,228,675
	2010	657,692	198,750	270,132	36,257	1,162,831

(1)         The amounts in this column reflect the cash awards earned by our named executive officers under the executive bonus plan attributable for the year, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis—Compensation Elements—Annual Bonuses.”

(2)         The amounts in this column represent the grant date fair value of stock option awards granted to the named executive officers during the fiscal year. The grant date fair value for the awards is computed in accordance with FASB ASC Topic 718, using the assumptions stated in the notes to consolidated financial statements included in this annual report. Because Holdings is a privately-held company and there is no market for its common stock, the estimated fair value of its common stock is determined by our Board of Directors based on available information that is material to the value of its common stock, including any third party valuation reports, the principal amount of our indebtedness, our actual and projected financial results and fluctuations in the market value of publicly-traded companies in our industry.

(3)         The table below reflects the components of this column for 2012:

	Tim Martin	Erick Mason	Frank Hamlin	Eugene Joly	Kenneth O’Brien	Gregory Trojan
Medical (a)	$—	$5,714	$5,714	$3,435	$—	$5,714
Automobile (b)	4,500	22,059	18,750	18,750	5,352	24,006
Relocation (c)	14,343	—	66,563	—	—	—
Total	$18,843	$27,773	$91,027	$22,185	$5,352	$29,720

(a)               Medical includes our payment of the employee portion of health insurance premiums for the period from January 1, 2012 until June 30, 2012, including reimbursement of associated income taxes.

(b)               Automobile includes either an automobile allowance or the incremental costs to us associated with the named executive officer’s use of a company car, including the value of the use of the company car, automobile insurance costs incurred on behalf of each named executive officer, fuel expenses and maintenance expenses.

(c)                Relocation benefits include amounts provided to the named executive officer for travel, lodging and automobile expenses that are treated as income for federal income tax purposes, including reimbursement of associated income taxes.

(4)         Mr. Martin joined the company in October 2012.

(5)         Salary amounts for 2012 reflect a temporary salary increase of $34,615 for serving as the Office of the Chief Executive from October 29, 2012 until December 31, 2012.

(6)         Certain stock option awards granted in 2011 and 2010 are subject to performance and market conditions that must be met for the stock options to become vested and exercisable. The grant date fair value of stock option awards included in the compensation table reflects the probable achievement of the performance conditions on the grant date and the expected aggregate compensation cost that will be recognized over the service period in accordance with FASB ASC Topic 718. If different from the amounts presented in the summary compensation table, the grant date fair value of stock option awards, assuming full achievement of performance conditions, was as follows:

	Year	Option Awards
Frank Hamlin	2011	$43,432
	2010	88,900
Eugene Joly	2011	71,070
Gregory Trojan	2010	332,408

(7)         Mr. Trojan left the company in November 2012.

Grants of Plan-Based Awards

The following table sets forth the plan-based awards granted to our named executive officers during 2012. In addition, Mr. Martin was eligible to receive a grant of options to purchase 85,000 shares of common stock of Holdings, subject to approval by the compensation committee of Holdings. As of December 31, 2012, this stock option award had not yet been approved and granted.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (1)
Gregory Trojan (2)	11/30/2012	13,610	26.26	$95,951

(1)         Because Holdings is privately held and there is no market for its common stock, the estimated fair value is determined by the Board of Directors as of March 31 each year based on available information that is material to the stock value. Relevant information includes third party valuation reports, indebtedness, actual and projected financial results and the market value of publicly traded companies in the retail industry. Stock option awards were valued based on a price per share of $23.08, which was the estimated fair value of Holdings’ common stock on March 31, 2012.

(2)         Stock option awards granted to Mr. Trojan in 2012 were fully vested on the grant date.

Outstanding Equity Awards at Year-End

The following table presents the unexercised and unvested stock options held by named executive officers at December 31, 2012. Each equity grant is shown separately for each named executive officer. Based on the terms of the grants, tranche 1 and tranche 2 awards vest and become exercisable in equal annual installments on the first five anniversaries of the grant date. Tranche 3 awards vest in equal annual installments on the first five anniversaries of the grant date, but only when market and performance conditions specified in the plan have been met. No named executive officers hold any stock awards.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Erick Mason, Executive Vice President and Chief Financial Officer (1)(2)
Rollover Options	18,879	—	22.82	10/12/2020
Rollover Options	588	—	24.17	6/1/2021
Tranche 1	21,041	5,459	63.00	12/29/2019
Tranche 2	15,900	10,600	31.50	12/29/2019
Tranche 3	—	26,500	63.00	12/29/2019
Frank Hamlin, Executive Vice President, E-Commerce and Marketing (3)
Tranche 1	4,000	6,000	63.00	7/20/2020
Tranche 2	4,000	6,000	31.50	7/20/2020
Tranche 3	—	10,000	63.00	7/20/2020
Tranche 1	667	2,666	63.00	11/4/2021
Tranche 2	667	2,666	31.50	11/4/2021
Tranche 3	—	3,334	63.00	11/4/2021
Eugene Joly, Executive Vice President, Stores (1)(4)(5)
Rollover Options	3,432	—	22.82	10/12/2020
Rollover Options	107	—	24.17	6/1/2021
Tranche 1	7,940	2,060	63.00	12/29/2019
Tranche 2	6,000	4,000	31.50	12/29/2019
Tranche 3	—	10,000	63.00	12/29/2019
Tranche 1	1,000	4,000	63.00	3/10/2021
Tranche 2	1,000	4,000	31.50	3/10/2021
Tranche 3	—	5,000	63.00	3/10/2021
Kenneth O’Brien, Chief Executive Officer, Music & Arts (1)(6)
Rollover Options	1,081	—	22.82	10/12/2020
Rollover Options	49	—	24.17	6/1/2021
Tranche 1	7,940	2,060	63.00	12/29/2019
Tranche 2	6,000	4,000	31.50	12/29/2019
Tranche 3	—	10,000	63.00	12/29/2019
Gregory Trojan, Chief Executive Officer (7)	13,610	—	26.26	11/30/2022

(1)         Rollover option awards granted on October 12, 2010 and June 1, 2011 were fully vested and exercisable on the grant date.

(2)         Option awards were granted to Mr. Mason on December 29, 2009, of which 12,853 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(3)         Option awards were granted to Mr. Hamlin on July 20, 2010 and November 4, 2011which vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(4)         Option awards were granted to Mr. Joly on December 29, 2009, of which 4,850 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(5)         Option awards were granted to Mr. Joly on March 10, 2011, vesting at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(6)         Option awards were granted to Mr. O’Brien on December 29, 2009, of which 4,850 tranche 1 options were fully vested and exercisable on the grant date. The remaining options vest at a rate of 20% on each of the first five anniversaries of the grant date, or immediately on a change in control. Vesting for tranche 3 options is also conditioned on the achievement of a specified investment return by the majority stockholders.

(7)         Option awards were granted to Mr. Trojan on November 30, 2012 upon his departure from the company, all of which were fully vested and exercisable on the grant date. All other stock option awards held by Mr. Trojan were canceled.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options or earned vested stock awards during 2012.

Restricted Stock Unit Exercises and Shares Vested

None of our named executive officers hold any restricted stock awards or other stock awards, including any that vested during 2012.

Pension Benefits

We did not sponsor any qualified or nonqualified defined benefit plans during 2012.

Nonqualified Deferred Compensation

We did not provide any deferred compensation programs or benefits during 2012.

Employment and Severance Agreements

Mr. Hamlin, Executive Vice President, E-Commerce and Marketing

Mr. Joly, Executive Vice President, Stores

We are party to severance benefits agreements with Messrs. Hamlin and Joly. Under these agreements, we may elect to terminate the executive’s agreement by providing notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreements contain customary intellectual property, non-disclosure, non-competition and non-solicitation provisions that extend for one year after the termination of employment.

The severance benefits agreements provide that if the executive is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary, payable over 12 months, (ii) an annual bonus equal to his last annual cash bonus, (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if continuation is elected,  commencing on the date of termination and ending after 12 months if the date of termination. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If the executive is terminated for cause, he is entitled only to receive his base salary to the extent any amounts have accrued.

Under these severance benefits agreements, “reasonable justification” is defined as the occurrence of any of the following events: (i) the executive is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

Under these severance benefits agreements, “cause” is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

Mr. Mason, Chief Strategic Officer

We are party to a severance benefits agreement with Mr. Mason. We may elect to terminate Mr. Mason’s agreement by providing him notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreement contains customary intellectual property, non-disclosure, non-competition and non-solicitation provisions that extend for one year after the termination of Mr. Mason’s employment.

Mr. Mason’s severance benefits agreement provides that if Mr. Mason is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary payable over the 12 month period commencing on the date of termination, (ii) an annual bonus equal to the “target bonus,” (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if Mr. Mason elects continuation for the 12 month period commencing on the date of termination. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If Mr. Mason is terminated for cause, he is entitled only to receive his base salary to the extent any amounts have accrued.

Under Mr. Mason’s severance benefits agreement, “reasonable justification” is defined as the occurrence of any of the following events: (i) he is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

Under Mr. Mason’s severance benefit agreement, “cause” is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

In February 2013, Mr. Mason notified us of his intention to resign from his positions with Guitar Center and Holdings effective at the beginning of April. He will receive payments in 2013 according to the terms of his severance benefits agreement.

Mr. O’Brien, Chief Executive Officer, Music & Arts

We are party to an employment agreement with Mr. O’Brien. We may elect to terminate his agreement by providing Mr. O’Brien notice at least 15 but less than 120 days prior to the closing of a public offering of our common stock for cash, and in that case the termination will be effective upon closing of that offering. The agreement contains customary intellectual property and non-disclosure provisions that extend after the termination of the agreement. We also are a party to a non-compete agreement with Mr. O’Brien in connection with our purchase of the Music & Arts business that contains customary provisions and extends for a period of five years from the acquisition date or date of termination, whichever is later.

Mr. O’Brien’s employment agreement provides that if Mr. O’Brien is terminated without cause or if he terminates with reasonable justification, he is entitled to (i) cash severance equal to his current annual base salary payable, payable over 12 months commencing on the date of termination, (ii) an annual bonus equal to his last annual cash bonus, (iii) unpaid vacation accrued through the date of termination, (iv) reimbursement of expenses and (v) health insurance coverage, if Mr. O’Brien elects continuation for the period commencing on the date of termination and ending after 12 months. All equity incentives received up to the date of termination will continue to be governed by the option plan or other plans in effect. If Mr. O’Brien is terminated for cause, he is entitled only to receive his base salary only to the extent any amounts have accrued, plus unpaid vacation accrued through the date of termination and the reimbursement of expenses.

Under Mr. O’Brien’s employment agreement, “reasonable justification” is defined as the occurrence of any of the following events: (i) he is directed to perform an act which he reasonably believes to be in contravention of law, (ii) there has been a material reduction in his title or responsibilities, (iii) there has been a material reduction of his base salary or target bonus opportunity, (iv) he is required to relocate (within specified parameters) after having objected to such relocation and (v) there is a material failure by us to perform our obligations.

Under Mr. O’Brien’s employment agreement, “cause” is generally defined as (i) the failure to perform lawful duties, (ii) the repeated material neglect of duties, (iii) the commission of fraud, theft or criminal dishonesty, (iv) the commission of any act involving moral turpitude (with certain qualifications) and (v) the material breach of the agreement.

Mr. Trojan, Chief Executive Officer

Mr. Trojan resigned his positions with Holdings and Guitar Center effective in November 2012.

Other than the stock option award described under “Grants of Plan-Based Awards,” Mr. Trojan did not receive any separation payments or post-employment benefits in connection with his termination.

Potential Payments upon Termination or Change of Control

We have an employment agreement with Mr. O’Brien and a severance benefits agreement with Mr. Mason. See “Employment and Severance Agreements.” As such, potential payments that could be received by our named executive officers upon termination of employment or a change-in-control would be related to these agreements and equity-based incentive awards granted under the option plan.

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

The option plan provides for the acceleration of the vesting of options upon the occurrence of certain events. All outstanding options will become fully time vested upon a change of control or the closing of an initial public offering where our sponsors fail to own 10% of their originally purchase common stock. However, no currently unvested options were in the money as of December 31, 2012, and as a result no proceeds would have been payable with respect to those options.

The following table shows amounts that would have been payable to our named executive officers had that officer been terminated without cause or with reasonable justification on December 31, 2012. No named executive officer has unvested stock options that were in the money as of December 31, 2012. All amounts are paid subject to the executive’s continued compliance with applicable non-disclosure, non-solicitation and non-compete provisions in his agreement as of the payment date.

Name	Benefit(1)(2)(3)	Termination without cause or with reasonable justification
Tim Martin	Base salary continuation	$425,000
	Bonus	79,688
	Continuation of benefits	—
	Total	504,688
Erick Mason	Base salary continuation	$423,500
	Bonus	317,625
	Continuation of benefits	11,438
	Total	752,563
Frank Hamlin	Base salary continuation	$373,300
	Bonus	100,650
	Continuation of benefits	15,351
	Total	489,301
Eugene Joly	Base salary continuation	$372,000
	Bonus	122,500
	Continuation of benefits	6,399
	Total	500,899
Kenneth O’Brien	Base salary continuation	$393,460
	Bonus	237,827
	Continuation of benefits	8,866
	Total	640,153

(1)         Base salary continuation would include continued payments equal to base salary over the severance period, payable with normal payrolls.

(2)         The named executive officers would receive a payment equal to the last annual cash bonus, other than Mr. Mason who would receive a payment equal to his target annual cash bonus and Mr. Martin whose bonus was calculated in accordance with his offer of employment.

(3)         Continuation of benefits consists of company payments of the executive’s COBRA premiums over the severance period.

Director Compensation

Other than Mr. Albertson pursuant to his non-executive chairman agreement, the members of the Board of Directors are not paid any fees for services as directors. However, they are entitled to receive reimbursement for expenses incurred in connection with rendering director services.

Pursuant to his non-executive chairman agreement, for his services as non-executive chairman of the Board of Directors, Mr. Albertson is entitled to an annual salary of $1,000,000 and health and welfare insurance coverage at the same rate of contribution as in effect for executive vice presidents.  Upon the expiration of the initial term of his appointment as chairman, on August 1, 2014, if Mr. Albertson’s agreement is renewed, Mr. Albertson will be entitled to receive an annual salary of $300,000 and the continuation of the health and welfare insurance coverage.  If his agreement is not renewed, or if renewed, upon termination, Mr. Albertson will be entitled to purchase medical, dental and vision coverage under the our employee benefit plans until he attains the age of 65.  If Mr. Albertson is terminated without “cause”, his non-executive chairman agreement entitles him to payment of the aggregate amount of base salary payments that would have been paid after the date of termination until its expiration on August 1, 2014, payable (i) in pro rata monthly installments until the date of the second anniversary of the agreement, if the agreement is terminated before its second anniversary and (ii) 30 days after termination in a lump sum, if terminated after its second anniversary.  Upon termination for any reason during any extension period, Mr. Albertson will only be entitled to receive accrued and unpaid benefits.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Transactions, all of Guitar Center’s outstanding stock is beneficially owned by Holdings.  The following table sets forth, as of March 15, 2013, certain information regarding the ownership of common stock of Holdings by:

•                  each person who is the beneficial owner of more than 5% of its outstanding common stock;

•                  each member of the Board of Directors of Holdings and our named executive officers; and

•                  all named executive officers and directors as a group.

Beneficial ownership is based upon 9,740,160 shares of common stock outstanding as of March 15, 2013 plus the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days.

Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Shares
Principal Stockholder:
Bain Capital Investors, LLC (2)	9,630,399	91.6%
Directors and Named Executive Officers:
Tim Martin	—	—
Erick Mason	60,449	0.6
Frank Hamlin	9,333	0.1
Kenneth O’Brien	16,356	0.2
Eugene Joly	22,214	0.2
Marty Albertson	278,334	2.7
Jordan Hitch(2)	—	—
Matthew Levin(2)	—	—
Lew Klessel (2)	—	—
Tom Stemberg	—	—
All Directors and Officers as a Group (14 persons)	408,410	4.0%

(1)         Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the number of shares shown includes outstanding shares of common stock owned as of March 15, 2012 by the person indicated.

(2)         Includes: (i) 9,289,701 shares of common stock held by Bain Capital Integral Investors 2006, LLC (“Integral Investors”), (ii) 69,471 shares of common stock held by BCIP TCV, LLC (“BCIP TCV”) and (iii) 1,227 shares of common stock held by BCIP-G Associates (“BCIP-G”).  Bain Capital Investors, LLC (“BCI”) is the Administrative Member of and makes investment and voting decisions on behalf of each of Integral Investors and BCIP TCV.  BCI is also the Managing General Partner of BCIP-G.  As a result of these relationships, BCI may be deemed to control Integral Investors, BCIP TCV and BCIP-G, and thus may be deemed to share voting and dispositive power with respect to the shares of Holdings held by such entities.  BCI expressly disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares directly owned by Integral Investors, BCIP TCV and BCIP-G.  Messrs. Levin, Klessel and Hitch are Managing Directors and Members of BCI, and therefore may be deemed to share voting and dispositive power with respect to all of the shares of common stock beneficially owned by Integral Investors, BCIP TCV and BCIP-G.   The address for Integral Investors, BCIP TCV, BCIP-G, BCI and Messrs. Levin, Klessel and Hitch is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Equity Compensation Plan Information

On November 18, 2009, the Board of Directors approved the 2009 Amended and Restated Management Equity Plan. The following table provides information about equity awards under the above-mentioned plan as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	—	—	—
Equity compensation not approved by security holders	877,456	$45.11	443,410
Total	877,456	$45.11	443,410

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Transactions

In connection with the Transactions, we entered into a number of agreements with related parties, including Bain Capital and members of our senior management. These agreements were entered into as of October 9, 2007, and the material terms of these agreements are summarized below.

Shareholders Agreement

We are party to a shareholders agreement with Bain Capital, a co-investor that owns less than 5% of Holdings’ common stock and members of our senior management who own securities of Holdings. Subject to specified conditions, the agreement requires the shareholders to consent to any sale of Guitar Center or Holdings to a non-affiliate of Bain Capital if the sale is approved by Bain Capital. This provision generally applies to any set of transactions that results in the acquisition, by a person or group of related persons, of substantially all of Holdings’ assets or Holdings’ equity with sufficient voting power to elect a majority of its directors. However, a public offering of Holdings’ stock is not subject to this provision.

The shareholders agreement also contains provisions with respect to the registration of our common stock. These provisions provide Bain Capital with the right at any time, subject to certain conditions, to request us, any corporate successor thereto or any of our subsidiaries, to register at our expense any or all of its securities under the Securities Act on Form S-1, which we refer to as a “long-form registration,” or on Form S-3, which we refer to as a “short form registration.” In addition, following an initial public offering by us, subject to certain conditions, Bain Capital will have the right to request unlimited short-form registrations at our expense. We are not required, however, to affect any long-form registration within a fixed amount of days after the effective date of a previous long-form registration or a previous registration in which Bain Capital was given the piggyback rights described in the following sentence. At our expense, Bain Capital and members of our management holding securities are entitled, subject to certain underwriter cutbacks, to the inclusion of their securities in any registration statement used by us to register any offering of our equity securities (other than pursuant to an initial public offering or a registration on Form S-4).

Advisory Agreement

We are party to an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services. Pursuant to the agreement, we pay Bain Capital a periodic fee of $1 million per quarter plus reimbursement for reasonable out-of-pocket fees. This quarterly fee will be adjusted to an amount mutually agreed on by Bain Capital and us following an initial public offering. Additionally, we pay Bain Capital a fee equal to 1% of the transaction value of each acquisition, disposition or divesture involving us. In connection with this agreement, we paid Bain Capital fees of $4.5 million in 2010, $4.8 million in 2011 and $4.6 million in 2012. The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination; the agreement terminates automatically upon a change of control. If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses. The agreement includes customary indemnities in favor of Bain Capital.

Consulting Agreement

On October 9, 2007, Bain Capital entered into a consulting agreement with Mr. Stemberg, one of our and Holdings’ directors. Pursuant to the consulting agreement, Bain Capital pays Mr. Stemberg a periodic fee of $25,000 per quarter in exchange for his board level services to us and Holdings.

Other Arrangements

During each of 2012, 2011 and 2010, we made payments of approximately $0.6 million to MACBEN, LLC, a Maryland limited partnership (“MACBEN”), under the Music & Arts leases for its headquarters building located in Frederick, Maryland. Kenneth O’Brien, the Chief Executive Officer of Music & Arts, owns a 30% interest in MACBEN. We entered into this lease in connection with our acquisition of Music & Art Center, Inc., in April 2005.

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

Item 14. Principal Accounting Fees and Services

KPMG, LLP served as our independent registered public accounting firm for the years ended December 31, 2012 and 2011. The following table presents the aggregate fees incurred for services rendered by KPMG during 2012 and 2011, respectively. The fees listed below were pre-approved by our Audit Committee pursuant to the Audit Committee’s pre-approval policy.

Service Type	2012	2011
Audit Fees(1)	$1,294,000	$1,557,700
Tax Fees(2)	187,810	95,500
Total Fees	$1,481,810	$1,653,200

(1) Consists of fees for professional services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2012 and 2011; the reviews of the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q during 2012 and 2011; consultations on accounting matters; and SEC registration statements.

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

	(2)	Supplementary financial statement schedules

Schedule I — condensed financial information of registrant

Schedule II — valuation and qualifying accounts

Other schedules have not been included because they are not applicable.

	(3)	Exhibits

The exhibits listed in the accompanying Index to Exhibits attached hereto are filed or incorporated by reference into this Annual Report on Form 10-K.

(b)

Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Guitar Center, Inc.	S-4	333-175270	3.1	6/30/2011

3.2	Bylaws of Guitar Center, Inc.	S-4	333-175270	3.2	6/30/2011

3.3	Restated Certificate of Incorporation of Guitar Center Holdings, Inc.	S-4	333-175270	3.3	6/30/2011

3.4	Bylaws of Guitar Center Holdings, Inc.	S-4	333-175270	3.4	6/30/2011

3.5	Certificate of Incorporation of Guitar Center Stores, Inc.	S-4	333-175270	3.5	6/30/2011

3.6	Bylaws of Guitar Center Stores, Inc.	S-4	333-175270	3.6	6/30/2011

3.7	Certificate of Incorporation of Music123, Inc.	S-4	333-175270	3.7	6/30/2011

3.8	Bylaws of Music123, Inc.	S-4	333-175270	3.8	6/30/2011

3.9	Certificate of Incorporation of Musician’s Friend, Inc.	S-4	333-175270	3.9	6/30/2011

3.10	Amended and Restated Bylaws of Musician’s Friend, Inc.	S-4	333-175270	3.10	6/30/2011

3.11	Certificate of Incorporation of GTRC Services, Inc. (formerly known as KORVAL, Inc.)	S-4	333-175270	3.11	6/30/2011

3.12	Certificate of Amendment of Certificate of Incorporation of KORVAL, Inc., changing name to GTRC Services, Inc.	S-4	333-175270	3.12	6/30/2011

3.13	Bylaws of GTRC Services, Inc. (formerly known as KORVAL, Inc.)	S-4	333-175270	3.13	6/30/2011

3.14	Certificate of Formation of Harmony Central Group, LLC.	S-4	333-175270	3.14	6/30/2011

3.15	Limited Liability Company Agreement of Harmony Central Group, LLC.	S-4	333-175270	3.15	6/30/2011

3.16	Articles of Organization of Guitar Center Gift Card Company, LLC.	S-4	333-175270	3.16	6/30/2011

3.17	Limited Liability Company Operating Agreement of Guitar Center Gift Card Company, LLC.	S-4	333-175270	3.17	6/30/2011

3.18	Certificate of Incorporation of Woodwind & Brasswind, Inc.					X

3.19	Bylaws of Woodwind & Brasswind, Inc.					X

4.1	Amended and Restated Indenture, dated as of March 2, 2011, by and among Guitar Center, Inc., the initial guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company N.A., as trustee, governing the 11.50% Senior Notes due 2017.	S-4	333-175270	4.1	6/30/2011

4.2	Form of 11.50% Senior Notes due 2017 (included in Exhibit 4.1)	S-4	333-175270	4.1	6/30/2011

4.3	Amended and Restated Indenture, dated as of March 2, 2011, by and between Guitar Center Holdings, Inc., and The Bank of New York Mellon Trust Company N.A., as trustee, relating to the 14.09% Senior PIK Notes due 2018.	S-4	333-175270	4.3	6/30/2011

4.4	Form of 14.09% Senior PIK Notes due 2018 (included in Exhibit 4.3)	S-4	333-175270	4.3	6/30/2011

4.5	Exchange and Registration Rights Agreement, dated August 7, 2008 (the “Senior Notes Exchange and Registration Rights Agreement”), by and among Guitar Center, Inc., the guarantors listed on the signature pages thereto, ACOF II GC Acquisition, L.P. and ACOF III GC Acquisition, L.P., relating to the 11.50% Senior Notes due 2017.	S-4	333-175270	4.5	6/30/2011

4.6	Letter Agreement, dated February 14, 2011, regarding the Senior Notes Exchange and Registration Rights Agreement.	S-4	333-175270	4.6	6/30/2011

4.7	Exchange and Registration Rights Agreement, dated August 7, 2008 (the “Senior PIK Notes Exchange and Registration Rights Agreement”), by and among Guitar Center Holdings, Inc., ACOF II GC Holdings (Direct), L.P. and ACOF III GC Holdings (Direct), L.P., relating to the 14.09% Senior PIK Notes due 2018.	S-4	333-175270	4.7	6/30/2011

4.8	Letter Agreement, dated February 14, 2011, regarding the Senior PIK Notes Exchange and Registration Rights Agreement.	S-4	333-175270	4.8	6/30/2011

4.9	Assignment and Assumption, dated as of March 2, 2011, among Guitar Center, Inc., Guitar Center Holdings, Inc., ACOF II GC Holdings (Direct), L.P. and ACOF III GC Holdings (Direct), L.P.	S-4	333-175270	4.9	6/30/2011

4.10	First Supplemental Indenture, dated as of March 30, 2012, by and among Guitar Center, Inc., Woodwind and Brasswind, Inc., as the new guarantor, and The Bank of New York Mellon Trust Company N.A., as trustee	10-Q	000-22207	4.1	5/14/2012

10.1	Credit Agreement, dated as of October 9, 2007 (the “Term Credit Agreement”), among Guitar Center, Inc., the facility guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.	S-4	333-175270	10.1	8/9/2011

10.2	First Amendment to the Term Credit Agreement, dated as of March 2, 2011.	S-4	333-175270	10.2	8/9/2011

10.3	Credit Agreement, dated as of October 9, 2007 (the “ABL Credit Agreement”), among Guitar Center, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.	S-4	333-175270	10.3	8/9/2011

10.4	First Amendment to the ABL Credit Agreement, dated as of November 5, 2007.	S-4	333-175270	10.4	6/30/2011

10.5	Second Amendment to the ABL Credit Agreement, dated as of March 2, 2011.	S-4	333-175270	10.5	8/9/2011

10.6	Security Agreement, dated as of October 9, 2007, by and among Guitar Center, Inc., as borrower, Guitar Center Stores, Inc. and Musician’s Friend, Inc., Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, as guarantors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.6	6/30/2011

10.7	Guaranty, dated as of October 9, 2007, by Guitar Center Holdings, Inc., Guitar Center Stores, Inc., Musician’s Friend, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.7	6/30/2011

10.8	Pledge Agreement, dated as of October 9, 2007, by and between Guitar Center Holdings, Inc., Guitar Center, Inc., Guitar Center Stores, Inc., Guitar Center Gift Card Company, LLC, Harmony Central Group, LLC and Musician’s Friend, Inc., as pledgors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the Term Credit Agreement.	S-4	333-175270	10.8	6/30/2011

10.9	Security Agreement, dated as of October 9, 2007, by and among Guitar Center, Inc., Guitar Center Stores, Inc. and Musician’s Friend, Inc., as borrowers, Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, as guarantors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the ABL Credit Agreement	S-4	333-175270	10.9	6/30/2011

10.10	Guaranty, dated as of October 9, 2007, by Guitar Center Holdings, Inc., Guitar Center Gift Card Company, LLC and Harmony Central Group, LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, relating to the ABL Credit Agreement.	S-4	333-175270	10.10	6/30/2011

10.11	Pledge Agreement, dated as of October 9, 2007, by and between Guitar Center Holdings, Inc., Guitar Center, Inc., Guitar Center Stores, Inc., Guitar Center Gift Card Company, LLC, Harmony Central Group, LLC and Musician’s Friend, Inc., as pledgors, and JPMorgan Chase Bank, N.A., as collateral agent, relating to the ABL Credit Agreement.	S-4	333-175270	10.11	6/30/2011

10.12	Intercreditor Agreement, dated as of October 9, 2007, by and between JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the ABL Credit Agreement, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the Term Credit Agreement.	S-4	333-175270	10.12	6/30/2011

10.13	Shareholders Agreement, dated as of October 9, 2007, by and among Guitar Center Holdings, Inc., Bain Capital Integral Investors 2006, LLC, BCIP Associates-G and the other persons identified on the signature pages thereto as co-investors.	S-4	333-175270	10.13	6/30/2011

10.14	Advisory Agreement, dated as of October 9, 2007, between Guitar Center Holdings, Inc., Guitar Center, Inc. and Bain Capital Partners, LLC.	S-4	333-175270	10.14	6/30/2011

10.15	Guitar Center Holdings, Inc. 2009 Amended and Restated Management Equity Plan. †	S-4	333-175270	10.15	6/30/2011

10.16	Form of Non-Qualified Stock Option under the 2009 Amended and Restated Management Equity Plan. †	S-4	333-175270	10.16	6/30/2011

10.17	Form of Non-Qualified Stock Option (rollover) under the 2009 Amended and Restated Management Equity Plan. †	S-4	333-175270	10.17	6/30/2011

10.18	Amendment No. 1 to the 2009 Amended and Restated Management Equity Plan. †	S-4	333-175270	10.18	6/30/2011

10.19	Non-Executive Chairman Agreement, dated as of August 11, 2010, between Guitar Center, Inc. and Marty Albertson. †	S-4	333-175270	10.19	6/30/2011

10.20	Employment Agreement, dated as of August 11, 2010, between Guitar Center, Inc. and Gregory A. Trojan. †	S-4	333-175270	10.20	6/30/2011

10.21	Executive Severance Benefits Agreement, dated as of April 28, 2010, between Guitar Center, Inc. and Erick Mason. †	S-4	333-175270	10.21	6/30/2011

10.23	Employment Agreement, dated as of April 15, 2005, between Music & Arts Center, Inc. and Kenneth O’Brien. †	S-4	333-175270	10.23	6/30/2011

10.24	Amendment No. 1 to Employment Agreement, dated as of October 9, 2007, between Music & Arts Center, Inc. and Kenneth O’Brien. †	S-4	333-175270	10.24	6/30/2011

10.25	Amendment No. 2 to Employment Agreement, dated as of December 8, 2008, between Guitar Center Stores, Inc. and Kenneth O’Brien. †	S-4	333-175270	10.25	6/30/2011

10.26	Amendment No. 3 to Employment Agreement, dated as of April 28, 2010, between Guitar Center Stores, Inc. and Kenneth O’Brien. †	S-4	333-175270	10.26	6/30/2011

10.27	Agreement Not To Compete, dated as of April 15, 2005, between Guitar Center Stores, Inc. and Kenneth O’Brien. †	S-4	333-175270	10.27	6/30/2011

10.29	Form of Indemnification Agreement between Guitar Center, Inc. and certain executive officers.	S-4	333-175270	10.29	6/30/2011

10.30	Additional commitment lender joinder agreement, dated as of March 16, 2012, under the Credit Agreement, dated as of October 9, 2007 (the “ABL Credit Agreement”), by and among General Electric Capital Corporation, Guitar Center, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	000-22207	10.1	5/14/2012

10.31	Conversion notice to convert a non-extended commitment to an extended commitment under the ABL Credit Agreement, dated as of March 29, 2012, by and among Guitar Center, Inc., the other borrowers party thereto, the guarantor parties thereto, the lenders party thereto, UBS Capital Corporation and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	000-22207	10.2	5/14/2012

10.32	Executive Severance Benefits Agreement, dated as of April 28, 2010, between Guitar Center, Inc. and Eugene Joly. †					X

21.1	List of material subsidiaries of Guitar Center, Inc. as of December 31, 2012					X

21.2	List of material subsidiaries of Guitar Center Holdings, Inc. as of December 31, 2012					X

31.1	Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

31.2	Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).					X

31.3	Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).	X

32.1	Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2

Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Exension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

GUITAR CENTER HOLDINGS, INC.
GUITAR CENTER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Guitar Center Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Guitar Center Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California

March 26, 2013

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$74,836	$106,036
Accounts receivable, net of allowance for doubtful accounts of $2,849 and $2,979, respectively	44,015	44,732
Merchandise inventories	564,959	547,960
Prepaid expenses and other current assets	23,285	26,984
Deferred income taxes	3,165	937
Total current assets	710,260	726,649
Property and equipment, net of accumulated depreciation and amortization of $250,835 and $194,763, respectively	213,969	209,097
Goodwill	582,378	582,378
Intangible assets, net of accumulated amortization of $200,040 and $171,259, respectively	291,269	320,140
Other assets, net	18,682	20,802
Total assets	$1,816,558	$1,859,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$116,973	$120,010
Accrued expenses and other current liabilities	132,119	128,787
Merchandise advances	34,901	30,982
Current portion of long-term debt	135,725	646
Total current liabilities	419,718	280,425
Other long-term liabilities	20,669	18,690
Deferred income taxes	79,537	76,529
Long-term debt	1,445,654	1,561,489
Total liabilities	1,965,578	1,937,133
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,740 and 9,742 shares issued and outstanding, respectively	97	97
Additional paid-in capital	633,800	632,757
Accumulated deficit	(782,917)	(710,748)
Accumulated other comprehensive loss	—	(173)
Total stockholders’ deficit	(149,020)	(78,067)
Total liabilities and stockholders’ deficit	$1,816,558	$1,859,066

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net sales	$2,139,191	$2,082,577	$2,010,895
Cost of goods sold, buying and occupancy	1,495,800	1,447,434	1,405,044
Gross profit	643,391	635,143	605,851
Selling, general and administrative expenses	547,724	579,226	546,135
Impairment of intangible assets	—	45,961	—
Impairment of goodwill	—	107,026	—
Operating income (loss)	95,667	(97,070)	59,716
Interest expense	(165,378)	(161,250)	(145,572)
Interest income	34	214	339
Loss before income taxes	(69,677)	(258,106)	(85,517)
Income tax expense (benefit)	2,492	(21,167)	(29,140)
Net loss	(72,169)	(236,939)	(56,377)
Other comprehensive income (loss), net of income tax	173	210	(440)
Comprehensive loss	$(71,996)	$(236,729)	$(56,817)

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2009	9,695	$97	$629,002	$(417,432)	$57	$211,724
Stock-based compensation expense	—	—	3,218	—	—	3,218
Exercise of employee stock options	279	3	4,384	—	—	4,387
Repurchase of common stock	(224)	(2)	(5,114)	—	—	(5,116)
Net loss	—	—	—	(56,377)	—	(56,377)
Other comprehensive loss	—	—	—	—	(440)	(440)
Balance at December 31, 2010	9,750	98	631,490	(473,809)	(383)	157,396
Stock-based compensation expense	—	—	1,552	—	—	1,552
Exercise of employee stock options	13	—	290	—	—	290
Repurchase of common stock	(21)	(1)	(575)	—	—	(576)
Net loss	—	—	—	(236,939)	—	(236,939)
Other comprehensive income	—	—	—	—	210	210
Balance at December 31, 2011	9,742	97	632,757	(710,748)	(173)	(78,067)
Stock-based compensation expense	—	—	1,082	—	—	1,082
Repurchase of common stock	(2)	—	(39)	—	—	(39)
Net loss	—	—	—	(72,169)	—	(72,169)
Other comprehensive income	—	—	—	—	173	173
Balance at December 31, 2012	9,740	$97	$633,800	$(782,917)	$—	$(149,020)

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(72,169)	$(236,939)	$(56,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	90,905	106,197	104,846
Impairment of goodwill	—	107,026	—
Impairment of intangible assets	—	45,961	—
Impairment of property and equipment	559	1,294	884
Net loss on disposal of property and equipment	36	5,157	995
Amortization of deferred financing fees	3,191	2,896	2,531
Non-cash interest expense	20,295	8,504	57,415
Stock-based compensation	1,082	1,552	3,218
Deferred income taxes	549	(25,421)	(32,341)
Changes in operating assets and liabilities:
Accounts receivable	717	(7,861)	(1,638)
Merchandise inventories	(16,999)	(46,095)	11,351
Prepaid expenses and other current assets	832	(3,814)	16,181
Other assets, net	(306)	(19)	76
Accounts payable	(3,037)	15,302	8,642
Accrued expenses and other current liabilities	3,332	(5,291)	16,848
Merchandise advances	3,919	3,254	3,663
Other long-term liabilities	1,979	3,412	7,150
Net cash provided by (used in) operating activities	34,885	(24,885)	143,444

Investing activities:
Purchase of property and equipment	(67,468)	(57,324)	(47,887)
Acquisition of intangible assets	(110)	(197)	(250)
Net proceeds from disposal of property and equipment	2,944	4,002	238
Net cash used in investing activities	(64,634)	(53,519)	(47,899)

Financing activities:
Borrowings on asset-based revolving credit facility	225,000	—	—
Repayment of asset-based revolving credit facility	(225,000)	—	—
Repayment of long-term debt	(647)	(641)	(20,750)
Financing fees	(765)	(8,400)	—
Repurchase of common stock	(39)	(286)	(729)
Net cash used in financing activities	(1,451)	(9,327)	(21,479)
Net increase (decrease) in cash	(31,200)	(87,731)	74,066
Cash at beginning of year	106,036	193,767	119,701
Cash at end of year	$74,836	$106,036	$193,767

See accompanying notes to consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$141,291	$157,461	$69,001
Income taxes	2,562	1,908	2,749

See accompanying notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Guitar Center, Inc.:

We have audited the accompanying consolidated balance sheets of Guitar Center, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guitar Center, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Los Angeles, California
March 26, 2013

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$74,836	$106,036
Accounts receivable, net of allowance for doubtful accounts of $2,849 and $2,979, respectively	44,015	44,732
Merchandise inventories	564,959	547,960
Prepaid expenses and other current assets	23,285	26,093
Deferred income taxes	34,614	29,121
Total current assets	741,709	753,942
Property and equipment, net of accumulated depreciation and amortization of $250,835 and $194,763, respectively	213,969	209,097
Goodwill	582,378	582,378
Intangible assets, net of accumulated amortization of $200,040 and $171,259, respectively	291,269	320,140
Other assets, net	16,484	18,192
Total assets	$1,845,809	$1,883,749

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$116,973	$120,010
Accrued expenses and other current liabilities	199,195	171,929
Merchandise advances	34,901	30,982
Current portion of long-term debt	5,941	646
Total current liabilities	357,010	323,567
Other long-term liabilities	20,669	18,690
Deferred income taxes	105,327	117,686
Long-term debt	1,010,765	996,816
Due to Guitar Center Holdings, Inc.	224,113	303,715
Total liabilities	1,717,884	1,760,474
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	620,190	619,108
Accumulated deficit	(492,265)	(495,660)
Accumulated other comprehensive loss	—	(173)
Total stockholder’s equity	127,925	123,275
Total liabilities and stockholder’s equity	$1,845,809	$1,883,749

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net sales	$2,139,191	$2,082,577	$2,010,895
Cost of goods sold, buying and occupancy	1,495,800	1,447,434	1,405,044
Gross profit	643,391	635,143	605,851
Selling, general and administrative expenses	547,724	578,948	546,135
Impairment of intangible assets	—	45,961	—
Impairment of goodwill	—	107,026	—
Operating income (loss)	95,667	(96,792)	59,716
Interest expense	(85,403)	(81,277)	(71,181)
Interest income	34	214	339
Income (loss) before income taxes	10,298	(177,855)	(11,126)
Income tax expense (benefit)	6,903	(24,150)	(2,262)
Net income (loss)	3,395	(153,705)	(8,864)
Other comprehensive income (loss), net of income tax	173	210	(440)
Comprehensive income (loss)	$3,568	$(153,495)	$(9,304)

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive
	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2009	$614,338	$(333,091)	$57	$281,304
Stock-based compensation expense	3,218	—	—	3,218
Net loss	—	(8,864)	—	(8,864)
Other comprehensive loss	—	—	(440)	(440)
Balance at December 31, 2010	617,556	(341,955)	(383)	275,218
Stock-based compensation expense	1,552	—	—	1,552
Net loss	—	(153,705)	—	(153,705)
Other comprehensive income	—	—	210	210
Balance at December 31, 2011	619,108	(495,660)	(173)	123,275
Stock-based compensation expense	1,082	—	—	1,082
Net income	—	3,395	—	3,395
Other comprehensive income	—	—	173	173
Balance at December 31, 2012	$620,190	$(492,265)	$—	$127,925

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010

Operating activities:
Net income (loss)	$3,395	$(153,705)	$(8,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,905	106,197	104,846
Impairment of goodwill	—	107,026	—
Impairment of intangible assets	—	45,961	—
Impairment of property and equipment	559	1,294	884
Net loss on disposal of property and equipment	36	5,157	995
Amortization of deferred financing fees	2,779	2,485	2,130
Non-cash interest expense	404	216	—
Stock-based compensation	1,082	1,552	3,218
Deferred income taxes	(18,083)	(32,711)	(19,340)
Changes in operating assets and liabilities:
Accounts receivable	717	(7,861)	(1,638)
Merchandise inventories	(16,999)	(46,095)	11,351
Prepaid expenses and other current assets	(59)	(5,483)	(2,136)
Other assets, net	(306)	(19)	76
Accounts payable	(3,037)	15,302	8,642
Accrued expenses and other current liabilities	27,266	8,974	32,467
Merchandise advances	3,919	3,254	3,663
Other long-term liabilities	1,979	3,412	7,150
Net cash provided by operating activities	94,557	54,956	143,444

Investing activities:
Purchase of property and equipment	(67,468)	(57,324)	(47,887)
Acquisition of intangible assets	(110)	(197)	(250)
Net proceeds from disposal of property and equipment	2,944	4,002	238
Net cash used in investing activities	(64,634)	(53,519)	(47,899)

Financing activities:
Borrowings on asset-based revolving credit facility	225,000	—	—
Repayment of asset-based revolving credit facility	(225,000)	—	—
Proceeds from issuance of long-term debt	19,891	—	—
Repayment of long-term debt	(647)	(641)	(20,750)
Financing fees	(765)	(7,499)	—
Repayments to Guitar Center Holdings, Inc.	(79,602)	(81,028)	(729)
Net cash used in financing activities	(61,123)	(89,168)	(21,479)
Net increase (decrease) in cash	(31,200)	(87,731)	74,066
Cash at beginning of year	106,036	193,767	119,701
Cash at end of year	$74,836	$106,036	$193,767

See accompanying notes to consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year ended December 31,
	2012	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,619	$77,898	$69,001
Income taxes	2,562	1,908	2,749

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

In these notes, we refer to the consolidated financial statements of Guitar Center Holdings, Inc. and its subsidiaries as “Holdings,” except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc. entity. We refer to the consolidated financial statements of Guitar Center, Inc. and its subsidiaries as “Guitar Center.” The terms “we,” “us,” “our” and “the company” refer to Holdings and Guitar Center collectively.

We operate three businesses under our Guitar Center, Music & Arts and direct response brands.

Guitar Center is the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment. As of December 31, 2012, Guitar Center operated 240 Guitar Center stores across the United States, with 151 primary format stores, 78 secondary format stores and 11 tertiary format stores, along with the www.guitarcenter.com website.

Music & Arts specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of December 31, 2012, Music & Arts operated 109 stores in 22 states, along with the www.musicarts.com website.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors have reduced our visibility into long-term trends, dampen our expectations of future business performance and have increased the degree of uncertainty in our estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash consists of cash on hand and bank deposits. Cash equivalents generally consist of highly liquid investments with an original maturity of three months or less. We had no cash equivalents as of December 31, 2012 or 2011.

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

Merchandise Inventories

We value inventories at the lower of the weighted average cost method or market value. We capitalize to inventory inbound freight costs from our vendors and the costs associated with bringing inventory through our Guitar Center distribution center, and then expense these amounts to cost of goods sold as the associated inventory is sold.

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

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures and vehicles, three to five years for computer equipment and 15 years for buildings. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of the related leases. We expense maintenance and repair costs as they are incurred, while renewals and betterments are capitalized.

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

When evaluating long-lived assets for impairment, we group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset groups for our retail businesses generally are comprised of retail store locations. The asset group for our internet and catalog operations includes the fulfillment center, customer contact centers and amortizing intangible assets of our internet and catalog businesses. We also group assets at higher levels for impairment evaluation. These asset groups include our retail distribution centers, corporate headquarters facilities and data centers.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment charges related to tangible long-lived assets are included in selling, general and administrative expenses in our consolidated statements of comprehensive income or loss. See Note 11 for further discussion of impairment of long-lived assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. Property and equipment are classified as held for sale when a plan of sale has been initiated, the property is being actively marketed for sale, the property is available for immediate sale and a completed sale is expected within 12 months.  Property and equipment held for sale are not depreciated. When we commit to a plan to sell an asset or asset group, we revise our depreciation estimates to reflect the assets’ shortened useful lives for the period they will be held and used.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business acquisitions. We also have intangible assets primarily related to trademarks, customer relationships and favorable leases.

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. Our policy is to test goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter. We test all intangible assets, including goodwill and indefinite-lived intangible assets, whenever events and circumstances indicate that there may be an impairment of the asset value.

We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.  Our operating segments and reporting units are the same, consisting of Guitar Center, direct response and Music & Arts.

In 2012 and 2011, our process for evaluating goodwill for impairment was as follows:

•                  We first perform a qualitative assessment annually on October 1 of each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill of a reporting unit is not more likely than not impaired, we do not perform a quantitative impairment test for the reporting unit. If the qualitative assessment indicates that goodwill of a reporting unit is more likely than not impaired, we perform the first step, or step 1, of the quantitative goodwill impairment test.

•                  In step 1, we compare the carrying amounts of the reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we use market multiple and discounted cash flow analyses. If the carrying amounts of the reporting units exceed their estimated fair values, we perform the second step, or step 2, of the goodwill impairment test.

•                  In step 2, we determine the implied fair value of goodwill at the affected reporting unit by allocating the reporting unit’s estimated fair value to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

•                  We also test goodwill for impairment upon the occurrence of certain events or substantive changes in circumstances.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, our policy was to test goodwill for impairment at the beginning of the fourth quarter by performing step 1 of the goodwill impairment test and performing step 2 if the carrying amount of a reporting unit exceeded its estimated fair value. We would also test goodwill for impairment upon the occurrence of certain events or substantive changes in circumstances, but no such events occurred during 2010.

Beginning in 2012, we adopted new accounting standards related to testing indefinite-lived intangible assets for impairment. Under the revised standards, we are permitted to first perform a qualitative assessment to determine if facts and circumstances indicate that an indefinite-lived intangible asset is more likely than not impaired. If the qualitative assessment does not indicate the asset is more likely than not impaired, we do not perform any further impairment testing on the asset. If the qualitative assessment indicates that an indefinite-lived intangible asset is more likely than not impaired, we compare the fair value of the intangible asset to its carrying amount. An impairment charge is recorded for the amount by which its carrying amount exceeds its fair value.

Significant management judgment is required in the qualitative assessments, specifically with respect to macroeconomic conditions, industry and market conditions such as competition and the regulatory environment and entity-specific events that can affect the estimated fair value of a reporting unit or indefinite-lived intangible assets.

Significant management judgment is required in the forecasts of future operating results that are used in both undiscounted and discounted impairment tests. We use estimates and assumptions that we consider reasonable in relation to the plans and estimates used to manage our business. We also consider assumptions that we believe market participants would use in pricing the assets and liabilities. It is possible that the plans may change and estimates may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

We amortize intangible assets with finite useful lives over their estimated useful lives. We amortize customer relationships using an accelerated method based on expected customer attrition rates. Other intangible assets with finite useful lives are generally amortized using the straight-line method.

Intangible assets with finite lives are reviewed for impairment in the same manner as long-lived assets.

See Note 2 for further discussion of goodwill, intangible assets and impairment.

Merchandise Advances / Gift Cards

Merchandise advances represent layaway deposits which are recorded as a liability pending consummation of the sale when we receive the full purchase price from the customer. Gift certificates, gift cards and credits on account are recorded as a liability until redeemed by the customer.

Our gift card subsidiaries issue gift cards that are sold to customers in our stores and online. Revenue from gift card sales is recognized upon the redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a certain percentage of gift cards will never be redeemed, referred to as “breakage.” We record breakage as a reduction of cost of goods sold for the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment.  We recognize gift card breakage proportionally over the estimated period of performance by applying our estimated breakage rate to actual gift card redemptions.  Our estimated breakage rate is based on customers’ historical redemption rates and patterns.

Self-Insurance Reserves

We maintain a self-insurance program for workers’ compensation of up to $500,000 per claim and medical insurance of up to $400,000 per claim. Excess amounts are covered by stop-loss insurance coverage, subject to an aggregate annual deductible of $100,000 for medical insurance claims.  Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims.

As of December 31, 2012, self-insurance reserves for workers’ compensation were $4.7 million and for medical insurance was $1.6 million. As of December 31, 2011, self-insurance reserves for workers’ compensation were $4.3 million and for medical insurance was $1.9 million. These balances are included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

Shipping and Handling Costs

We define shipping and handling costs as costs incurred for a third-party shipper to transport merchandise from our stores and our direct response fulfillment center to our customers.  Shipping and handling costs are included in cost of goods sold, buying and occupancy in our consolidated statements of comprehensive income or loss.  Shipping and handling fees charged to customers are included in net sales in our consolidated statements of comprehensive income or loss.

Advertising Costs

We expense Guitar Center, direct response non-catalog and Music & Arts advertising costs as incurred. Advertising costs for the Guitar Center and Music & Arts segments were $42.5 million in 2012, $39.5 million in 2011 and $38.3 million in 2010. Direct response non-catalog advertising costs were $19.9 million in 2012, $20.2 million in 2011 and $22.0 million in 2010.

We capitalize mail order catalog costs on a catalog by catalog basis and amortize the amount over the expected period of future benefits, not to exceed five months. Capitalized mail order catalog costs included in prepaid expenses and other current assets was $0.5 million at December 31, 2012 and $1.2 million at December 31, 2011.

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

We receive cooperative advertising allowances from manufacturers in order to subsidize advertising and promotional expenditures relating to the vendor’s products. We recognize these advertising allowances as a reduction to selling, general and administrative expense when the advertising costs are incurred. We recognized cooperative advertising allowances of $8.1 million in 2012, $8.7 million in 2011 and $9.1 million in 2010.

Rent Expense

We lease substantially all of our store locations under operating leases that provide for monthly payments that typically increase over the life of the leases. We expense the aggregate of the minimum annual payments on a straight-line basis over the term of the lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. When a lease includes lease incentives such as a rent holiday or construction costs reimbursement or requires fixed minimum lease payment escalations, we recognize rental expense on a straight-line basis over the initial term of the lease, and we include the difference between the average rental amount charged to expense and amounts payable under the lease in deferred rent and lease incentives in our consolidated balance sheets.

Rent expense related to our stores and retail store distribution centers is included in cost of goods sold, buying and occupancy in our consolidated statements of comprehensive income or loss.  Rent expense related to our corporate offices, customer contact and data centers and direct response fulfillment center is included in selling, general and administrative expenses in our consolidated statements of comprehensive income or loss.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, we defer tax assets and liabilities until they are recognizable pursuant to tax law.  Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination.  Our policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized.

Guitar Center is included in Holdings’ consolidated federal and state income tax returns.  Because Guitar Center does not have a standalone income tax liability, we allocate income tax provisions using the separate return method.  Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return.  Differences between the consolidated and separate return income tax provisions are eliminated in consolidation. See Note 10 for additional information regarding income taxes.

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

Stock-based compensation expense is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense is recorded net of estimated forfeitures. The forfeiture rate assumption used in determining stock-based compensation expense is estimated based on historical data and management’s expectations about future forfeiture rates. Assumptions about forfeitures were developed separately for our senior management from the other participants of our stock plans, as senior management’s exercise and retention behavior is expected to differ materially from the other participants. The actual forfeiture rate could differ from these estimates.

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income or Loss

Our comprehensive income or loss consists of net income or loss and unrealized gains and losses on derivative instruments, net of amounts reclassified into income. Cumulative gains and losses on derivative instruments, net of income tax, are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of stockholders’ equity or deficit.

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

In July 2012, FASB issued revised standards related to testing indefinite-lived intangible assets for impairment.  The new standards permit an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would only be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The revised standard is intended to reduce costs and simplify how entities test indefinite-lived intangible assets for impairment.

The revised standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the revised standard for our annual impairment tests of indefinite-lived intangible assets performed during the fourth quarter of 2012. The adoption of the revised standard did not affect our financial statements.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Goodwill and Intangible Assets

We have goodwill at our Guitar Center reporting unit, which is also an operating segment. We also have intangible assets primarily related to trademarks, customer relationships and favorable leases.

Goodwill impairment

In performing the qualitative assessments of our Guitar Center reporting unit as of October 1, 2012 and 2011, we considered macroeconomic conditions, industry and market conditions such as competition and the regulatory environment and entity-specific events that can affect the estimated fair value of a reporting unit. We determined that facts and circumstances did not indicate that the goodwill of the reporting unit was more likely than not impaired.  Accordingly, we did not perform the quantitative goodwill impairment test for the Guitar Center reporting unit in 2012 or 2011.

Our qualitative assessment of our direct response reporting unit as of October 1, 2011 initially indicated that its goodwill was not more likely than not impaired. Before concluding the goodwill impairment test, revenue and operating income began to fall significantly below management’s expectations during the critical holiday selling season in November and December. We therefore determined it was appropriate to update our revenue and net cash flow projections and proceed to the two step goodwill impairment test and include updated information based on our fourth quarter results.

In performing step 1 of the goodwill impairment test of the direct response reporting unit, we used a discounted cash flow analysis and a market multiple analysis, equally weighted, to determine the estimated fair value of the reporting unit. We used discount rates that ranged from 14.0% to 15.0% for the discounted cash flow analysis. In addition, we used the Gordon Growth Method, for which the terminal capitalization rates used ranged from 0.5% to 1.5%. In the market multiple analysis, we used multiples based on earnings before interest, taxes, depreciation and amortization that ranged from 3.5x to 4.5x. The results of the step 1 impairment test indicated that there was a potential impairment of goodwill, as the carrying amount of the reporting unit exceeded its estimated fair value.

Consequently, we performed step 2 of the goodwill impairment test for the direct response reporting unit. The step 2 analysis resulted in an impairment charge of $107.0 million, which represented the remaining goodwill carrying amount. The primary reason for the decrease in estimated fair value of the direct response reporting unit with respect to the market multiple analysis and discounted cash flow analyses was decreased cash flow projections for the reporting unit.  We reduced our cash flow projections for the reporting unit due to revenue and operating income results that were significantly below management’s expectations during the 2011 holiday selling season and uncertainty about how effectively the direct response reporting unit will emerge from the restructuring activities of 2011, our ability to optimize its new web platform and the extent to which intensifying e-commerce competition will continue to affect its operating results in future periods.

In 2010, the results of the step 1 process did not indicate a potential impairment of goodwill in the Guitar Center reporting unit or the direct response reporting unit, as the estimated fair values of the reporting units exceeded their carrying amounts.  As a result, we did not complete step 2 of the goodwill impairment test for either reporting unit. In performing the step 1 process in 2010, we used discount rates that ranged from 11.0% to 14.0% and Gordon Growth terminal capitalization rates that ranged from 3.0% to 5.0%.

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

We reallocated goodwill from the direct response segment to the Guitar Center segment based on the relative fair values of the www.guitarcenter.com and direct response components. We did not allocate any goodwill to the www.musicarts.com component, as its net sales and operating income were not material in relation to the direct response segment as a whole.

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

Based on the results of this analysis, we reallocated $61.8 million of goodwill from the direct response segment to the Guitar Center segment.

The following table presents an analysis of the changes in goodwill by segment (in thousands):

	Guitar	Direct
	Center	Response	Total
Balance at December 31, 2010
Goodwill	$644,393	$170,718	$815,111
Accumulated impairment losses	(123,804)	(1,903)	(125,707)
	520,589	168,815	689,404

Reasssignment of goodwill upon change in operating segments	61,789	(61,789)	—

Goodwill impairment	—	(107,026)	(107,026)

Balance at December 31, 2011
Goodwill	706,182	108,929	815,111
Accumulated impairment losses	(123,804)	(108,929)	(232,733)
	582,378	—	582,378

Balance at December 31, 2012
Goodwill	706,182	—	706,182
Accumulated impairment losses	(123,804)	—	(123,804)
	$582,378	$—	$582,378

Goodwill impairment did not result in non-compliance under our debt covenants.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets

We recognized impairment charges of $32.5 million in 2011 related to our direct response indefinite-lived trademarks.

The decline in estimated fair value of our direct response trademarks in 2011 was due to changes in management’s expectations about future operating results for our direct response segment. We significantly reduced our revenue and operating income projections for these brands due to revenue and operating income results that were significantly below management’s expectations during the 2011 holiday selling season and uncertainty about the growth of these brands and the restructuring activities of 2011. The reduced projections prompted us to use a lower royalty rate in the discounted cash flow analysis. In addition, we used a higher discount rate, primarily in applying a size risk premium based on market observations for similarly-sized companies.

We recognized impairment charges of $13.5 million in 2011 related to our direct response customer relationship intangible asset. Management determined that the carrying amount of the asset was not recoverable, primarily based on reduced revenue and operating income projections for our direct response segment. Because the direct response segment experienced a downward trend in revenue due to increasing competition and fell significantly below management’s expectations during the holiday selling season in 2011, revenue and operating income projections for the segment were reduced accordingly.

See Note 11 for more information about fair value measurements for our other intangible assets.

The following tables present a summary of our intangible assets (dollars in thousands, life in years):

		December 31, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademark	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(148,042)	76,260
Favorable lease terms	7.5	57,721	(51,323)	6,398
Covenants not to compete and other	4.3	785	(675)	110
		$491,309	$(200,040)	$291,269

		December 31, 2011
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademark	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(125,049)	99,253
Favorable lease terms	7.5	57,721	(45,436)	12,285
Covenants not to compete and other	4.5	875	(774)	101
		$491,399	$(171,259)	$320,140

We include amortization of favorable leases in cost of goods sold, buying and occupancy. We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense included in the consolidated statements of comprehensive income or loss was as follows (in thousands):

	Year ended December 31,
	2012	2011
Cost of goods sold, buying and occupancy	$5,887	$7,486
Selling, general and administrative expenses	23,093	35,396

The estimated amortization expense related to intangible assets for each of the next five years and thereafter as of December 31, 2012 was as follows (in thousands):

Year
2013	$22,227
2014	16,387
2015	12,442
2016	9,640
2017	7,620
Thereafter	14,452
Total	$82,768

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restructuring and Exit Activities

In April 2011, we initiated a restructuring plan to realign certain management and support functions across the organization.  As part of the restructuring plan, we relocated the operations of our direct response business from Medford, Oregon to Southern California in the second half of 2011. We believe that having our Guitar Center and direct response management operations at a single location will improve our ability to execute strategic initiatives.

In connection with this restructuring activity, we incurred employee termination costs, which include retention bonuses and severance pay to personnel in Medford and at our corporate office. We also incurred other transition costs, such as relocation assistance, additional recruiting and travel expense, information technology integration costs and other similar costs.

During 2012, we incurred restructuring costs totaling $0.6 million at our direct response segment and $1.5 million at our corporate segment. The restructuring plan was substantially complete in the first half of 2012.

Restructuring costs incurred for each segment during 2011 were as follows (in thousands):

	Year ended December 31, 2011
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$190	$4,182	$1,044	$5,416
Employee relocation and recruiting costs	143	433	1,786	2,362
Consulting costs	150	1,604	424	2,178
Other costs	983	1,667	365	3,015

Total	$1,466	$7,886	$3,619	$12,971

Cumulative restructuring costs incurred for each segment from inception of the restructuring plan through December 31, 2012 were as follows (in thousands):

	Cumulative amount through December 31, 2012
	Guitar Center	Direct Response	Corporate	Total
Employee termination costs	$190	$4,419	$1,043	$5,652
Employee relocation and recruiting costs	178	433	3,021	3,632
Consulting costs	150	1,546	621	2,317
Other costs	987	2,063	427	3,477

Total	$1,505	$8,461	$5,112	$15,078

Cumulative employee termination costs through December 31, 2012 include retention bonuses of $4.4 million and severance payments of $1.3 million under employment agreements with certain executives whose positions were eliminated in the restructuring.

Restructuring and exit activity costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income or loss. The restructuring plan did not result in any impairment of property and equipment in 2012 or 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restructuring accrual activity for the year ended December 31, 2012, as it relates to employee termination costs (in thousands):

Termination Costs
Balance at December 31, 2011	$3,926
Charges	244
Cash payments	(4,170)
Balance at December 31, 2012	$—

Accrued termination costs as of December 31, 2011 are included in accrued expenses and other current liabilities in our consolidated balance sheets.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Balance Sheet Components

Selected balance sheet components of Holdings and Guitar Center consisted of the following (in thousands):

	December 31,
	2012	2011
Merchandise inventories:
Major goods	$344,673	$337,537
Band instruments	79,499	76,188
Accessories	114,412	110,740
Vintage instruments	13,948	13,635
Used major goods	18,018	15,366
	570,550	553,466
Less inventory reserves	5,591	5,506
	$564,959	$547,960

Major goods include stringed merchandise, percussion, keyboards, live-sound/DJ and recording equipment. Band instruments include horns, flutes, brass and woodwind instruments. Accessories are comprised of accessories to major goods and band instruments, apparel, cables and books.

	December 31,
	2012	2011
Property and equipment:
Land	$20,940	$20,940
Buildings	12,001	11,969
Furniture and fixtures	49,153	41,535
Transportation equipment	3,195	2,659
Computer equipment	164,163	139,788
Leasehold improvements	207,424	182,369
Construction in progress	7,928	4,600
	464,804	403,860
Less accumulated depreciation and amortization	250,835	194,763
	$213,969	$209,097

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings

	December 31,
	2012	2011
Accrued expenses and other current liabilities:
Wages, salaries and benefits	$27,226	$34,973
Accrued interest	27,067	26,500
Sales tax payable	16,799	13,708
Unearned revenue	8,971	9,252
Accrued advertising	8,142	6,165
Accrued insurance	6,326	6,109
Accrued freight	5,202	3,441
Accrued fixed assets	4,918	3,819
Accrued warranty obligation	4,410	2,480
Provision for sales returns	4,218	4,319
Accrued real estate tax	2,159	2,044
Accrued professional fees	1,472	2,151
Accrued utilities	1,358	1,065
Income taxes payable	1,349	1,548
Other	12,502	11,213
	$132,119	$128,787

Guitar Center

	December 31,
	2012	2011
Accrued expenses and other current liabilities:
Income taxes payable	$85,000	$61,266
Wages, salaries and benefits	27,226	34,973
Sales tax payable	16,799	13,708
Accrued interest	10,492	9,924
Unearned revenue	8,971	9,252
Accrued advertising	8,142	6,165
Accrued insurance	6,326	6,109
Accrued freight	5,202	3,441
Accrued fixed assets	4,918	3,819
Accrued warranty obligation	4,410	2,480
Provision for sales returns	4,218	4,319
Accrued real estate tax	2,159	2,044
Accrued professional fees	1,472	2,151
Accrued utilities	1,358	1,065
Other	12,502	11,213
	$199,195	$171,929

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	621,762	621,762
Obligations under capital lease, payable in monthly installments through 2013	54	700
Senior unsecured notes	394,890	375,000
	1,016,706	997,462
Less current portion	5,941	646
Guitar Center long-term debt, net of current portion	1,010,765	996,816

Holdings
Senior unsecured PIK notes	564,673	564,673
Less current portion	129,784	—
Holdings long-term debt, net of current portion	434,889	564,673

Holdings consolidated long-term debt, net of current portion	$1,445,654	$1,561,489

Guitar Center long-term debt as of December 31, 2012 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million and (3) a senior unsecured loan facility, referred to as the senior notes, with an initial aggregate principal amount of $375 million.

Holdings long-term debt as of December 31, 2012 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

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

Amendments and Extensions of Long-Term Debt

On March 2, 2011, we entered into amendments and extensions to our asset-based facility, term loan, senior notes and senior PIK notes. The transactions extended the terms of the facilities, modified pricing and amended the financial covenant and other terms of the facilities. Loans held by lenders not agreeing to extend their loans in the transaction will continue at their original pricing and maturity.

Lenders holding in excess of two-thirds of the commitments under our asset-based facility and in excess of 95% of our term loan facility elected to extend their commitments, and all of the holders of our senior notes and senior PIK notes consented to the transactions. We paid the lenders an aggregate of $8.1 million in arrangement, consent and extension fees as part of the transactions.  Fees paid to lenders were capitalized as debt issuance costs and are included in other assets, net in our consolidated balance sheets.  We amortize debt issuance costs to interest expense over the term of the related debts, using the effective interest method. Certain costs paid to third parties totaling $0.8 million for Holdings and $0.5 million for Guitar Center related to this amendment were expensed and are included in selling, general and administrative expenses in our consolidated statements of comprehensive loss for the year ended December 31, 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2011, we obtained an additional $15 million commitment under the extended terms of the asset-based facility to substitute commitments that were not extended by other participating lenders in March 2011. We paid an aggregate of $0.2 million in arrangement, consent and extension fees as part of the transaction.  Fees paid were capitalized and are amortized into interest expense using the effective interest method.

During the first quarter of 2012, we obtained an additional $55 million in commitments under the extended terms of the asset-based facility to substitute commitments that were not extended in March 2011. We paid an aggregate of $0.7 million in arrangement, consent and extension fees as part of the transactions.  Fees paid were capitalized and are amortized into interest expense using the effective interest method.

Long-Term Debt

Guitar Center Asset-Based Facility

As of December 31, 2012, the asset-based facility had a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of eligible inventory, credit card receivables and trade receivables. Our obligations under this facility are secured by a first priority lien on all of our personal property, consisting of inventory, accounts receivable, cash and deposit accounts, as well as a second priority lien on our capital stock and assets.

The asset-based facility matures in February 2016 with respect to $323 million of the maximum borrowing amount and in October 2013 with respect to $50 million of the maximum borrowing amount. Outstanding principal is due and payable upon maturity. The asset-based facility requires mandatory pre-payment of principal in the event of extraordinary sales of assets or receipt of casualty or other insurance proceeds in excess of $2.5 million.

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

As of December 31, 2012, the borrowing base on the asset-based facility was $295.4 million, which supported $8.6 million of outstanding letters of credit and $286.8 million of undrawn availability. Average daily borrowings on the asset-based facility were $9.7 million during 2012.  Borrowings on the asset-based facility during 2011 were not significant and we did not draw any amounts on the asset-based facility during 2010.

Guitar Center Term Loan

As of December 31, 2012, the outstanding principal balance on the term loan was $622 million, maturing in April 2017 with respect to $613.8 million of outstanding principal and in October 2014 with respect to $7.9 million of outstanding principal. Principal is repaid in quarterly installments of 0.25% of the initial principal amount, which commenced on December 31, 2008 and continues through March 2017, with the remaining outstanding balance due on the maturity date. Our obligations under this facility are secured by a first priority lien on our capital stock and assets and a second priority lien on all of the assets subject to a first priority lien securing the asset-based facility.

The term loan requires prepayment of principal in an amount of up to 50% of our excess cash flows, as defined in the credit agreement, which commenced in the calendar year ended December 31, 2008. The excess cash flow prepayment is applied to the quarterly scheduled principal payments in the order that they are otherwise required to be paid. We were not required to make an excess cash flow payment for 2012 or 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term loan bears interest at LIBOR plus a margin of 5.25% per annum with respect to the extended term loan and 3.50% per annum with respect to the non-extended term loan. We can elect to convert all or a portion of the balance due on the term loan to an interest rate based on the prime rate plus an applicable margin of 4.25% per annum with respect to the extended term loan and 2.5% per annum with respect to the non-extended term loan. Interest is payable on the agreed upon ending date of each related LIBOR borrowing agreement, and quarterly for prime rate borrowings. As of December 31, 2012, the applicable interest rate on the note was 5.56% on $613.8 million of outstanding principal and 3.71% on $7.9 million of outstanding principal.

We are required to pay an annual agency fee of $125,000, payable quarterly in advance.

Guitar Center Senior Notes

The senior unsecured notes bear interest at 11.50% per annum, payable semi-annually in April and October. As of December 31, 2012, the senior notes were in the principal amount of $394.9 million and mature in October 2017.

Holdings Senior PIK Notes

The senior PIK notes bear interest at 14.09% per annum. Interest on the senior PIK notes is payable semi-annually in April and October, except that until October 15, 2010, interest on the senior PIK notes was at our election payable either by increasing the principal amount of the senior PIK notes or by issuing additional senior PIK notes. As of December 31, 2012, payment-in-kind interest of $189.7 million had been added to the initial principal balance senior PIK notes, and the resulting outstanding principal amount was $564.7 million.

Under the amended terms of the senior PIK notes, we were permitted to require the holders of the senior PIK notes to reinvest 50% of the four semi-annual interest payments due between April 2011 and October 2012 in newly issued Guitar Center senior notes, provided a secured net leverage ratio of 8.5x was maintained. For periods after October 2012, interest on the senior PIK notes is payable only in cash.

We elected to require the holders of the senior PIK notes to reinvest 50% of the October 2012 interest payment in newly issued Guitar Center senior notes totaling $19.9 million. We did not make the reinvestment election for any part of the interest payments due in 2011 or in April 2012 on the senior PIK notes.

Covenants

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

As of December 31, 2012, we were in compliance with all of our debt covenants.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities

Future maturities of long-term debt as of December 31, 2012 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
2013 (1)	$5,941	$129,784	$135,725
2014	14,314	—	14,314
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	983,451	—	983,451
Thereafter	—	434,889	434,889
	$1,016,706	$564,673	$1,581,379

(1)         We anticipate making a one-time principal payment on the senior PIK notes in April 2013. This payment will be $129.8 million, which is the amount of previously capitalized PIK interest that is required to be paid to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This amount is included in current portion of long-term debt in Holdings’ consolidated balance sheet as of December 31, 2012. The remaining unpaid balance of the senior PIK notes matures in April 2018.

Certain dividend restrictions

The guarantors under the term loan, the asset-based facility and the senior notes are generally not restricted in their ability to dividend or otherwise distribute funds to Guitar Center except for restrictions imposed under applicable state corporate law.  However, Guitar Center is limited in its ability to pay dividends or otherwise make distributions to Holdings under the term loan, the asset-based facility and the indenture governing the senior notes.  Specifically, the term loan and the asset-based facility each prohibits Guitar Center from making any distributions to Holdings except for limited purposes, including, but not limited to:  (i) the payment of interest on the senior PIK notes by Holdings so long as no payment or bankruptcy event of default exists; (ii) general corporate, overhead and similar expenses of Holdings incurred in the ordinary course of business, (iii) the payment of taxes by Holdings as the parent of a consolidated group that includes Holdings, Guitar Center and the guarantors, (iv) the partial redemption or prepayment of the senior PIK notes by Holdings to the extent necessary to make an “applicable high yield discount obligation” (AHYDO) “catch-up” payment thereon and (v) advisory fees not to exceed the amounts payable in respect thereof under the advisory agreement with Bain Capital as in effect on October 9, 2007 so long as certain events of default do not exist.  Notwithstanding the foregoing, so long as no event of default existed or exists, Guitar Center may make distributions to Holdings in an aggregate amount not to exceed $25 million after March 2, 2011.

The senior notes indenture provides that Guitar Center can generally pay dividends and make other distributions to Holdings in an amount not to exceed (a) 50% of Guitar Center’s consolidated net income for the period beginning March 2, 2011 and ending as of the end of the last fiscal quarter before the proposed payment, plus (b) 100% of the net cash proceeds received by Guitar Center from the issuance and sale of capital stock, plus (c) 100% of cash contributions to Guitar Center’s capital, plus (d) to the extent not included in consolidated net income, 100% of the amount received in cash from the sale or other disposition of certain investments, provided that certain conditions are satisfied, including that Guitar Center would, at the time of the proposed payment and after giving pro forma effect thereto, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture.  Similar provisions regarding dividends and other distributions payable by Holdings are included in the senior PIK notes indenture.

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

Deferred Financing Fees

Amortization of deferred financing fees included in interest expense in the consolidated statements of comprehensive income or loss was as follows (in thousands):

	Year ended December 31,
	2012	2011
Holdings	$3,191	$2,896
Guitar Center	2,779	2,485

Unamortized deferred financing fees included in other assets in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2012	2011
Holdings	$13,097	$15,524
Guitar Center	10,899	12,913

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

Certain costs related to corporate office facilities were previously incurred directly by our Guitar Center and direct response segments. Upon implementing GTRC Services, Inc., our corporate office facility is shared and the related costs are not allocated to our business segments. Segment results for 2011 and 2010 have been adjusted to reflect this change.

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

Corporate consists of centralized management, general and administrative functions and unallocated costs of our shared service operations. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in the evaluation of segment results.

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

The following tables summarize financial information for Holdings’ reporting segments (in thousands):

	Year ended December 31, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,596,094	$189,766	$353,331	$—	$2,139,191
Gross profit	459,680	86,043	97,668	—	643,391
Selling, general and administrative expenses	356,832	69,791	95,196	25,905	547,724
Operating income (loss)	102,848	16,252	2,472	(25,905)	95,667
Depreciation and amortization	66,457	4,414	15,801	4,233	90,905
Adjusted EBITDA	173,153	21,041	19,159	(13,349)	200,004
Capital expenditures	39,041	7,051	7,858	13,518	67,468
Total assets
Holdings	1,410,303	113,119	166,496	126,640	1,816,558
Guitar Center	1,410,303	113,119	166,496	155,891	1,845,809

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2011
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,530,133	$178,443	$374,001	$—	$2,082,577
Gross profit	448,543	83,307	103,293	—	635,143
Selling, general and administrative expenses	355,879	68,373	116,798	38,176	579,226
Impairment of intangible assets	—	—	45,961	—	45,961
Impairment of goodwill	—	—	107,026	—	107,026
Operating income (loss)	92,664	14,934	(166,492)	(38,176)	(97,070)
Depreciation and amortization	74,719	4,380	24,264	2,834	106,197
Adjusted EBITDA	174,554	19,607	19,034	(16,285)	196,910
Capital expenditures	29,269	3,535	8,881	15,639	57,324
Total assets
Holdings	1,480,701	105,170	171,639	101,556	1,859,066
Guitar Center	1,480,701	105,170	171,639	126,239	1,883,749

	Year ended December 31, 2010
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,444,829	$175,659	$390,407	$—	$2,010,895
Gross profit	416,212	80,125	109,514	—	605,851
Selling, general and administrative expenses	343,407	68,595	105,974	28,159	546,135
Operating income (loss)	72,805	11,530	3,540	(28,159)	59,716
Depreciation and amortization	80,574	4,317	17,961	1,994	104,846
Adjusted EBITDA	160,479	16,458	22,216	(14,846)	184,307
Capital expenditures	19,659	2,685	13,346	12,197	47,887
Total assets
Holdings	1,471,302	101,280	331,737	216,399	2,120,718
Guitar Center	1,471,302	101,280	331,737	211,296	2,115,615

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

We reassigned the assets of our shared data centers and our corporate office facilities and certain cash accounts to the corporate segment upon implementing our shared services organization. Total assets for each segment in 2011 and 2010 have been adjusted to reflect this change.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of Adjusted EBITDA to consolidated income or loss before income taxes (in thousands):

Holdings

	Year ended December 31,
	2012	2011	2010

Adjusted EBITDA
Guitar Center	$173,153	$174,554	$160,479
Music & Arts	21,041	19,607	16,458
Direct Response	19,159	19,034	22,216
Corporate	(13,349)	(16,285)	(14,846)
	200,004	196,910	184,307

Depreciation and amortization expense	90,905	106,197	104,846
Interest expense, net	165,344	161,036	145,233
Non-cash charges	2,265	3,382	5,157
Non-recurring charges	—	5,257	—
Impairment charges	559	154,281	884
Other adjustments	10,608	24,863	13,704

Consolidated loss before income taxes	$(69,677)	$(258,106)	$(85,517)

Guitar Center

	Year ended December 31,
	2012	2011	2010

Adjusted EBITDA
Guitar Center	$173,153	$174,554	$160,479
Music & Arts	21,041	19,607	16,458
Direct Response	19,159	19,034	22,216
Corporate	(13,349)	(16,285)	(14,846)
	200,004	196,910	184,307

Depreciation and amortization expense	90,905	106,197	104,846
Interest expense, net	85,369	81,063	70,842
Non-cash charges	2,265	3,382	5,157
Non-recurring charges	—	5,257	—
Impairment charges	559	154,281	884
Other adjustments	10,608	24,585	13,704

Consolidated income (loss) before income taxes	$10,298	$(177,855)	$(11,126)

Adjustments in the calculation of Adjusted EBITDA include the following:

•                  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Non-recurring charges in 2011consist of the loss recognized on the sale of our corporate aircraft.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital as discussed in Note 13.

Restructuring charges included in other adjustments were $2.1 million for 2012 and $13.0 million for 2011.

7. Lease Commitments

We lease offices, retail stores, distribution centers and personal property used in our business. These leases are operating leases which expire at varying dates through 2022. We are typically required to pay for normal repairs and maintenance, property taxes and insurance under these leases.

The future annual minimum lease payments at December 31, 2012 under operating leases were as follows (in thousands):

Operating
Year	Leases
2013	76,789
2014	69,271
2015	61,596
2016	49,623
2017	30,922
Thereafter	68,217
Total minimum lease payments	$356,418

Total rent expense included in our consolidated statements of comprehensive income or loss is $76.7 million for 2012, $70.6 million for 2011 and $69.2 million for 2010. These rent expense amounts exclude common area maintenance expenses.

As of December 31, 2012, our obligations under capital leases were not material.

8. Employee Benefit Plan

We have a defined contribution 401(k) plan with a 401(a) profit-sharing component for the exclusive benefit of eligible employees and their beneficiaries. Eligible employees can contribute from one to seventy-five percent of their compensation.

At management’s discretion, we may make matching contributions to the plan at a uniform percentage of the eligible employees’ contributions. We historically have not made any matching contributions.

At management’s discretion, we also may make profit-sharing contributions to the plan. The profit-sharing contributions are allocated based on the relative compensation of all eligible employees. We did not make any profit sharing contributions in 2012, 2011 or 2010.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation

Stock Option Plans

On December 29, 2009, the Board of Directors adopted the 2009 Amended and Restated Management Equity Plan. The 2009 plan modified all stock options that were outstanding under the 2007 Management Equity Plan.

The 2009 plan provides for the granting of stock awards with service-, performance- and market-based components to executive officers and other key employees. An aggregate of 1,102,500 shares of the common stock of Holdings are reserved for issuance of options, plus an additional number of rollover options, described below. Option awards are granted by the compensation committee, with an exercise price equal to or greater than the fair value of our stock at the date of grant. Service-based awards generally vest over five years of continuous service. Performance- and market-based awards contingently vest over five years of continuous service and become exercisable only when they have both time vested and met the performance and market condition requirements specified in the award.

Options granted under the 2009 plan have a ten year contractual term and are divided into three equal tranches. Tranche 1 and tranche 2 awards are subject to a five-year service-based vesting period with 20% vesting on each anniversary date based on the original grant date. Tranche 3 time vest in the same manner as tranche 1 and 2 awards and only become fully vested and exercisable upon the achievement of performance- and market-based vesting conditions. The performance- and market-based conditions of tranche 3 awards require specified levels of investment return to be realized by the majority of common stock holders through certain transactions specified in the plan.

The awards provide for accelerated vesting if there is a change in control, as defined in the 2009 plan. As of December 31, 2012, the performance conditions for tranche 3 awards were not deemed probable of achievement and therefore no stock-based compensation expense had been recognized for tranche 3 awards. When the performance conditions are deemed to be probable of achievement, the related stock-based compensation expense will then be recognized based on the service-based vesting achieved at that time.

Rollover Options

In connection with our acquisition by affiliates of Bain Capital, certain members of management elected to reinvest their equity in fully vested stock option awards outstanding from 2006 and earlier Guitar Center stock option plans. The options granted in this reinvestment, authorized under the 2009 plan, are referred to as rollover options. During the fourth quarter of 2010, all outstanding rollover options, with exercise prices ranging from $15.31 to $15.75, were exercised in a cashless exercise, whereby shares were surrendered to satisfy the exercise price. Concurrently with the cashless exercise, 224,210 new options were granted to replace the surrendered shares. The replacement options were fully vested with a contractual term of ten years from the grant date and had an exercise price of $22.82, equal to the estimated fair value of Holdings’ common stock on the grant date. We recognized compensation cost of $1.5 million in 2010 related to the grant of vested replacement options. Compensation cost in 2011 related to rollover options was not material. We did not have any compensation cost related to rollover options in 2012.

Option Valuation

We use the Black-Scholes-Merton method to value stock option grants that do not have market-based vesting conditions. We use a binomial model to value stock option grants having market-based vesting conditions. We use a combination of historical data and internally-developed expectations about employees’ option exercise and post-vesting departure behavior to estimate the expected term of the options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve on the grant date. Because our shares are not publicly traded, there is no market price for our stock and volatility of the fair value of our stock is not readily calculable. We estimate the fair value of our stock annually during the first quarter, or whenever a transaction requires a valuation, using a combination of observed market multiples for similar publicly-traded companies and a discounted cash flow analysis. The discounted cash flow analysis is based on internally-developed cash flow forecasts, discounted using our weighted-average cost of capital, and considers our net assets and credit risk to arrive  at net enterprise value. We discount the calculated fair value to account for illiquidity of our shares. We estimate the expected volatility based on the average historical volatility of similar entities with publicly traded shares.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings granted 22,610 options in 2012, 236,829 options in 2011 and 409,710 options in 2010.

We recognized total stock-based compensation expense of $1.1 million in 2012, $1.6 million in 2011 and $3.2 million in 2010. This expense is included in selling, general, and administrative expenses in the consolidated statements of comprehensive income or loss.

As of December 31, 2012, there was approximately $2.4 million of total unrecognized compensation cost related to stock option grants under the 2009 plan, of which $1.5 million relates to tranche 1 and 2 options and $0.9 million relates to tranche 3 options. This cost is expected to be recognized over the weighted-average period of 2.5 years, assuming full achievement of related performance and market conditions.

10. Income Taxes

Total income tax expense or benefit for 2012, 2011 and 2010 was as follows (in thousands):

Holdings

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$(268)
State	1,943	4,254	3,469
Total current tax provision	1,943	4,254	3,201

Deferred:
Federal	—	(20,991)	(28,797)
State	549	(4,430)	(3,544)
Total deferred tax provision	549	(25,421)	(32,341)

Total income tax expense (benefit)	$2,492	$(21,167)	$(29,140)

Guitar Center

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$20,005	$4,917	$16,004
State	4,750	3,620	1,335
Total current tax provision	24,755	8,537	17,339

Deferred:
Federal	(16,584)	(29,171)	(16,823)
State	(1,268)	(3,516)	(2,778)
Total deferred tax provision	(17,852)	(32,687)	(19,601)

Total income tax expense (benefit)	$6,903	$(24,150)	$(2,262)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual income taxes differ from the statutory tax rate of 35% as applied to net income or loss before income taxes as follows (in thousands):

Holdings

	Year ended December 31,
	2012	2011	2010
Expected income tax benefit	$(24,387)	$(90,337)	$(29,622)
State income taxes, net of federal tax benefit	2,492	(1,463)	(440)
Goodwill impairment	—	37,460	—
Stock options	567	—	(159)
Change in valuation allowance	23,348	32,247	—
Meals & entertainment and non-deductible items	352	348	337
Other	120	578	744

Actual income tax expense (benefit)	$2,492	$(21,167)	$(29,140)

Guitar Center

	Year ended December 31,
	2012	2011	2010
Expected income tax expense (benefit)	$3,604	$(62,249)	$(3,894)
State income taxes, net of federal tax benefit	2,280	(253)	746
Goodwill impairment	—	37,460	—
Stock options	567	—	(159)
Meals & entertainment and non-deductible items	352	348	337
Other	100	544	708

Actual income tax expense (benefit)	$6,903	$(24,150)	$(2,262)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	Holdings		Guitar Center
	December 31,		December 31,
	2012	2011	2012	2011
Deferred tax assets:
Net operating loss	$50,194	$43,179	$—	$—
State net operating loss carryforward	2,247	2,042	—	—
Accrued liabilities	26,488	26,572	26,688	26,572
Merchandise inventories	3,215	2,961	3,215	2,961
Intangibles	8,743	8,084	8,743	8,084
Stock options	2,504	2,652	2,504	2,652
Capital loss carryover	133	129	133	129
Fixed assets	4,893	(2,203)	4,893	(2,203)
Total gross deferred tax assets	98,417	83,416	46,176	38,195
Less valuation allowance	(58,210)	(32,558)	(310)	(310)
Net deferred tax assets	40,207	50,858	45,866	37,885

Deferred tax liabilities:
Depreciation	(5,534)	(5,813)	(5,534)	(5,813)
Intangibles	(110,864)	(120,196)	(110,864)	(120,196)
Other	(181)	(441)	(181)	(441)
Total gross deferred tax liabilities	(116,579)	(126,450)	(116,579)	(126,450)

Net deferred tax liabilities	$(76,372)	$(75,592)	$(70,713)	$(88,565)

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

Based on the available objective evidence, management believes it is more likely than not that Holdings will not fully realize the benefits of its deductible temporary differences. Accordingly, we increased the valuation allowance on Holdings’ federal and state net operating losses and other deferred tax assets by $25.7 million in 2012 and $32.2 million in 2011.

Holdings’ available unused net operating loss carryforwards, which may be applied against future taxable income, expire in tax years between 2027 and 2031.

We account for the tax benefit resulting from the employee exercises of non-qualifying stock options or the disqualified disposition of incentive stock options as a reduction in income tax payable and an increase to additional paid-in capital.

Holdings’ charge in lieu of taxes attributable to tax benefit from employee stock options was $0.6 million in 2010. There was no charge in lieu of taxes attributable to tax benefit from employee stock options in 2012 or 2011.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of unrecognized tax benefits in 2012, the balance of which is classified as other current assets in the consolidated balance sheet, is as follows (in thousands):

Balance at January 1, 2012	$1,245
Additions based on tax positions of current years	—
Additions based on tax positions of prior years	181
Reductions based on tax positions of prior years	(133)
Balance at December 31, 2012	$1,293

The amount of unrecognized tax benefits that, if recognized, would impact the effective rate as of December 31, 2012 was $1.3 million.

As of December 31, 2012 and 2011, accrued interest and penalties related to uncertain tax positions were not material. Our policy is to classify interest and penalties as income tax expense.

Tax years that remain subject to examination are 2009 and forward by the Internal Revenue Service and 2008 and forward by other state and local jurisdictions. It is reasonably possible that our recognized tax benefit could change. However, we do not expect any such change to be material.

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

Valuation policies and procedures for fair value measurements using level 3 inputs are established by finance management reporting to our chief financial officer. We corroborate level 3 inputs with historical and market information where possible and appropriate and we may engage third-party valuation firms to assist us in determining certain fair value measurements.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Year ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
Specific-store leasehold improvements	—	—	$195	$195	$559

	Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Direct response goodwill, net of accumulated impairment losses	$—	$—	$—	$—	$107,026
Direct response trademarks and trade names	—	—	11,500	11,500	32,500
Direct response customer relationship intangible asset	—	—	6,800	6,800	13,461
Specific-store leasehold improvements	—	—	745	745	1,294

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate the fair value of goodwill using a combination of income-based and market-based approaches using level 3 inputs. We estimate the fair value of other intangible assets using an income-based approach with level 3 inputs. The methods and assumptions used to measure the fair value of goodwill are discussed in Note 2.

We estimate the fair value of our customer relationship intangible assets using a discounted cash flow analysis, specifically the excess earnings method. This approach uses unobservable inputs, including projected revenue and net cash flows related to our existing customer relationships, our estimates of future customer retention and our internal cost of capital.

We estimate the fair values of indefinite-lived trademarks and trade names using a discounted cash flow analysis, specifically the relief-from-royalty method. This approach uses unobservable inputs, including projected revenue and our internal cost of capital. This approach also uses market observations about royalty rates.

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

The following tables present quantitative information about level 3 inputs used in our fair value measurements:

Fair Value Measurement	Fair Value at December 31, 2012 (in thousands)	Valuation technique(s)	Unobservable input	Range
Specific-store leasehold improvements	$195	Discounted cash flow	Weighted-average cost of capital	9.8%
			Long-term revenue growth rate	3.0%
Fair Value Measurement	Fair Value at December 31, 2011 (in thousands)	Valuation technique(s)	Unobservable input	Range
Direct response trademarks and trade names	$11,500	Discounted cash flow	Weighted-average cost of capital	16.5%
			Long-term revenue growth rate	1.0%
			Royalty rates	0.5% - 1.5%
Direct response customer relationship intangible asset	6,800	Discounted cash flow	Weighted-average cost of capital	17.5%
			Customer attrition rate	59.9% - 25.0%
Specific-store leasehold improvements	745	Discounted cash flow	Weighted-average cost of capital	10.9%
			Long-term revenue growth rate	3.0%

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Guitar Center
Senior secured asset-based revolving credit facility	$—	$—	$—	$—
Senior secured term loan	621,762	600,000	621,762	545,596
Senior unsecured notes	394,890	418,579	375,000	394,542
Capital lease obligations	54	54	700	700
Total Guitar Center	1,016,706	1,018,633	997,462	940,838

Holdings
Senior unsecured PIK notes	564,673	596,965	564,673	609,312

Holdings Consolidated	$1,581,379	$1,615,598	$1,562,135	$1,550,150

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

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012.  On August 20, 2012, the court dismissed, with prejudice, plaintiffs’ Sherman Act claim for failure to plead an antitrust conspiracy.  On September 9, 2012, defendants filed a motion to alter or amend the judgment, requesting that the court amend the judgment to include the dismissal of plaintiffs’ state-law claims.  This motion was denied on jurisdictional grounds. Plaintiffs filed an appeal before the Ninth Circuit Court of Appeals which is currently pending. With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. Discovery continues. In December 2012, a motion for summary judgment was filed on behalf of Guitar Center. This motion is currently pending. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

The advisory fee totaled $4.5 million in 2012, $4.8 million in 2011 and $4.5 million in 2010. The advisory fee is included in selling, general and administrative expenses. The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination. The advisory agreement terminates automatically upon a change of control. The advisory agreement includes customary indemnities in favor of Bain Capital.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Financial Data (unaudited)

The following is a presentation of unaudited quarterly results (in thousands):

Holdings

	Year ended December 31, 2012
	First	Second	Third	Fourth	Total
Net sales	$528,151	$486,598	$496,231	$628,211	$2,139,191
Gross profit	$163,576	$146,460	$147,362	$185,993	$643,391
Net loss	$(16,210)	$(28,763)	$(25,658)	$(1,538)	$(72,169)

	Year ended December 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$502,800	$479,053	$488,129	$612,595	$2,082,577
Gross profit	$156,116	$145,549	$144,253	$189,225	$635,143
Net loss	$(11,451)	$(25,952)	$(27,383)	$(172,153)	$(236,939)

	Year ended December 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$487,414	$460,957	$465,007	$597,517	$2,010,895
Gross profit	$148,997	$134,333	$134,509	$188,012	$605,851
Net loss	$(10,991)	$(20,134)	$(23,050)	$(2,202)	$(56,377)

Guitar Center

	Year ended December 31, 2012
	First	Second	Third	Fourth	Total
Net sales	$528,151	$486,598	$496,231	$628,211	$2,139,191
Gross profit	$163,576	$146,460	$147,362	$185,993	$643,391
Net income (loss)	$2,547	$(4,817)	$(2,038)	$7,703	$3,395

	Year ended December 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$502,800	$479,053	$488,129	$612,595	$2,082,577
Gross profit	$156,116	$145,549	$144,253	$189,225	$635,143
Net income (loss)	$1,772	$(12,398)	$(13,759)	$(129,320)	$(153,705)

	Year ended December 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$487,414	$460,957	$465,007	$597,517	$2,010,895
Gross profit	$148,997	$134,333	$134,509	$188,012	$605,851
Net income (loss)	$160	$(8,332)	$(11,119)	$10,427	$(8,864)

15. Subsequent Events

We evaluated events and transactions subsequent to December 31, 2012 for disclosure or recognition through the date the financial statements were issued.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2012	December 31, 2011
Assets
Investment in Guitar Center, Inc.	$127,925	$123,275
Receivable from Guitar Center, Inc.	224,113	303,715
Deferred income taxes	77,993	73,581
Other assets, net	2,197	2,610
Total assets	$432,228	$503,181

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued interest	$16,575	$16,575
Current portion of long-term debt	129,784	—
Total current liabilities	146,359	16,575
Long-term debt	434,889	564,673
Total liabilities	581,248	581,248
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,740 and 9,742 shares issued and outstanding, respectively	97	97
Additional paid-in capital	633,800	632,757
Accumulated deficit	(782,917)	(710,748)
Accumulated other comprehensive loss	—	(173)
Total stockholders’ deficit	(149,020)	(78,067)
Total liabilities and stockholders’ deficit	$432,228	$503,181

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2012	2011	2010
General and administrative expenses	$—	$277	$—
Interest expense	79,975	79,973	74,391
Equity in net income (loss) of Guitar Center, Inc., net of income tax	3,395	(153,705)	(8,864)
Loss before income taxes	(76,580)	(233,955)	(83,255)
Income tax expense (benefit)	(4,411)	2,984	(26,878)
Net loss	(72,169)	(236,939)	(56,377)
Equity in other comprehensive income (loss) of Guitar Center, Inc., net of income tax	173	210	(440)
Comprehensive loss	$(71,996)	$(236,729)	$(56,817)

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010

Operating activities:
Net loss	$(72,169)	$(236,939)	$(56,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of Guitar Center, Inc.	(3,395)	153,705	8,864
Amortization of deferred financing fees	412	410	400
Non-cash interest expense	19,891	8,288	57,415
Deferred income taxes	(4,411)	2,984	(26,878)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	—	(8,288)	16,576
Net cash used in operating activities	(59,672)	(79,840)	—

Financing activities:
Repurchase of common stock	(39)	(286)	(729)
Financing fees	—	(902)	—
Repayments from Guitar Center, Inc.	59,711	81,028	729
Net cash provided by financing activities	59,672	79,840	—
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$59,672	$79,562	$—
Income taxes	—	—	—

See accompanying notes to condensed financial statements

The combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Subsidiaries and Guitar Center, Inc. and Subsidiaries are an integral part of these statements.

SCHEDULE I

GUITAR CENTER HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.              Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is required in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the most recent fiscal year.  The restricted net assets of Guitar Center, Inc. were $243 million as of December 31, 2012.

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

2.              Dividends from Subsidiary

The parent company did not receive any dividends from Guitar Center, Inc. during 2012, 2011 or 2010.

3.              Long-Term Debt

The terms and future maturities of the parent company’s long-term debt are presented in Note 5 of the combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Guitar Center, Inc.

Holdings’ interest payments on the senior PIK notes are funded by repayments received from Guitar Center, Inc. on intercompany debt. Interest payments due on the senior PIK notes totaled $79.6 million in 2012. Interest payable in 2012 was settled with cash payments of $59.7 million and a reinvestment by the holders of the senior PIK notes in newly issued Guitar Center, Inc. senior notes totaling $19.9 million.

4.              Litigation, Contingencies and Commitments

See Note 12 of the combined notes to consolidated financial statements of Guitar Center Holdings, Inc. and Guitar Center, Inc. for a discussion of litigation contingencies.

The parent company did not have any separate material long-term obligations or guarantees as of December 31, 2012.

SCHEDULE II

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions from allowance	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2012	$2,979	3,840	3,970	$2,849
Year ended December 31, 2011	$3,030	4,104	4,155	$2,979
Year ended December 31, 2010	$3,105	4,900	4,975	$3,030

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 26, 2013

GUITAR CENTER, INC.

By:	/s/ MARTIN HANAKA
Name:	Martin Hanaka
Title:	Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2013:

Signature	Title

/s/ MARTIN HANAKA	Interim Chief Executive Officer and Director
Martin Hanaka	(principal executive officer)

/s/ TIM MARTIN	Executive Vice President and Chief Financial Officer
Tim Martin	(principal financial officer)

/s/ MATTHEW SPEITEL	Vice President of Finance
Matthew Speitel	(principal accounting officer)

/s/ MARTY ALBERTSON	Director and Non-Executive Chairman
Marty Albertson

/s/ JORDAN HITCH	Director
Jordan Hitch

/s/ LEW KLESSEL	Director
Lew Klessel

/s/ MATTHEW LEVIN	Director
Matthew Levin

/s/ THOMAS STEMBERG	Director
Thomas Stemberg

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 26, 2013

GUITAR CENTER HOLDINGS, INC.

By:	/s/ TIM MARTIN
Name:	Tim Martin
Title:	Vice President and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2013:

Signature	Title

/s/ TIM MARTIN	Vice President and Assistant Secretary
Tim Martin	(principal executive officer, principal financial officer and principal accounting officer)

/s/ MARTY ALBERTSON	Director
Marty Albertson

/s/ JORDAN HITCH	Director
Jordan Hitch

/s/ LEW KLESSEL	Director
Lew Klessel

/s/ MATTHEW LEVIN	Director
Matthew Levin

/s/ THOMAS STEMBERG	Director
Thomas Stemberg