Form 10-Q
period 2013-03-31
GUITAR CENTER, INC.; GUITAR CENTER HOLDINGS, INC.
filed 2013-05-13
CIK 1021113, 1427553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of May 8, 2013, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$105,181	$74,836
Accounts receivable, net of allowance for doubtful accounts of $2,874 and $2,849, respectively	43,846	44,015
Merchandise inventories	559,440	564,959
Prepaid expenses and other current assets	23,299	23,285
Deferred income taxes	3,165	3,165
Total current assets	734,931	710,260
Property and equipment, net of accumulated depreciation and amortization of $266,485 and $250,835, respectively	209,692	213,969
Goodwill	582,378	582,378
Intangible assets, net of accumulated amortization of $205,805 and $200,040, respectively	285,504	291,269
Other assets, net	17,875	18,682
Total assets	$1,830,380	$1,816,558

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$135,404	$116,973
Accrued expenses and other current liabilities	152,474	132,119
Merchandise advances	33,277	34,901
Current portion of long-term debt	136,542	135,725
Total current liabilities	457,697	419,718
Other long-term liabilities	21,008	20,669
Deferred income taxes	79,484	79,537
Long-term debt	1,444,231	1,445,654
Total liabilities	2,002,420	1,965,578
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized,9,740 issued and outstanding	97	97
Additional paid-in capital	634,173	633,800
Accumulated deficit	(806,310)	(782,917)
Total stockholders’ deficit	(172,040)	(149,020)
Total liabilities and stockholders’ deficit	$1,830,380	$1,816,558

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Net sales	$531,833	$528,151
Cost of goods sold, buying and occupancy	374,293	364,575
Gross profit	157,540	163,576
Selling, general and administrative expenses	140,606	138,052
Operating income	16,934	25,524
Interest expense	(41,373)	(41,191)
Interest income	15	18
Loss before income taxes	(24,424)	(15,649)
Income tax expense (benefit)	(1,031)	561
Net loss	(23,393)	(16,210)
Other comprehensive income, net of income tax	—	54
Comprehensive loss	$(23,393)	$(16,156)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net loss	$(23,393)	$(16,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,548	22,645
Net (gain) loss on disposal of property and equipment	(1)	4
Amortization of deferred financing fees	803	784
Non-cash interest expense	—	82
Stock-based compensation	373	254
Deferred income taxes	(53)	(262)
Changes in operating assets and liabilities:
Accounts receivable	169	5,273
Merchandise inventories	5,519	(16,772)
Prepaid expenses and other current assets	(14)	(4,959)
Other assets, net	4	—
Accounts payable	18,431	45,009
Accrued expenses and other current liabilities	23,437	11,539
Merchandise advances	(1,624)	(1,714)
Other long-term liabilities	339	(501)
Net cash provided by operating activities	45,538	45,172

Investing activities:
Purchase of property and equipment	(14,119)	(11,864)
Net proceeds from disposal of property and equipment	2	29
Net cash used in investing activities	(14,117)	(11,835)

Financing activities:
Repayment of long-term debt	(1,076)	(161)
Financing fees	—	(731)
Net cash used in financing activities	(1,076)	(892)
Net increase in cash	30,345	32,445
Cash at beginning of period	74,836	106,036
Cash at end of period	$105,181	$138,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,329	$9,591
Income taxes	116	443
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$105,181	$74,836
Accounts receivable, net of allowance for doubtful accounts of $2,874 and $2,849, respectively	43,846	44,015
Merchandise inventories	559,440	564,959
Prepaid expenses and other current assets	23,299	23,285
Deferred income taxes	36,988	34,614
Total current assets	768,754	741,709
Property and equipment, net of accumulated depreciation and amortization of $266,485 and $250,835, respectively	209,692	213,969
Goodwill	582,378	582,378
Intangible assets, net of accumulated amortization of $205,805 and $200,040, respectively	285,504	291,269
Other assets, net	15,781	16,484
Total assets	$1,862,109	$1,845,809

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$135,404	$116,973
Accrued expenses and other current liabilities	202,975	199,195
Merchandise advances	33,277	34,901
Current portion of long-term debt	6,758	5,941
Total current liabilities	378,414	357,010
Other long-term liabilities	21,008	20,669
Deferred income taxes	104,153	105,327
Long-term debt	1,009,342	1,010,765
Due to Guitar Center Holdings, Inc.	224,113	224,113
Total liabilities	1,737,030	1,717,884
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding	—	—
Additional paid-in capital	620,563	620,190
Accumulated deficit	(495,484)	(492,265)
Total stockholder’s equity	125,079	127,925
Total liabilities and stockholder’s equity	$1,862,109	$1,845,809

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Net sales	$531,833	$528,151
Cost of goods sold, buying and occupancy	374,293	364,575
Gross profit	157,540	163,576
Selling, general and administrative expenses	140,606	138,052
Operating income	16,934	25,524
Interest expense	(21,380)	(21,197)
Interest income	15	18
Income (loss) before income taxes	(4,431)	4,345
Income tax expense (benefit)	(1,212)	1,798
Net income (loss)	(3,219)	2,547
Other comprehensive income, net of income tax	—	54
Comprehensive income (loss)	$(3,219)	$2,601

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(3,219)	$2,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,548	22,645
Net (gain) loss on disposal of property and equipment	(1)	4
Amortization of deferred financing fees	699	681
Non-cash interest expense	—	82
Stock-based compensation	373	254
Deferred income taxes	(3,548)	(5,173)
Changes in operating assets and liabilities:
Accounts receivable	169	5,273
Merchandise inventories	5,519	(16,772)
Prepaid expenses and other current assets	(14)	(6,046)
Other assets, net	4	—
Accounts payable	18,431	45,009
Accrued expenses and other current liabilities	6,862	(1,117)
Merchandise advances	(1,624)	(1,714)
Other long-term liabilities	339	(501)
Net cash provided by operating activities	45,538	45,172

Investing activities:
Purchase of property and equipment	(14,119)	(11,864)
Net proceeds from disposal of property and equipment	2	29
Net cash used in investing activities	(14,117)	(11,835)

Financing activities:
Repayment of long-term debt	(1,076)	(161)
Financing fees	—	(731)
Net cash used in financing activities	(1,076)	(892)
Net increase in cash	30,345	32,445
Cash at beginning of period	74,836	106,036
Cash at end of period	$105,181	$138,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,329	$9,591
Income taxes	116	443
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

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

Our Guitar Center business offers guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment through retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. As of March 31, 2013, Guitar Center operated 244 Guitar Center stores across the United States, with 151 primary format stores, 80 secondary format stores and 13 tertiary format stores.

Our direct response business is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician’s Friend and other branded websites and catalogs.

Our Music & Arts business specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of March 31, 2013, Music & Arts operated 110 stores in 22 states, along with the Music & Arts and Woodwind & Brasswind websites.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Holdings and Guitar Center include the accounts of the respective companies’ wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP.  We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013.

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

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Fourth quarter sales at our Guitar Center and direct response segments are typically significantly higher than in any other quarter. Accordingly, interim results may not be indicative of results for the entire year. Seasonality for our Music & Arts business centers around band rental season, which starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors have reduced our visibility into long-term trends, dampened our expectations of future business performance and have increased the degree of uncertainty in our estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.              Goodwill and Intangible Assets

Goodwill

Goodwill at our Guitar Center segment as of March 31, 2013 and December 31, 2012 consisted of a gross amount of $706.2 million, less accumulated impairment losses of $123.8 million.

Other intangible assets

The following tables present a summary of our intangible assets other than goodwill (dollars in thousands, life in years):

		March 31, 2013
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(152,612)	71,690
Favorable lease terms	7.5	57,721	(52,506)	5,215
Covenants not to compete and other	4.3	785	(687)	98
		$491,309	$(205,805)	$285,504

		December 31, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(148,042)	76,260
Favorable lease terms	7.5	57,721	(51,323)	6,398
Covenants not to compete and other	4.3	785	(675)	110
		$491,309	$(200,040)	$291,269

We include amortization of favorable leases in cost of goods sold, buying and occupancy.  We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense is classified in our condensed consolidated statements of comprehensive income or loss as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold, buying and occupancy	$1,183	$1,627
Selling, general and administrative expenses	4,582	5,778

The future estimated amortization expense related to intangible assets as of March 31, 2013 was as follows (in thousands):

Year
Remainder of 2013	$16,462
2014	16,387
2015	12,442
2016	9,640
2017	7,620
Thereafter	14,452
Total	$77,003

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.              Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Guitar Center
Senior secured asset-based revolving facility	$—	$—
Senior secured term loan	620,750	621,762
Obligations under capital leases, payable in monthly installments through 2014 and 2013, respectively	460	54
Senior unsecured notes	394,890	394,890
	1,016,100	1,016,706
Less current portion	6,758	5,941
Guitar Center long-term debt, net of current portion	1,009,342	1,010,765

Holdings
Senior unsecured PIK notes	564,673	564,673
Less current portion	129,784	129,784
Holdings long-term debt, net of current portion	434,889	434,889

Holdings consolidated long-term debt, net of current portion	$1,444,231	$1,445,654

Guitar Center long-term debt as of March 31, 2013 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million and (3) a senior unsecured loan facility, referred to as the senior notes, with an initial aggregate principal amount of $375 million.

Holdings long-term debt as of March 31, 2013 consisted of a senior subordinated unsecured payment-in-kind loan facility, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

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

For information about dividend restrictions among Holdings, Guitar Center and its guarantor subsidiaries, see Note 5 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013.

As of March 31, 2013, we were in compliance with all of our debt covenants.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future maturities

Future maturities and expected payments of long-term debt as of March 31, 2013 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of 2013 (1)	$5,067	$129,784	$134,851
2014	14,582	—	14,582
2015	6,500	—	6,500
2016	6,500	—	6,500
2017	983,451	—	983,451
2018	—	434,889	434,889
	$1,016,100	$564,673	$1,580,773

(1)         We made a one-time principal payment on the senior PIK notes in April 2013. This payment was $129.8 million, which is the amount of previously capitalized PIK interest required to be paid to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. We funded this payment with cash available from operations and amounts drawn on the asset-based revolving credit facility. This amount is included in current portion of long-term debt in Holdings’ condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.              Segment Information

We have three reportable segments: Guitar Center, direct response and Music & Arts.

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

Beginning in 2013, our Music & Arts segment includes the operations of our Woodwind & Brasswind branded website and catalogs, which were previously managed together with our direct response segment. Management determined it was appropriate to operate the Music & Arts and Woodwind & Brasswind brands under common management and to evaluate their performance together, given the similarity of product lines offered and target customers of these brands. In addition, management elected in 2013 to allocate the costs of certain shared corporate services to our Guitar Center and direct response segments to provide better visibility into usage at each segment. We have adjusted the 2012 segment disclosures to reflect these changes in the measures of segment performance that are provided to our chief operating decision makers.

Our chief operating decision makers include our chief executive officer and chief financial officer.  Our chief operating decision makers evaluate segment performance based primarily on net sales, gross profit and adjusted EBITDA.  Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements.  Management views adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis.  Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in our asset-based credit facility and term loan.

Adjusted EBITDA is not a recognized measurement under GAAP and should not be used in isolation or as a substitute for GAAP measures when analyzing our operating performance. Readers should use adjusted EBITDA in addition to, and not as an alternative for, net income or loss as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as income tax payments, capital expenditures, working capital and debt service payments.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for Holdings’ and Guitar Center’s reportable segments (in thousands):

	Three months ended March 31, 2013
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$400,498	$58,365	$72,970	$—	$531,833
Gross profit	112,467	26,134	18,939	—	157,540
Selling, general and administrative expenses	91,663	20,053	22,305	6,585	140,606
Operating income (loss)	20,804	6,081	(3,366)	(6,585)	16,934
Depreciation and amortization	15,377	1,251	4,042	878	21,548
Adjusted EBITDA	37,999	7,846	2,751	(2,814)	45,782
Capital expenditures	9,046	1,507	933	2,633	14,119
Total assets
Holdings	1,421,408	117,150	158,165	133,657	1,830,380
Guitar Center	1,421,408	117,150	158,165	165,386	1,862,109

	Three months ended March 31, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$393,704	$55,069	$79,378	$—	$528,151
Gross profit	117,069	25,022	21,930	(445)	163,576
Selling, general and administrative expenses	89,683	19,166	22,926	6,277	138,052
Operating income (loss)	27,386	5,856	(996)	(6,722)	25,524
Depreciation and amortization	16,645	1,180	3,994	826	22,645
Adjusted EBITDA	45,671	7,048	3,492	(2,982)	53,229
Capital expenditures	6,319	846	1,519	3,180	11,864
Total assets
Holdings	1,480,250	108,267	169,336	140,994	1,898,847
Guitar Center	1,480,250	108,267	169,336	165,780	1,923,633

We record property and equipment at our segments based on direct capital expenditures made at each segment.  Total assets of our direct response segment include the assets of our order fulfillment center and customer contact centers, and certain other assets that support the online operations of our Guitar Center and Music & Arts segments. We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets.

Material unallocated assets at our corporate segment primarily consist of cash, shared information technology infrastructure assets, including our data centers, corporate office facilities, deferred income taxes and capitalized financing fees.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a reconciliation of adjusted EBITDA to consolidated income or loss before income taxes (in thousands):

Holdings

	Three months ended March 31,
	2013	2012
Adjusted EBITDA
Guitar Center	$37,999	$45,671
Music & Arts	7,846	7,048
Direct response	2,751	3,492
Corporate	(2,814)	(2,982)
	45,782	53,229

Depreciation and amortization expense	21,548	22,645
Interest expense, net	41,358	41,173
Non-cash charges	331	896
Other adjustments	6,969	4,164

Consolidated loss before income taxes	$(24,424)	$(15,649)

Guitar Center

	Three months ended March 31,
	2013	2012
Adjusted EBITDA
Guitar Center	$37,999	$45,671
Music & Arts	7,846	7,048
Direct response	2,751	3,492
Corporate	(2,814)	(2,982)
	45,782	53,229

Depreciation and amortization expense	21,548	22,645
Interest expense, net	21,365	21,179
Non-cash charges	331	896
Other adjustments	6,969	4,164

Consolidated income (loss) before income taxes	$(4,431)	$4,345

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

Other adjustments for the three months ended March 31, 2013 include a loss of $3.1 million related to payments we made to a third-party freight invoice processor that ceased operations. We plan to pursue the recovery of this amount from the third-party processor, but we cannot be certain of what amount, if any, we will recover.

Other adjustments for the three months ended March 31, 2012 include restructuring charges of $1.1 million.

5.              Fair Value Measurements

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

We did not make any non-recurring fair value measurements during the three months ended March 31, 2013.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Guitar Center
Senior secured term loan	$620,750	$617,646	$621,762	$600,000
Senior unsecured notes	394,890	428,219	394,890	418,579
Capital lease obligations	460	460	54	54
Total Guitar Center	1,016,100	1,046,325	1,016,706	1,018,633

Holdings
Senior unsecured PIK notes	564,673	622,461	564,673	596,965

Holdings consolidated	$1,580,773	$1,668,786	$1,581,379	$1,615,598

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

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012.  On August 20, 2012, the court dismissed, with prejudice, plaintiffs’ Sherman Act claim for failure to plead an antitrust conspiracy.  On September 9, 2012, defendants filed a motion to alter or amend the judgment, requesting that the court amend the judgment to include the dismissal of plaintiffs’ state-law claims.  This motion was denied on jurisdictional grounds. Plaintiffs filed an appeal before the Ninth Circuit Court of Appeals.  On March 29, 2013, defendants filed a joint brief in opposition, which is currently pending. With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. We are not currently able to estimate a probable outcome or range of loss in this matter.

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

On March 18, 2013, a putative class action was filed in Los Angeles Superior Court in an action entitled Stewart vs. Guitar Center, Inc. and Guitar Center Stores, Inc.  The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements.  Guitar Center has retained defense counsel.  We are not currently able to estimate a probable outcome or range of loss in this matter.

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

7.              Subsequent Events

In April 2013, we made a one-time principal payment of $129.8 million on Holdings’ senior PIK notes. This prepayment was the amount of previously capitalized PIK interest required to be paid to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. We funded this payment with cash available from operations and amounts drawn on the asset-based revolving credit facility.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “project,” “estimate,” “expect,” “believe,” “intend,” “may,” “will,” “should” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and future effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 26, 2013.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report and management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are the leading retailer of music products in the United States based on revenue. We operate three reportable business segments: Guitar Center, direct response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. Our direct response segment offers catalog and online sales of a broad selection of music products under several brand names, including Musician’s Friend and Music 123. Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

Beginning in 2013, our Music & Arts segment includes the operations of our Woodwind & Brasswind branded website and catalogs, which were previously managed together with our direct response segment. Management determined it was appropriate to operate the Music & Arts and Woodwind & Brasswind brands under common management and to evaluate their performance together, given the similarity of product lines offered and target customers of these brands. In addition, management elected in 2013 to allocate the costs of certain shared corporate services to our Guitar Center and direct response segments to provide better visibility into usage at each segment. We have adjusted 2012 segment results in the following management discussion and analysis to reflect these changes.

Our Guitar Center segment is operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician’s Friend, Inc. and Music 123, Inc. subsidiaries. Our Music & Arts segment is comprised of the retail and online businesses operated under the Music & Arts brand name, which is operated by Guitar Center Stores, Inc., and also includes the operations of our Woodwind & Brasswind, Inc. subsidiary. Our non-operating corporate segment consists primarily of Guitar Center, Inc., the parent company of our operating subsidiaries, and GTRC Services, Inc., which operates shared support services for our operating subsidiaries.

As of May 8, 2013, our wholly-owned retail subsidiary operated 246 Guitar Center stores in 44 states and 113 Music & Arts stores in 22 states. Our Guitar Center stores consisted of 151 primary format stores, 81 secondary format stores and 14 tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve mid-tier metropolitan areas and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and generally range in size from 5,000 to 8,000 square feet.

Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include sales originated from our Guitar Center website. We do not exclude relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report are based on this calculation methodology.

Results of operations

The following tables present the components of net income or loss, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Gross profit	29.6	31.0
Selling, general and administrative expenses	26.4	26.1
Operating income	3.2	4.8
Interest expense, net	7.8	7.8
Loss before income taxes	-4.6	-3.0
Income tax expense (benefit)	-0.2	0.1
Net loss	-4.4%	-3.1%

Guitar Center

	Three months ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Gross profit	29.6	31.0
Selling, general and administrative expenses	26.4	26.1
Operating income	3.2	4.8
Interest expense, net	4.0	4.0
Income (loss) before income taxes	-0.8	0.8
Income tax expense (benefit)	-0.2	0.3
Net income (loss)	-0.6%	0.5%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales

Consolidated net sales for the first quarter of 2013 increased 0.7% to $531.8 million, compared to $528.2 million for the same period in 2012.

Net sales from our Guitar Center segment for the first quarter of 2013 increased 1.7% to $400.5 million, compared to $393.7 million for the same period in 2012.  Non-comparable retail stores open less than 14 months contributed $16.1 million in incremental net sales in the first quarter of 2013. Comparable retail store sales decreased 2.5%, or $9.4 million and sales from our Guitar Center website increased by 0.3%, or $0.1 million, compared to the same period in 2012. Comparable store sales were negatively affected by a 3.5% decrease in customer traffic, partially offset by an increase in conversion rate of 1.4%, which measures the number of sales transactions relative to the number of customers visiting our stores. We have improved conversion rates at our stores by reducing checkout times and by implementing workforce planning tools to optimally staff our stores during peak customer traffic periods.

Net sales from our direct response segment for the first quarter of 2013 decreased 8.1% to $73.0 million, compared to $79.4 million for the same period in 2012. The decrease in sales was primarily due to a 12.6% decline in order count and an increase in customer discounts, partially offset by an 8.3% increase in average order value. Our direct response segment continues to be affected by the increasingly competitive e-commerce landscape, which has made it more difficult to attract and retain customers. We believe this competition has contributed to the decrease in order count. Customer discounts increased due to greater use of promotional discounting and price matching to compete with other e-commerce retailers. We expect competition to continue to affect this segment’s net sales and gross profit for the foreseeable future. The increase in average order value was primarily due to more items sold per order.

Net sales from our Music & Arts segment for the first quarter of 2013 increased 6.0% to $58.4 million, compared to $55.1 million for the same period in 2012. The increase was primarily due to 4.9% growth in retail sales and our continued success at increasing high-volume bid sales to school districts.

Gross profit

Consolidated gross profit for the first quarter of 2013 decreased 3.7% to $157.5 million, compared to $163.6 million for the same period in 2012.  Gross profit margin was 29.6% for the first quarter of 2013, compared to 31.0% for the same period in 2012.

Gross profit margin for our Guitar Center segment was 28.1% for the first quarter of 2013, compared to 29.7% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.1% and higher occupancy costs of 0.2%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and in-store discounts to ensure our “Lowest Price Guarantee” policy. Occupancy costs increased due to higher rent expense related to new store openings.

Gross profit margin for our direct response segment was 26.0% for the first quarter of 2013, compared to 27.6% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.9%, partially offset by lower freight costs of 0.3%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and price matching. Freight costs decreased primarily due to lower rates on outbound shipping and customers choosing less costly delivery methods.

Gross profit margin for our Music & Arts segment was 44.8% for the first quarter of 2013, compared to 45.4% for the same period in 2012. The decrease was primarily due to lower selling margin of 0.7%, resulting from a shift in sales channel mix with increased sales to school districts at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the first quarter of 2013 increased 1.9% to $140.6 million, compared to $138.1 million for the same period in 2012. As a percentage of net sales, selling, general and administrative expenses for the first quarter of 2013 were 26.4%, compared to 26.1% for the same period in 2012.

In the first quarter of 2013, we recorded a loss of $3.1 million related to payments we made to a third-party freight invoice processor that ceased operations. We plan to pursue the recovery of this amount from the third-party processor, but we cannot be certain of what amount, if any, we will recover. The estimated losses totaled $2.0 million at our direct response segment and $1.0 million at our Guitar Center segment.

Selling, general and administrative expenses for our Guitar Center segment for the first quarter of 2013 were 22.9% of segment net sales, compared to 22.8% for the same period in 2012. The increase was primarily due to the loss on unpaid freight invoices, totaling 0.3% of segment net sales, partially offset by lower depreciation and amortization expense of 0.3%. Depreciation and amortization expense decreased primarily due to lower amortization expense on the segment’s customer relationship intangible asset, which uses an accelerated method based on expected customer attrition rates.

Selling, general and administrative expenses for our direct response segment for the first quarter of 2013 were 30.6% of segment net sales, compared to 28.9% for the same period in 2012. The increase was primarily due to the loss on unpaid freight invoices, totaling 2.8% of segment net sales, partially offset by lower advertising expense of 0.5% and lower restructuring costs of 0.5%. Advertising expense decreased due to reduced catalog circulation and production costs.

Selling, general and administrative expenses for our Music & Arts segment for the first quarter of 2013 were 34.4% of segment net sales, compared to 34.8% for the same period in 2012. The decrease was primarily due to lower relative compensation expense due to higher net sales.

Operating income

Consolidated operating income for the first quarter of 2013 decreased to $16.9 million from $25.5 million for the same period in 2012. As a percentage of net sales, consolidated operating income for the first quarter of 2013 decreased to 3.2%, compared to 4.8% for the same period in 2012.

Interest expense — Holdings and Guitar Center

Net interest expense for Holdings for the first quarter of 2013 increased 0.5% to $41.4 million, compared to $41.2 million for the same period in 2012.

Net interest expense for Guitar Center for the first quarter of 2013 increased 0.9% to $21.4 million, compared to $21.2 million for the same period in 2012.

The increase in interest expense at Holdings and Guitar Center was primarily due to an increase of $0.6 million as a result of new Guitar Center senior notes issued in October 2012, partially offset by $0.5 million lower interest expense on the floating-rate term loan resulting from a decrease in the LIBOR index rate.

Income tax expense (benefit) - Holdings

Income tax benefit for Holdings for the first quarter of 2013 was $1.0 million, compared to $0.6 million expense for the same period in 2012. The effective tax rate for the first quarter of 2013 was 4.2% compared to -3.6% for the same period in 2012.

The effective tax rate in 2013 and the negative effective tax rate in 2012 were lower than the expected amount, based on federal statutory income tax rates, because we apply a valuation allowance to deferred tax assets that we do not expect to realize in the foreseeable future. We determined, based on available objective evidence, that it is more likely than not that deferred tax assets related to our net operating losses would not be fully realized. Accordingly, we apply a valuation allowance to the related deferred tax assets and we do not recognize income tax benefits related to our net operating losses.

Income tax expense (benefit) - Guitar Center

Income tax benefit for Guitar Center for the first quarter of 2013 was $1.2 million, compared to $1.8 million expense for the same period in 2012. The effective tax rate for the first quarter of 2013 was 27.4% compared to 41.4% for the same period in 2012.

The effective rate was lower in 2013 primarily due to discrete items, including canceled stock options from employee terminations and minimum state taxes that reduced our income tax benefits on pretax net loss.

Liquidity and capital resources

Our principal sources of cash are cash from our business operations and available borrowing capacity under our asset-based revolving credit facility. Our principal uses of cash typically include the financing of working capital, capital expenditures and payments on our indebtedness.

During the first quarter of 2013, cash provided by operating activities totaled $45.5 million for Holdings and Guitar Center.

Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. As of March 31, 2013, the borrowing base was $300.3 million, which supported $8.6 million of outstanding letters of credit and $291.7 million of availability. We drew $100 million on the asset-based facility in April 2013 to fund a mandatory redemption of Holdings’ senior PIK notes and the semi-annual interest payments on our unsecured long-term debt. See “Debt — Senior PIK note redemption” for further discussion of the redemption.

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

We believe that the asset-based revolving credit facility and funds generated from operations will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the next 12 months. Over the longer term, we expect that operating cash flows from our existing businesses will continue to be adequate to fund capital expenditures, working capital requirements and interest payments on our long-term debt.

Given that our primary source of liquidity is cash flows generated from operating activities, our liquidity has been and will continue to be affected by general economic conditions in the United States, particularly with respect to discretionary consumer spending in the retail sector and our ability to generate sales revenue. We plan to expand our retail store presence and increase our investments in e-commerce, with the goal of increasing the operating cash flows from our existing businesses. Our liquidity may also be affected by financial, competitive, legislative and regulatory actors and the cost of litigation claims, among other factors. If we do not have sufficient cash flows from operating activities, we may be required to limit our retail store and e-commerce growth strategies.

The maturities of the senior notes and senior PIK notes in 2017 and 2018 are significant. If our cash flows and capital resources are insufficient to fund these debt service obligations, we may be required to reduce or delay capital expenditures, sell assets or operations, seek replacement borrowing or seek equity financing. We cannot be certain that we would be able to take any of these actions or that these actions would be successful and permit us to meet our scheduled debt service obligations, which would have a material adverse impact on our business and operations.

Cash flows

Operating activities

Holdings’ and Guitar Center’s net cash provided by operating activities was $45.5 million for the first quarter of 2013. Cash provided by operating activities benefitted from decreases in working capital, primarily a net increase of $18.4 million in accounts payable and an increase in accrued interest expense. The increase in accounts payable was primarily due to the timing of vendor receipts and payments for inventory. The increase in accrued interest expense was due to the timing of scheduled payments on the senior notes and senior PIK notes that occur in April and October. Cash paid for interest was $9.3 million in the first quarter of 2013.

Holdings’ and Guitar Center’s net cash provided by operating activities was $45.2 million for the first quarter of 2012. Cash provided by operating activities was partially offset by an increase in working capital. Significant sources of cash from changes in working capital include a $45.0 million increase in accounts payable, primarily related to the timing of vendor receipts and payments. We received a greater amount of inventory purchases later in the quarter and more of our vendors accepted longer payment terms. Cash paid for interest was $9.6 million in the first quarter of 2012.

Investing activities

Holdings’ and Guitar Center’s net cash used in investing activities was primarily related to capital expenditures.

Holdings’ and Guitar Center’s net cash used in investing activities was $14.1 million for the first quarter of 2013, compared to $11.8 million for the same period in 2012.

Capital expenditures for the first quarter of 2013 included approximately $7 million related to new Guitar Center and Music & Arts stores and $5 million investment in technology development and purchases.

Capital expenditures for the first quarter of 2012 included approximately $6 million related to new Guitar Center stores, $4 million investment in technology development and purchases and $1 million to remodel or refurbish existing Guitar Center and Music & Arts stores.

Financing activities

Holdings’ and Guitar Center’s net cash used in financing activities was $1.1 million for the first quarter of 2013, compared to $0.9 million for the same period in 2012. Repayment of long-term debt in 2013 includes a scheduled principal payment on the term loan. We will be required to make scheduled principal payments of $1.6 million per quarter on the term loan beginning in the second quarter of 2013 and continuing until its maturity. Cash paid for financing fees in 2012 was related to obtaining extended lending commitments on the asset-based facility. Guitar Center made no distributions to Holdings in the first quarter of 2013 or 2012.

Capital Expenditure Requirements

Our capital expenditures generally consist of information technology development, new store opening costs and costs to remodel, relocate and refurbish existing stores.

We opened four new Guitar Center stores during the first quarter of 2013, comprised of two secondary format locations and two tertiary format locations. We opened two new stores between April 1 and May 8, 2013 and we plan to open nine additional stores by the end of 2013. We also plan to open new stores at a rate of 10 to 20 stores per year going forward, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

We expect our per-store costs for new stores opened in 2013 will be approximately $1.6 million for each primary market store, $1.3 million for each secondary market store and $1.0 million for each tertiary market store. These costs generally consist of leasehold improvements, fixtures and equipment and do not include tenant improvement allowances that we may receive from our landlords to help defray these costs. Additionally, our new primary stores generally require between $1.1 million and $1.6 million of inventory, secondary stores require between $0.8 million to $1.1 million of inventory and tertiary market stores require approximately $0.6 million of inventory upon store opening.

For 2013, we expect our total capital expenditures will be between $65 million and $70 million. We expect the significant capital expenditures in 2013 will include $20 to $25 million of information technology expenditures, approximately $20 million of new store expenditures and approximately $15 million to remodel, relocate and refurbish existing stores. Planned remodeling and refurbishing expenditures include costs for adding GC Studios lesson and rehearsal space to existing stores.

Debt

Holdings’ consolidated outstanding long-term debt as of March 31, 2013 consisted of a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of March 31, 2013 was $1.581 billion.

Guitar Center’s outstanding long-term debt as of March 31, 2013 consisted of a senior secured term loan and the senior notes. The aggregate outstanding principal balance on this debt as of March 31, 2013 was $1.016 billon.

We also have an asset-based revolving credit facility with a maximum borrowing amount of $373 million, subject to a borrowing base which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of March 31, 2013, we had no outstanding borrowings on this credit facility. We did not draw any amounts on the asset-based facility during the first quarter of 2013; we drew $100 million in April 2013 to fund a mandatory redemption of the senior PIK notes and the scheduled semi-annual interest payments on the senior notes and the senior PIK notes.

We expect interest payments on the term loan, senior notes and senior PIK notes will be between $140 million and $150 million per year in the years 2013 through 2016 and approximately $130 million in total for the years 2017 and 2018.

As of March 31, 2013, scheduled maturities and principal payments on the term loan, senior notes and senior PIK notes for the years 2013 through 2016 totaled $162 million. This amount includes a $129.8 million redemption of the senior PIK notes that was made in April 2013. The remaining maturities, totaling $1.4 billion, occur in 2017 and 2018.

Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

Senior PIK note redemption

We made a principal payment of $129.8 million in April 2013 related to the payment-in-kind interest on Holdings’ senior PIK notes. This mandatory principal redemption was the amount required to be redeemed to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code as of April 15, 2013. The redemption price for the portion of each senior PIK note redeemed was 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. We funded this payment with cash available from operations and amounts drawn on the asset-based revolving credit facility.

Covenants

See our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013, for a summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes.

As of March 31, 2013, we were in compliance with our debt covenants. Under the term loan credit agreement, we were required to have a consolidated secured net leverage ratio as of March 31, 2013 that does not exceed 3.5x. As of March 31, 2013, our consolidated secured net leverage ratio was 2.75x.

Contractual obligations and commercial commitments

Substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements.  There have been no other material changes to our contractual obligations since December 31, 2012.  See our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013, for additional information about our contractual obligations and commercial commitments.

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

Critical accounting estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013, for a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates since the end of 2012.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure arising from changes in interest rates on our term loan credit facility. The interest rates on our term loan facility will re-price periodically, which will impact our earnings and cash flow.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

For information on legal proceedings, see Note 6 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.              Risk Factors

Our risk factors as of March 31, 2013 have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Mine Safety Disclosures

Not applicable.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

Exhibit Number	Description
10.1

Employment Agreement, dated as of February 14, 2013, by and among Guitar Center, Inc., Guitar Center Holdings, Inc. and Michael Pratt, previously filed as Exhibit 10.1 with Guitar Center, Inc.’s and Guitar Center Holdings, Inc.’s Form 8-K filed on March 20, 2013 and incorporated by reference herein.

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

Date: May 13, 2013	GUITAR CENTER, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ TIM MARTIN
Tim Martin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2013	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt
Vice President and Assistant Secretary (Principal Executive Officer)

	By:	/s/ TIM MARTIN
Tim Martin
Vice President and Assistant Secretary (Principal Financial and Accounting Officer)